Form 10-K
period 2019-09-30
BELLRING BRANDS, INC.
filed 2019-11-22
CIK 1772016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-K
_______________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 1-35305
______________________

BELLRING BRANDS, INC.
(Exact name of registrant as specified in its charter)
_______________________

Delaware	83-4096323
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2503 S. Hanley Road, St. Louis, Missouri	63144
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (314) 644-7600
_______________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.01 par value	BRBR	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
_______________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐  Yes    ☒ No *
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
The Registrant completed the initial public offering of its Class A Common Stock on October 21, 2019. Accordingly, there was no public market for the Registrant’s Class A Common Stock as of March 31, 2019, the last business day of the Registrant’s most recently completed second fiscal quarter.
Number of shares of Class A Common Stock, $0.01 par value, outstanding as of November 18, 2019: 39,428,571

*The registrant completed its initial public offering on October 21, 2019 and, accordingly, has not been subject to the reporting requirements under Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, for 90 days.

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant’s definitive proxy statement for its 2020 annual meeting of stockholders, to be filed with the Securities and Exchange Commission within 120 days after September 30, 2019, are incorporated by reference into Part III of this report.

i

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS
Forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are made throughout this report. These forward-looking statements are sometimes identified from the use of forward-looking words such as “believe,” “should,” “could,” “potential,” “continue,” “expect,” “project,” “estimate,” “predict,” “anticipate,” “aim,” “intend,” “plan,” “forecast,” “target,” “is likely,” “will,” “can,” “may,” “would” or the negative of these terms or similar expressions elsewhere in this report. Our financial condition, results of operations and cash flows may differ materially from those in the forward-looking statements. Such statements are based on management’s current views and assumptions and involve risks and uncertainties that could affect expected results. Those risks and uncertainties include, but are not limited to, the following:

•	our dependence on sales from our ready-to-drink (“RTD”) protein shakes;

•
our dependence on a limited number of third party contract manufacturers and suppliers for the manufacturing of most of our products, including one manufacturer for the substantial majority of our RTD protein shakes;

•	our operation in a category with strong competition;

•
our reliance on a limited number of third party suppliers to provide certain ingredients and packaging, higher freight costs, significant volatility in the costs or availability of certain raw materials, commodities or packaging used to manufacture our products and higher energy costs;

•	disruptions in our supply chain, changes in weather conditions and other events beyond our control;

•	consolidation in our distribution channels;

•	our ability to anticipate and respond to changes in consumer and customer preferences and trends and to introduce new products;

•	our ability to maintain favorable perceptions of our brands;

•	our ability to expand existing market penetration and enter into new markets;

•	allegations that our products cause injury or illness, product recalls and withdrawals and product liability claims and other litigation;

•
legal and regulatory factors, such as compliance with existing laws and regulations and changes to and new laws and regulations affecting our business, including current and future laws and regulations regarding food safety and advertising;

•
our high leverage, our ability to obtain additional financing (including both secured and unsecured debt) and our ability to service our outstanding debt (including covenants that restrict the operation of our business);

•	our ability to manage our growth and to identify, complete and integrate any acquisitions or other strategic transactions;

•	fluctuations in our business due to changes in our promotional activities and seasonality;

•	risks associated with our international business;

•
risks related to our ongoing relationship with Post Holdings, Inc. (“Post”), including Post’s control over us and ability to control the direction of our business, conflicts of interest or disputes that may arise between Post and us and our obligations under various agreements with Post, including under the tax receivable agreement;

•	the loss of, a significant reduction of purchases by or the bankruptcy of a major customer;

•	the ultimate impact litigation or other regulatory matters may have on us;

•	the accuracy of our market data and attributes and related information;

•	our ability to attract and retain key employees;

•	economic downturns that limit customer and consumer demand for our products;

•	disruptions in the United States and global capital and credit markets, changes in interest rates and fluctuations in foreign currency exchange rates;

•	our ability to protect our intellectual property and other assets;

•	costs, business disruptions and reputational damage associated with information technology failures, cybersecurity incidents and/or information security breaches;

•
risks associated with our public company status, including our ability to operate as a separate public company following our initial public offering and the additional expenses we will incur to create the corporate infrastructure to operate as a public company;

•	changes in estimates in critical accounting judgments;

•	impairment in the carrying value of goodwill or other intangibles;

•	significant differences in our actual operating results from any guidance we may give regarding our performance;

•	our ability to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002; and

•	other risks and uncertainties discussed elsewhere in this report.
You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. Moreover, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this report to conform these statements to actual results or to changes in our expectations.

PART I
ITEM 1. BUSINESS
General
On October 21, 2019, BellRing Brands, Inc. completed its initial public offering (the “IPO”) of 39.4 million shares of Class A common stock, $0.01 par value per share (the “Class A Common Stock”), at a public offering price of $14.00 per share, which includes 5.1 million shares issued pursuant to the underwriters’ option to purchase additional shares. As a result of the IPO, BellRing Brands, Inc.’s Class A Common Stock is traded on the New York Stock Exchange under the ticker symbol “BRBR”. BellRing Brands, Inc. received approximately $524.4 million in proceeds, net of underwriting discounts and commissions, which it used to acquire a number of newly issued non-voting common units of BellRing Brands, LLC equal to the number of shares of Class A Common Stock sold in the IPO. For additional information regarding our history and our organizational structure following the IPO, see “Our History” and “Our Organizational Structure” below in this section.
Unless otherwise indicated or the context otherwise requires, all references in this report to “we,” “our,” “us,” “the Company” and “our Company” refer to (1) after the completion of our IPO, BellRing Brands, Inc. and its subsidiaries, including BellRing Brands, LLC, Premier Nutrition Company, LLC (the successor of Premier Nutrition Corporation, “Premier Nutrition”), Dymatize Enterprises, LLC (“Dymatize”), Supreme Protein, LLC, the PowerBar brand and Active Nutrition International GmbH (formerly known as Power Bar Europe GmbH, “Active Nutrition International”), and (2) prior to the completion of our IPO, the Active Nutrition business of Post Holdings, Inc. (“Post”), which, effective as of Post’s quarter ended June 30, 2015, had been comprised of the operations and business of Premier Nutrition, Dymatize, Supreme Protein, LLC and the PowerBar brand and also included Active Nutrition International GmbH, and all references in this report to BellRing Brands, Inc. or BellRing Brands, LLC refer only to such particular entity.
Our Company
We are a leader in the global convenient nutrition category, aiming to enhance the lives of our consumers by providing them with highly nutritious, great-tasting products they can enjoy throughout the day. Our primary brands, Premier Protein, Dymatize and PowerBar, target a broad range of consumers and compete in all major product forms, including RTD protein shakes, powders and nutrition bars. Our products are distributed across a diverse network of channels including club, food, drug and mass (“FDM”), eCommerce, specialty and convenience. Our vision is to create a healthier world where everyone actively seeks and has access to great-tasting nutrition. Our commitment to consumers is to strive to make highly effective products that deliver best-in-class nutritionals and superior taste.
We have organically grown our net sales from $713.2 million in our year ended September 30, 2017 to $854.4 million in our year ended September 30, 2019. Over the same period, net income grew from $35.2 million in our year ended September 30, 2017 to $123.1 million in our year ended September 30, 2019.
Our History
BellRing Brands, Inc. was incorporated in the State of Delaware on March 20, 2019 in connection with our IPO. Upon completion of a series of transactions in connection with the IPO (the “formation transactions”), BellRing Brands, LLC became the holder of Post’s Active Nutrition business, which, effective as of Post’s quarter ended June 30, 2015, and until the completion of our IPO, had been comprised of Premier Nutrition, Dymatize and the PowerBar brand and also included Active Nutrition International, which manufactures and sells products of Post’s Active Nutrition business in certain international markets.
In its year ended September 30, 2013, Post acquired Premier Nutrition, which, at the time, was a marketer and distributor of high quality protein shakes and nutrition bars under the Premier Protein brand and nutritional supplements under the Joint Juice brand. Premier Nutrition, Inc. was founded in 1997, and Joint Juice, Inc. was founded in 1999. In 2011, Joint Juice, Inc. acquired the Premier Protein brand and related assets from Premier Nutrition, Inc. via a corporate restructuring, and the resulting entity assumed the name Premier Nutrition Corporation. Premier Nutrition’s products are primarily manufactured under co-manufacturing agreements at various third party facilities located in the U.S. and Europe, with the exception of a portion of Premier Nutrition’s nutrition bars manufactured at our Voerde, Germany facility. Effective September 30, 2019, Premier Nutrition converted to a limited liability company and changed its corporate name to Premier Nutrition Company, LLC.
In its year ended September 30, 2014, Post acquired Dymatize, which, at the time, was a manufacturer and marketer of high-quality protein powders and nutritional supplements under the Dymatize brand and nutrition bars under the Supreme Protein brand. Dymatize was founded in 1994 and purchased the Supreme Protein brand in 2012. At the time of the Post acquisition, Dymatize products were manufactured by Dymatize at its manufacturing facility in Farmers Branch, Texas and by various co-manufacturers. By the end of its year ended September 30, 2015, Dymatize transferred all production to third parties under co-manufacturing agreements and ceased in-house production. In its year ended September 30, 2017, Dymatize sold its manufacturing facility.
In its year ended September 30, 2015, Post acquired the PowerBar and Musashi brands, Active Nutrition International and manufacturing facilities in Boise, Idaho and Voerde, Germany. The PowerBar brand was founded in 1986. In its year ended September 30, 2015, Post sold the Musashi brand. In that same year, Post also ceased all production at, and thereafter sold, the Boise manufacturing facility. All PowerBar products are currently manufactured under co-manufacturing agreements at various third party facilities located in the U.S. and Europe, with the exception of a portion of the brand’s nutrition bar and gel products, which continue to be manufactured at our Voerde, Germany facility.
Our Organizational Structure
In connection with our IPO, we completed a series of formation transactions. As a result of these formation transactions:

•
Premier Nutrition, Dymatize, Supreme Protein, LLC and Active Nutrition International, the entities that formerly comprised the Active Nutrition business of Post, became direct or indirect subsidiaries of BellRing Brands, LLC (formerly Dymatize Holdings, LLC).

•	BellRing Brands, Inc. became a holding company, and has no material assets other than its ownership of non-voting common units of BellRing Brands, LLC (“BellRing Brands, LLC units”).

•
The members of BellRing Brands, LLC consist of Post and BellRing Brands, Inc. As of November 22, 2019, Post owns 71.2% of the economic interests in BellRing Brands, LLC, and BellRing Brands, Inc. (and, indirectly, the holders of our Class A Common Stock) owns 28.8% of the economic interests in BellRing Brands, LLC.

•
Post holds one share of BellRing Brands, Inc. Class B common stock, $0.01 par value per share (the “Class B Common Stock”). For so long as Post or its affiliates (other than us) directly own more than 50% of BellRing Brands, LLC units, the share of Class B Common Stock represents 67% and the outstanding shares of Class A Common Stock represent 33%, respectively, of the combined voting power of the common stock of BellRing Brands, Inc. By virtue of its ownership of the Class B Common Stock, Post controls BellRing Brands, Inc.

•
BellRing Brands, Inc. holds the voting membership unit of BellRing Brands, LLC (which represents the power to appoint and remove the members of the board of managers of BellRing Brands, LLC (the “Board of Managers”) and no economic interest in BellRing Brands, LLC) and BellRing Brands, Inc. appointed the members of the BellRing Brands, LLC Board of Managers, and therefore, controls BellRing Brands, LLC.

•
The financial results of BellRing Brands, LLC and its subsidiaries are consolidated with BellRing Brands, Inc., and a portion of the consolidated net income (loss) and net assets are allocated to the noncontrolling interest to reflect the entitlement of Post to a portion of the consolidated net income (loss) and consolidated net assets.

See Note 14 within “Notes to Combined Financial Statements” included in Part II, Item 8 of this report for more information about the above-mentioned transactions as well as the IPO and formation transactions.
Our Industry
We operate in the global convenient nutrition category, a rapidly-growing and on-trend category within the food and beverage industry. The United States (the “U.S.”) is our primary market and is the largest and most developed market in the world for our category. We believe the U.S. convenient nutrition category can be broken down into four key consumer need states as defined by our management: everyday nutrition, adult nutrition, sports nutrition and weight management.
While we believe most brands in the convenient nutrition category are positioned to appeal to consumers primarily in one need state, Premier Protein has developed brand equities and product value propositions to appeal to a broad range of consumer need states. We primarily compete in the everyday nutrition and sports nutrition consumer need states, but also appeal to the adult nutrition and weight management consumer need states. We define everyday nutrition as nutritious products that can be consumed throughout the day as part of a healthy lifestyle. Our Dymatize and PowerBar brands are focused primarily on sports nutrition, which we define as consumers looking to supplement sports endurance and body building needs.
Brand Overview
Our portfolio consists of our primary brands, Premier Protein, Dymatize and PowerBar, and two secondary brands, Joint Juice and Supreme Protein. Together our brands cover the major product forms in the convenient nutrition category and appeal to a broad range of consumer need states. Our net sales by brand for our year ended September 30, 2019 were as follows: Premier Protein, 80%; Dymatize, 13%; PowerBar, 5%; and other, 2%.
Three product forms have accounted for the majority of our net sales over the last three fiscal years. In our year ended September 30, 2019, RTD protein shakes and other RTDs were 78% of our net sales, powders were 14% of our net sales and nutrition bars were 7% of our net sales. In our year ended September 30, 2018, RTD protein shakes and other RTDs were 74% of our net sales, powders were 14% of our net sales and nutrition bars were 11% of our net sales. In our year ended September 30, 2017, RTD protein shakes and other RTDs were 66% of our net sales, powders were 16% of our net sales and nutrition bars were 16% of our net sales.

Premier Protein
Our largest brand, Premier Protein, is a leading mainstream, lifestyle brand. Premier Protein’s product portfolio consists of RTD protein shakes, refreshing protein beverages, nutrition bars and protein powders. Premier Protein’s flagship 11 ounce RTD protein shakes contain 30 grams of protein with only one gram of sugar and 160 calories. They are gluten-and soy-free, low fat and fortified with 24 vitamins and minerals. Our RTD protein shakes are formulated to deliver great-tasting, leading protein levels while maintaining one of the leanest nutritional profiles in the category (as measured by sugar and calorie content). The product profile appeals to consumers across age ranges in all four need states.
Premier Protein has accelerated efforts to expand its portfolio of high protein products across new product forms. The brand expanded into protein powders and refreshing protein beverages and launched a new nutrition bar line in our year ended September 30, 2019. Premier Protein’s powder portfolio consists of 100% whey protein products that contain 30 grams of protein and three grams of sugar. In refreshing protein beverages, Premier Protein launched a Clear 20 gram protein drink with 90 calories and 0 grams of sugar. Our Premier Protein Clear beverages are positioned as thirst quenching, functional products that deliver to consumers refreshing protein beverages with no sugar. Refreshing protein beverages is an emerging space in the convenient nutrition category.
As of September 30, 2019, Premier Protein’s portfolio includes a nutrition bar offering 30 grams of protein and three grams of fiber with no artificial sweeteners. The nutrition bars deliver high protein, great-tasting portable nutrition. We also expanded the portfolio in our year ended September 30, 2019 to deliver a new indulgent 20 gram protein nutrition bar with superior taste and texture to appeal to more mainstream consumers.
Internationally, Premier Protein can be found in major Canadian retailers and recently has expanded its high protein offerings into Europe. Premier Protein also is sold in the club channel in Mexico, Japan and Korea.
Dymatize
Our Dymatize brand is a market leader targeting fitness enthusiasts who value the brand for its science-based product development and athletic performance focus. The brand’s portfolio includes an assortment of sports nutrition products, including primarily protein powders as well as protein bars and nutritional supplements (such as pre-workout and amino acids).
The majority of Dymatize’s sales are generated through protein powders. Our protein powder portfolio consists of three primary products: ISO100 made with hydrolyzed 100% Whey Protein Isolate, Elite 100% Whey Protein and Super Mass Gainer. ISO100, the brand’s flagship product, has a global reach with sales in more than 50 countries.
In addition to powders, Dymatize offers a suite of products to meet the needs of athletes, including pre-workout and post-workout recovery products. Dymatize also offers a line of competitively-priced products formulated for the mainstream athlete that are sold in FDM channels.
PowerBar
Our PowerBar brand targets a range of consumers from committed athletes to active individuals. The brand delivers nutrient dense products to fuel consumers with ambitious, athletic lifestyles. PowerBar’s product portfolio ranges from protein and energy snacks for fitness enthusiasts to highly functional and technical energy products for competitive athletes’ in-game usage.
PowerBar is positioned as a high-quality brand internationally and has a notable presence in Western Europe. The brand also has recently expanded into eCommerce as well as the FDM channels to drive incremental scale. In North America, the PowerBar product portfolio has been optimized to focus on its most successful product offering, the PowerBar Protein Plus 20 gram protein bar that is gluten-free and a good source of fiber. The PowerBar Protein Plus line can be found in food, drug and convenience stores.
Other Brands
In addition to our primary brands, our portfolio includes the Joint Juice and Supreme Protein brands. Joint Juice is a line of great-tasting joint support liquid supplements for baby boomers with active lifestyles. Supreme Protein is a line of multi-layered, indulgent protein bars targeted towards consumers seeking a nutritious, protein-enriched snack.
Our Customers
We sell our products domestically and in more than fifty countries globally. In the U.S., which represented 86% of our net sales in our year ended September 30, 2019, we utilize a direct sales force in multiple channels, including club, FDM, convenience, specialty and eCommerce. We also sell through a broker network for customers in the convenience, grocery and mass channels, and through distributors for the specialty channel.
In international markets, which represented 14% of our net sales in our year ended September 30, 2019, we sell our products through a combination of direct sales to retailers and to third party distributors. We utilize a direct sales force in key markets in the European Union (the “E.U.”) and the U.K. for multiple channels, including FDM, convenience, specialty and eCommerce. We also sell through distributors in the specialty channel.
Our largest customers, Costco and Walmart and its affiliates (which includes Sam’s Club), accounted for approximately 70% of our net sales in our year ended September 30, 2019.
Sales and Marketing
We maintain a dedicated multi-faceted and consumer-driven marketing strategy for each of our primary brands, tailoring initiatives to each brand’s target audience. Each of our brands maintains a presence across all major social media platforms.
Premier Protein. Premier Protein’s marketing strategy is aimed at accelerating the brand’s positioning as a lifestyle brand for mainstream consumers. Premier Protein’s marketing initiatives are focused on increasing awareness to drive product trial and adoption as well as expanding household penetration among this group of consumers. As part of its marketing strategy, Premier Protein leverages its fans’ enthusiasm for the brand to spread the word of our products. The brand utilizes an influencer marketing program called “Premier Shakers” that leverages micro-influencers, content creators and top-tier influencers to generate further awareness of Premier Protein.
Dymatize. Dymatize’s marketing strategy is focused on retailer-specific programs, online and specialty print media and social media. Social media is a high-touch medium that resonates with Dymatize’s core fitness-focused consumers. Dymatize maintains a presence across all major social media platforms. The brand also utilizes a social media influencer model, “Team Dymatize,” engaging with athletes. This team promotes product usage via personal social media channels to drive awareness for the brand among its target demographic.
PowerBar. Similar to Dymatize, PowerBar’s marketing efforts include retailer programs, online and specialty print media and social media as well as traditional sports marketing through events and activations to reach not only its core sports enthusiast consumers but also active lifestyle consumers. The brand’s social media content strategy is supported by seasonal cross-channel marketing and influencer campaigns. Sponsorships of sports events drive product trial. PowerBar’s key initiatives are focused on the European market, showcasing its range of offerings.
Research and Development
We continue to improve and expand our product offerings with new flavors, ingredients and packaging options. We leverage our dedicated innovation team, supplemented by leading design firms, product development companies, third party flavor houses and consultants.
Supply Chain
We primarily engage contract manufacturers and third party logistics firms to manufacture and distribute our products. We own a manufacturing operation in Voerde, Germany that supplies nutrition bars and gels primarily for the E.U. and the U.K.
Sourcing. Raw materials used in our business consist of ingredients and packaging materials purchased from local, regional and international suppliers. Our principal ingredients include milk-based, whey-based and soy-based proteins and protein blends. Our primary packaging materials include aseptic foil and plastic lined cardboard cartons, aseptic plastic bottles, plastic jars and lids, flexible film, cartons and corrugate. We purchase our ingredients in accordance with rigorous standards to assure food quality and safety. These ingredients are generally available in adequate quantities from multiple suppliers. We actively manage the cost and quality of key ingredients by visiting with major suppliers to negotiate contract commitments and assure quality processes and standards during production.
Manufacturing. We primarily engage third party contract manufacturers in North America and the E.U. to produce our finished goods. We receive products from our contract manufacturers, which include all packaging and ingredients used, for an agreed-upon tolling charge for each item produced as well other minor costs. We also own a nutrition bar and gel-filling line plant in Voerde, Germany that supplies some of the products for our PowerBar, Premier Protein and Dymatize brands.
We regularly monitor the capacity and performance of our contract manufacturing partners and qualify new suppliers as needed. In order to secure supply of most of our RTD protein shakes, our relationships with these third parties are subject to minimum volume commitments, whereby these third party contract manufacturers have committed to produce, and we have committed to purchase, a minimum quantity of product. Given the growth profile of our primary products, we continuously plan for incremental capacity and review additional strategic alternatives to support our business.
From three separate and geographically diverse manufacturing locations, our largest contract manufacturer provided approximately 81% of our Premier Protein RTD shake supply for our year ended September 30, 2019. Under the terms of a manufacturing agreement with the manufacturer, Premier Nutrition is required to purchase a minimum annual order volume of RTD protein shakes and has the right (but not the obligation) to order quantities in excess of a monthly minimum amount provided the manufacturer has the capacity and the ability to produce such additional quantities. In addition, under the terms of the manufacturing agreement, the manufacturer has committed to produce an annual minimum volume of RTD protein shakes. The manufacturing agreement also contains detailed provisions regarding the product specifications and quality standards for the products to be manufactured and packaged by the manufacturer, the tolling charges for each item produced (and certain other costs) to be paid by Premier Nutrition (and related payment terms), shipping and storage obligations, the rights of a party in the event the other party does not comply with its obligations under the manufacturing agreement and other customary contractual terms and conditions. The manufacturing agreement expires on December 31, 2022.
We regularly evaluate our contract manufacturing arrangements to ensure the cost-effective manufacturing of our products. We select our manufacturing partners based on expertise, quality, cost and location. Our quality assurance team frequently monitors manufacturing partners to ensure our partners meet our rigorous processing and quality standards, detailed in our Quality Expectations Manual, including requirements for third party certification of Good Manufacturing Practices. Our owned production plant in Voerde, Germany is additionally certified to one of the international Food Safety Standards (ISO/FSSC 22.000, IFS or BRC), and OHSAS 18001 (Health and Safety).
Distribution. In North America, our products typically are shipped directly from our contract manufacturing partners to a network of third party warehouses. Products are distributed from third party warehouses to customer distribution centers or retail stores or are exported to international customers. Occasionally, we ship products directly from our contract manufacturers to our customers’ distribution centers.
We maintain two third party warehouse locations in Germany, both of which receive products from our production facility located in Voerde, Germany or directly from our contract manufacturers. Our branded products are distributed from the main third party warehouses to customer distribution centers or retail stores or are exported to international customers.
Competition
We compete with other brands in the convenient nutrition category and with many nutritional food and beverage players. We have numerous competitors of varying sizes, including manufacturers of other branded food and beverage products, as well as manufacturers of private label products. Competition in our industry is based on product quality, taste, functional benefits, convenience, brand loyalty and positioning, product variety, product packaging, shelf space, price, promotional efforts and ingredients. We expect the industry to remain competitive in the future and believe that we are well-positioned to compete effectively with respect to each of these factors.
Seasonality
We have experienced in the past, and expect to continue to experience, seasonal fluctuations in our sales and earnings before interest and taxes (“EBIT”) margins because of consumer spending patterns and timing of promotional activity. Historically, our first quarter of the fiscal year is seasonally low for net sales for all brands driven by a slowdown of consumption of our products during the holiday season and during colder weather, which impacts outdoor activities. However, sales typically increase throughout the remainder of the fiscal year as a result of promotional activity at key retailers as well as organic growth of the business. Seasonal fluctuations in our sales and EBIT margins may not be the same in the future as they have historically.
Working Capital
A description of our working capital practices is included in Part II, Item 7 of this report under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”
Capital Expenditures
During our year ended September 30, 2019, our aggregate capital expenditures were $3.2 million. We have modest capital expenditures due to the asset-light nature of our business model.
Trademarks and Intellectual Property
We own a number of trademarks that are critical to the success of our business. Our key trademarks include Premier Protein®, Dymatize®, PowerBar®, ISO.100®, Joint Juice® and Supreme Protein®, and we have submitted an application for the trademark BellRing Brands. Our owned trademarks are, in most cases, protected through registration in the U.S. or Germany, as well as in many other countries where the related brands or products are sold. We also own, or have applications pending, for several patents in the U.S. and other countries. While our patent portfolio as a whole is material to our business, no one patent or group of related patents is material to our business. In addition, we have copyrights, proprietary trade secrets, technology, know-how processes and other intellectual property rights that are not registered.
We rely on a combination of trademark law, copyright law, trade secrets, non-disclosure and confidentiality agreements and provisions in agreements and other measures to establish and protect our proprietary rights to our products, packaging, processes and intellectual property.

Governmental Regulation, Safety and Environmental Matters
Along with our contract manufacturers, distributors and ingredient and packaging suppliers, we are subject to regulation by federal, state and local governmental entities and agencies in the U.S., as well as similar regulations in Canada, Mexico, Europe and other international locations, including food safety laws, labor and employment laws, laws governing advertising, privacy laws, consumer protection regulations, worker health and safety regulations, environmental laws and regulations and other laws and regulations.
Our products are regulated in the U.S. either as food or dietary supplements, which internationally may be regulated as pharmaceuticals or other health food categories. As a producer and distributor of goods for human consumption, we must comply with stringent production, storage, recordkeeping, distribution, labeling and marketing standards established by the Food and Drug Administration (the “FDA”), the U.S. Department of Agriculture (the “USDA”), the Federal Trade Commission and individual states within the U.S. We also must comply with standards established by similar regulatory agencies in Canada, Mexico, the E.U. and elsewhere. In addition, some of our products are produced and marketed under contract as part of special certification programs such as organic, kosher or non-GMO, and must comply with the strict standards of federal, state and third party certifying organizations. Products that do not meet regulatory or third party standards may be considered adulterated or misbranded and subject to withdrawal or recall. Additionally, following the adoption of the Food Safety Modernization Act, the FDA is implementing additional regulations focused on the prevention of food contamination, more frequent inspection of high-risk facilities, increased record-keeping and improved traceability of food.
Our manufacturing facility in Germany is subject to certain safety regulations, including the German Occupational Safety and Health Regulation. These regulations require us to comply with certain manufacturing safety standards to protect our employees from accidents. Additionally, some of the food commodities on which our business relies are subject to governmental agricultural programs (e.g., subsidies and import/export regulations), which have substantial effects on the prices and supplies of these commodities. In addition, we are subject to various federal, state and foreign laws and regulations regarding data privacy, including the E.U.’s General Data Protection Regulation and Privacy Shield, which apply to certain aspects of our business and deal with the collection and use of personal information obtained from data subjects of the E.U. Our business also is subject to various federal, state and local laws and regulations with respect to environmental matters, including air quality, wastewater and storm water management, waste handling and disposal and other regulations intended to protect public health and the environment. In the U.S., the laws and regulations include the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act and the California Safe Drinking Water and Toxic Enforcement Act (“Proposition 65”), among others. Internationally, our operations, including our manufacturing facility in Germany, are subject to local and national regulations similar to those applicable to us in the U.S. We have made, and will continue to make, expenditures to ensure compliance with environmental regulations.
Employees
We have approximately 400 employees as of November 1, 2019. Of these employees, approximately 200 are in the U.S., approximately 175 are in Germany and approximately 10 are in other countries.
Information about our Executive Officers
The section below provides information regarding our executive officers as of November 22, 2019:
Robert V. Vitale, age 53, has served as our Executive Chairman since September 2019 and serves as our co-principal executive officer. Mr. Vitale has been the President and Chief Executive Officer of Post, and a member of Post’s board of directors, since November 2014. Previously, Mr. Vitale served as Chief Financial Officer of Post from October 2011 until November 2014. He served as President and Chief Executive Officer of AHM Financial Group, LLC, a diversified provider of insurance brokerage and wealth management services, from 2006 until 2011 and previously was a partner of Westgate Equity Partners, LLC, a consumer-oriented private equity firm. Mr. Vitale is a member of the board of directors of 8th Avenue Food & Provisions, Inc., a private brand-centric consumer products holding company owned by Post and funds affiliated with Thomas H. Lee Partners, L.P. Mr. Vitale also has served on the board of directors of Energizer Holdings, Inc., a publicly traded manufacturer of primary batteries, portable lighting products and automotive, appearance, performance and fragrance products, since August 2017. Mr. Vitale earned his undergraduate degree from St. Louis University and his MBA from Washington University.
Darcy H. Davenport, age 46, has served as our President and Chief Executive Officer since September 2019, has served as a member of our Board of Directors since the completion of our IPO and serves as our co-principal executive officer. Until the completion of the IPO, Ms. Davenport served as President of Post’s Active Nutrition business since October 2017 and as President of Premier Nutrition, which became a subsidiary of BellRing Brands, Inc. upon completion of our IPO, since November 2016. Ms. Davenport previously served as General Manager of Premier Nutrition from October 2014 to November 2016 and Vice President of Marketing from October 2011 to October 2014. Prior to joining Premier Nutrition, Ms. Davenport served as Director of Brand Marketing at Joint Juice, Inc., a liquid dietary supplement manufacturer, from May 2009 to October 2011, when it combined with Premier Nutrition. Ms. Davenport has served as a member of the board of directors of Blentech Corporation, a company focusing on developing custom-made, food processing solutions including equipment, integrated systems and software, since January 2010. Ms. Davenport earned her undergraduate degree from Princeton University and her MBA from New York University’s Leonard N. Stern School of Business.
Douglas J. Cornille, age 47, has served as Senior Vice President, Marketing of Premier Nutrition, which became a subsidiary of BellRing Brands, Inc. upon completion of our IPO, since July 2015. Prior to joining Premier Nutrition, Mr. Cornille was Brand Director at Clif Bar & Company, a manufacturer of various food products, from August 2011 to July 2015 and was Senior Brand Manager at Dreyer’s Grand Ice Cream Holdings, Inc., a manufacturer of ice cream and frozen yogurt, from September 2003 to August 2011. Mr. Cornille earned his undergraduate degree from Rhodes College and attended Oxford University, St. John’s College. Mr. Cornille earned his MBA from Duke University - The Fuqua School of Business.
R. Lee Partin, age 65, has served as Senior Vice President, Sales of Premier Nutrition, which became a subsidiary of BellRing Brands, Inc. upon completion of our IPO, since March 2012. Prior to joining Premier Nutrition, Mr. Partin was Director of Sales of Joint Juice, Inc., a liquid dietary supplement manufacturer that combined with Premier Nutrition in October 2011, from September 2008 to March 2012. Mr. Partin previously was a general manager of Dreyer’s Grand Ice Cream Holdings, Inc., a manufacturer of ice cream and frozen yogurt, from November 1982 to September 2008. Mr. Partin is a graduate of Virginia Commonwealth University - School of Business.
Paul A. Rode, age 49, has served as our Chief Financial Officer since September 2019 and serves as our principal financial officer. Mr. Rode served as Chief Financial Officer of Post’s Active Nutrition business from May 2015 until the completion of the IPO and as Chief Financial Officer of Consumer Brands, a prior reporting segment of Post, from November 2014 to May 2015. Mr. Rode previously served as Vice President, Finance of Post from January 2014 to November 2014 and Vice President, Corporate Development of Post from October 2013 to January 2014. Prior to joining Post, Mr. Rode served as Vice President, Corporate Controller of Ralcorp Holdings, Inc., which was a publicly traded consumer products company and the former parent company of Post, from February 2010 to September 2013. Mr. Rode earned his undergraduate degree from the University of Kentucky and his MBA from Northwestern University’s Kellogg School of Management.
Craig L. Rosenthal, age 48, has served as our Senior Vice President and General Counsel since August 2019. Prior to joining BellRing Brands, Inc., Mr. Rosenthal was an attorney at Husch Blackwell from May 2019 to August 2019. From January 2018 to May 2019, while complying with the terms of a non-competition agreement entered into with a previous employer that expired in March 2019, Mr. Rosenthal provided legal counsel regarding business transactions to small businesses and individuals. Mr. Rosenthal served as Senior Vice President-Law and Assistant Secretary at Altice USA, Inc., a publicly traded broadband communications and video services provider, from June 2016 to December 2017. Prior to that, Mr. Rosenthal was Senior Vice President, General Counsel and Secretary at Cequel Communications, LLC dba Suddenlink Communications, a telecommunications and technology company, from 2005 to June 2016, when it was acquired by Altice USA, Inc., and Director, Senior Counsel and Assistant Secretary at Cequel Communications, LLC dba Suddenlink Communications from 2003 to 2005. Previously, Mr. Rosenthal was an attorney at Husch & Eppenberger LLC (now Husch Blackwell LLP) from 1997 to 2003. Mr. Rosenthal earned his undergraduate degree from the University of Missouri and juris doctorate from Washington University School of Law.
Robin Singh, age 50, has served as Senior Vice President, Operations of Premier Nutrition, which became a subsidiary of BellRing Brands, Inc. upon completion of our IPO, since March 2019. Prior to joining Premier Nutrition, Mr. Singh held various senior leadership positions at Mondelez International, Inc., a publicly traded multinational snack food company, from 1996 until March 2019, including Vice President of Operations from July 2018 to March 2019, Director of Supply Chain Strategy and Supply Chain Reinvention North America from February 2016 to July 2018, and Director of Supply Planning North America from January 2014 to January 2016. Mr. Singh attended The University of Western Ontario - Richard Ivey School of Business and the University of Guelph, Ontario.
Emerging Growth Company Status
As a company with less than $1.07 billion in gross revenue during our last fiscal year, we qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). We will continue to be an emerging growth company until the earliest to occur of:

•	the last day of the fiscal year following the fifth anniversary of our IPO;

•	the last day of the fiscal year in which we have more than $1.07 billion in annual gross revenue;

•
the last day of the fiscal year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior March 31 and we have been publicly reporting for at least 12 months; or

•	the date on which we have issued more than $1.0 billion of non-convertible debt during the prior three-year period.
For so long as we remain an emerging growth company, we are permitted and currently intend to rely on various provisions of the JOBS Act that contain exceptions from disclosure and other requirements that otherwise are applicable to companies that conduct initial public offerings and file periodic reports with the Securities and Exchange Commission (the “SEC”). These JOBS Act provisions:

•	permit us to include less than five years of selected financial data in this report;

•	permit us to include reduced disclosure regarding our executive compensation in our SEC filings as a public company;

•	provide an exemption from the independent public accountant attestation requirement in the assessment of our internal control over financial reporting under the Sarbanes-Oxley Act of 2002;

•
provide an exemption from compliance with any new requirements adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotation or a supplement to our auditor’s report in which the auditor would be required to provide additional information about the audit and our financial statements; and

•	provide an exemption from the requirement to hold non-binding stockholder advisory votes on executive compensation and on golden parachute arrangements not previously approved.
We have elected to take advantage of certain of the reduced disclosure obligations in this report, and we may elect to take advantage of other reduced reporting requirements in future filings. As a result, the information that we provide to our stockholders may be different than they might receive from other public reporting companies in which they hold equity interests.
The JOBS Act also permits an emerging growth company such as us to take advantage of an extended transition period to comply with new or revised financial accounting standards applicable to public companies. This provision of the JOBS Act allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to not take advantage of the extended transition period, which means that the financial statements included in this report, as well as financial statements we file in the future, will be subject to all new or revised financial accounting standards generally applicable to public companies. Our election not to take advantage of the extended transition period is irrevocable.
Additional Information
BellRing Brands, Inc.’s principal executive offices are at 2503 S. Hanley Road, St. Louis, Missouri 63144, and its telephone number is (314) 644-7600. BellRing Brands, Inc.’s website is www.bellring.com. The information and other content contained on BellRing Brands, Inc.’s website are not part of (or incorporated by reference in) this report or any other document BellRing Brands, Inc. files with the SEC.
Additional information about BellRing Brands, Inc., including its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, press releases and other important announcements is available, free of charge, at our website at www.bellring.com as soon as reasonably practicable after their electronic filing with the SEC or their release, as applicable, or the SEC’s website at www.sec.gov (for securities filings only). The SEC maintains an internet site containing these reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. BellRing Brands, Inc.’s Corporate Governance Guidelines, its Code of Conduct and the charters of its Audit and Corporate Governance and Compensation Committees of its Board of Directors also are available on its website, where they can be printed free of charge. All of these documents also are available to stockholders at no charge upon request sent to BellRing Brands, Inc.’s corporate secretary (2503 S. Hanley Road, St. Louis, Missouri 63144-2503, Telephone: 314-644-7600).

ITEM 1A. RISK FACTORS
In addition to the factors discussed elsewhere in this report, the following risks and uncertainties could have a material adverse effect on our business, financial condition, results of operations and cash flows. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business, financial condition, results of operations and cash flows.
Risks Related to Our Business
A substantial amount of our net sales comes from our RTD protein shakes, and a decrease in sales of our RTD protein shakes would adversely affect our business, financial condition, results of operations and cash flows.
A substantial amount of our net sales is derived from our RTD protein shakes. Sales of our RTD protein shakes represented approximately 75% of our net sales in our year ended September 30, 2019. We believe that sales of our RTD protein shakes will continue to constitute a substantial amount of our net sales for the foreseeable future. Our business, financial condition, results of operations and cash flows would be harmed by a decline in the market for our RTD protein shakes, increased competition in the market for those products, disruptions in our ability to produce those products, whether due to manufacturer inability, supply chain failures or otherwise, or our failure or inability to provide sufficient investment to support and market those products as needed to maintain or grow their competitive position or to achieve more widespread market acceptance.
We are currently dependent on a limited number of third party contract manufacturers and suppliers for the manufacturing of most of our products, including one manufacturer for the substantial majority of our RTD protein shakes. Our business could suffer as a result of a third party contract manufacturer’s inability to produce our products for us in the quantities required, on time or to our specifications or to obtain the supplies and equipment necessary for such production.
All of our RTD protein shakes and most of our other products are manufactured by a limited number of independent third party contract manufacturers. For our year ended September 30, 2019, approximately 81% of our Premier Protein RTD shake supply came from a single supplier and approximately 51% from a single facility of that manufacturer. In addition, production of the RTD protein shakes in the 11 ounce size by our third party contract manufacturers requires packaging that we currently are sourcing from only one supplier and equipment that our third party contract manufacturers are currently sourcing from the same supplier. Although we have added additional contract manufacturers of our Premier Protein RTD shakes to our third party contract manufacturing network, our number of third party contract manufacturers is still limited and if one or more of our third party contract manufacturers is unable to meet our supply requirements, it could have a material adverse impact on our business, financial condition, results of operations and cash flows. Although there are alternative suppliers if this current sole supplier can no longer supply us and our third party contract manufacturers with equipment or sufficient packaging, a change in supplier could delay the production of our RTD protein shakes in the 11 ounce size by our third party contract manufacturers. Also, if we experience significant increases in demand for our products, we and these third party contract manufacturers may not be able to obtain in a timely manner the equipment or packaging materials required to manufacture our products (including, in particular, the RTD protein shakes in the 11 ounce size) and allocate sufficient capacity to us in order to meet our requirements, fill our orders in a timely manner or meet our quality standards. Further, we may experience operational difficulties with any of these third party contract manufacturers, such as limitations on production capacity, failure to meet our quantity requirements, increases in manufacturing costs, errors in complying with product specifications, insufficient quality control and failure to meet production deadlines. We are currently in a dispute with one of our former third party contract manufacturers, which we had expected to produce less than 10% of our RTD protein shakes for our year ended September 30, 2019, that has resulted in our termination of our agreement with them and related litigation. In addition, we rely in part on our independent third party contract manufacturers to maintain the quality of our products. The failure or inability of our independent third party contract manufacturers to comply with the specifications and requirements of our products could result in product withdrawal or recall, which could materially and adversely affect our reputation and subject us to significant liability should the consumption of any of our products cause or be claimed to cause illness or physical harm. Additionally, our business could be adversely affected if we fail to develop or maintain our relationships with any of these third parties, including the packaging and equipment supplier for our RTD protein shakes in the 11 ounce size, if any of these third parties fail to comply with governmental regulations applicable to the manufacturing of our products or if any of these third parties cease doing business with us or go out of business. The inability of third party contract manufacturers to ship orders in a timely manner, in desirable quantities or to meet our safety, quality and social compliance standards or regulatory requirements could have a material adverse impact on our business, financial condition, results of operations and cash flows.
Certain of our relationships with these third parties are subject to minimum volume commitments, whereby the third party contract manufacturer has committed to produce, and we have committed to purchase, a minimum quantity of product, and we or the contract manufacturer may alternatively pay the other a mostly fixed amount rather than produce or purchase the minimum quantities. Despite the minimum volume commitments, we may nonetheless experience situations where such manufacturers are unable to fulfill their minimum volume obligations under our agreements or cannot produce sufficient amount of product to meet consumer demand. For example, due to a combination of better than expected volume growth for our Premier Protein RTD shakes in the second half of our year ended September 30, 2018 and delays in planned incremental production capacity by our third party contract manufacturer network, our customer demand exceeded our available capacity and resulted in inventory below acceptable levels at September 30, 2018. These factors resulted in volume increases of our RTD protein shakes for our year ended September 30, 2019 being below growth trends experienced in our years ended September 30, 2018 and 2017. If we need to replace an existing third party contract manufacturer, our products may not be available when required on acceptable terms, or at all.
We operate in a category with strong competition.
The convenient nutrition category is highly competitive. We compete with other brands in the convenient nutrition category and with many nutritional food and beverage players, as well as manufacturers of private label products. Many of our competitors offer products similar to our products, or a wider range of products than we offer, and may offer their products at more competitive prices than we do. Competition in our industry is based on product quality, taste, functional benefits, convenience, brand loyalty and positioning, product variety, product packaging, shelf space, price, promotional efforts and ingredients.
Some of our principal competitors have substantially more financial, marketing and other resources than we have. Our category also includes a number of smaller competitors, many of whom offer products similar to ours and may have unique ties to retailers. A strong competitive response from one or more of our competitors to our marketplace efforts, or a shift in consumer preferences to competitors’ products, could result in us reducing pricing, increasing marketing or other expenditures or losing market share. Competitive pressures also may restrict our ability to increase our prices, including in response to cost increases. Our profits could decrease if a reduction in prices or increased costs are not counterbalanced with increased sales volume. In addition, our competitors are increasingly using social media networks to advertise products. If we are unable to use social media effectively to advertise our products, it could adversely affect our business, financial condition, results of operations and cash flows.
Our reliance on a limited number of suppliers for certain ingredients and packaging materials, the price and availability of ingredients and packaging materials, higher freight costs and higher energy costs could negatively impact profits.
We rely on a limited number of third party suppliers to provide certain ingredients used in our business. The primary ingredients used in our business include milk-based, whey-based and soy-based proteins and protein blends, and one supplier provides the majority of our milk-based protein. The supply and price of these ingredients are subject to market conditions and are influenced by many factors beyond our control, including animal feed costs, weather patterns affecting ingredient production, governmental programs and regulations, insects, plant diseases and inflation. Our primary packaging materials include aseptic foil and plastic lined cardboard cartons, aseptic plastic bottles, plastic jars and lids, flexible film, cartons and corrugate. We utilize a sole supplier for the aseptic packaging for our Premier Protein RTD shakes in the 11 ounce size. Although we maintain relationships with suppliers with the objective of ensuring that we have adequate sources for the supply of such ingredients and packaging materials, increases in demand for such items, both within our industry and in general, can result in shortages and higher costs. Our suppliers may not be able to meet our delivery schedules, we may lose a significant or sole supplier, a supplier may not be able to meet performance and quality specifications and we may not be able to purchase such items at a competitive cost. Further, the cost of ingredients and packaging materials may fluctuate widely, and we may experience shortages in certain items as a result of limited availability, increased demand, weather conditions and natural disasters, as well as other factors outside of our control. Our freight costs may increase due to factors such as limited carrier availability, increased fuel costs, increased compliance costs associated with new or changing government regulations and inflation. Higher prices for natural gas, propane, electricity and fuel also may increase our ingredient, production and delivery costs. The prices charged for our products may not reflect changes in our ingredient, packaging material, freight, tariff and energy costs at the time they occur, or at all.
The loss of key supply sources, for any reason, our inability to obtain necessary quantities of ingredients and packaging materials or changes in freight or energy costs may limit our ability to maintain existing margins and may have a material adverse effect on our business, financial condition, results of operations and cash flows. If we fail, or are unable, to hedge and prices subsequently increase, or if we institute a hedge and prices subsequently decrease, our costs may be greater than anticipated or greater than our competitors’ costs, and our business, financial condition, results of operations and cash flows could be adversely affected.
Disruption of our supply chain and changes in weather conditions could have an adverse effect on our business, financial condition, results of operations and cash flows.
Our ability to make, move and sell products in coordination with our suppliers, business partners and third party contract manufacturers is critical to our success. Damage or disruption to our collective supply, manufacturing or distribution capabilities resulting from weather, freight carrier availability, any potential effects of climate change, natural disaster, disease, fire, explosion, cyber-attacks, terrorism, pandemics, strikes, repairs or enhancements at facilities manufacturing or delivering our products or other reasons could impair our ability to manufacture, sell or timely deliver our products.
Changes in weather conditions and natural disasters, such as fires, floods, droughts, frosts, hurricanes, earthquakes, tornados, insect infestations and plant disease, also may affect the cost and supply of commodities used as raw materials, including milk-based, whey-based and soy-based proteins and protein blends. Further, as we rely on a limited number of third party suppliers to provide certain ingredients and packaging materials, and one supplier for the majority of our milk-based protein, adverse events affecting such suppliers may limit our ability to obtain such raw materials, or alternatives for these raw materials, at competitive prices, or at all. For example, for our year ended September 30, 2019, approximately 81% of our Premier Protein RTD shake supply came from our largest contract manufacturer, from its three manufacturing facilities located in Riverside and Santa Ana, California and Joplin, Missouri, with approximately 51% of such supply manufactured at the Joplin, Missouri facility. In 2011, a major tornado struck Joplin, Missouri, but our supply of product from the Joplin, Missouri facility was not impacted. In addition, production of the RTD protein shakes in the 11 ounce size by our third party contract manufacturers requires packaging that we currently are sourcing from only one supplier, and equipment that our third party contract manufacturers are currently sourcing from the same supplier. Our supply of packaging for our 11 ounce RTD protein shakes from this supplier comes primarily from its locations in Mexicali, Baja California, Mexico and Denton, Texas. Competitors can be affected differently by weather conditions and natural disasters depending on the location of their suppliers and operations.
Failure to take adequate steps to reduce the likelihood or mitigate the potential impact of such events, or to effectively manage such events if they occur, particularly when an ingredient or packaging material is sourced from a single location or supplier, could adversely affect our business, financial condition, results of operations and cash flows and/or require additional resources to restore our supply chain.
Consolidation in our distribution channels, and competitive, economic and other pressures facing our customers, may hurt our profit margins.
Over the past several years, our channels have undergone significant consolidations and mass merchandisers and non-traditional retailers are gaining market share. As this trend continues and such customers grow larger, they may seek to use their position to improve their profitability through improved efficiency, lower pricing, increased reliance on their own brand name products, increased emphasis on generic and other value brands and increased promotional programs. If we are unable to respond to these requirements, our profitability or volume growth could be negatively impacted. Additionally, if any of our customers are consolidated with another entity and the surviving entity of any such consolidation is not a customer or decides to discontinue purchasing our products, we may lose significant amounts of our preexisting business with the acquired customer. Further, the economic and competitive landscape for our customers is constantly changing, such as the emergence of new sales channels like eCommerce, and our customers’ responses to those changes could impact our business. Consolidation in our channels also increases the risk that adverse changes to our customers’ business operations or financial performance would have a material adverse effect on us.
We must identify changing consumer and customer preferences and develop and offer products to meet these preferences.
Our consumers are constantly seeking new products and strategies to help them achieve their healthy eating and fitness goals, and our success relies heavily on our ability to continue to develop and market to our consumers and our customers new and innovative products and extensions of existing products. Consumer focus includes dietary, fitness and health and wellness trends, different nutritional aspects and health effects of foods and beverages, sourcing practices relating to ingredients and animal welfare concerns. Emerging science and theories regarding health are constantly evolving, and products or methods of eating once considered healthy may over time become disfavored by consumers or no longer be perceived as healthy. Approaches regarding healthy lifestyles also are the subject of numerous studies and publications, often with differing views and opinions, some of which may be adverse to us. In order to respond to new and evolving consumer and customer demands, achieve market acceptance and keep pace with new nutritional, technological and other developments, we must constantly introduce new and innovative products into the market. We may not be successful in developing, introducing on a timely basis or marketing any new or enhanced products, and specifically, the initial sales volumes for new or enhanced products may not reach anticipated levels, we may be required to engage in extensive marketing efforts to promote such products, the costs of developing and promoting such products may exceed our expectations and such products may not perform as expected. Further, certain ingredients used in our products may become negatively perceived by consumers, resulting in decreased demand for our products or reformulation of existing products to remove such ingredients, which may negatively affect taste or other qualities. Prolonged negative perceptions concerning the health implications of certain food and beverage products could influence consumer preferences and acceptance of some of our products and marketing programs. Although we strive to respond to consumer preferences and social expectations, we may not be successful in these efforts. Any significant changes in consumer or customer preferences or our inability to anticipate or react, or effectively introduce new products in response, to such changes could negatively impact our business, financial condition, results of operations and cash flows.
Our results may be adversely impacted if consumers do not maintain favorable perceptions of our brands.
Maintaining and continually enhancing the value of our brands is critical to the success of our business. Brand value is based in large part on consumer perceptions. Success in promoting and enhancing brand value depends, to a significant extent, on our ability to provide high-quality products. Brand value could diminish significantly due to a number of factors, including our products becoming unavailable to consumers, our failure to maintain the quality of our products, the failure of our products to deliver consistently positive consumer experiences, adverse publicity about our products, packaging or ingredients (whether or not valid), concerns about food safety, real or perceived health concerns regarding our products or consumer perception that we have acted in an irresponsible manner. Consumer demand for our products also may be impacted by changes in the level of advertising or promotional support. We may need to increase our marketing and advertising spending in order to maintain and increase customer and consumer awareness, protect and grow our existing market share or to promote new products, which could impact our business, financial condition, results of operations and cash flows. However, an increase in our marketing and advertising efforts may not maintain our current reputation or lead to an increase in brand awareness. The growing use of social and digital media by consumers, us and third parties increases the speed and extent that information or misinformation and opinions can be shared. Negative posts or comments about us, our brands, products or packaging or the food industry generally on social or digital media could seriously damage our brands and reputation. If we do not maintain favorable perceptions of our products and our brands, including if we are unable to respond effectively to negative posts or comments or erroneous statements about our products on social or digital media, our business, financial condition, results of operations and cash flows could be adversely impacted.
In addition, our success in maintaining and enhancing our brand image depends on our ability to anticipate change and adapt to a rapidly changing marketing and media environment, including our increasing reliance on social media and online, digital and mobile dissemination of marketing and advertising campaigns and the increasing accessibility and speed of dissemination of information. A variety of legal and regulatory restrictions limit how and to whom we market our products. These restrictions may limit our brand renovation, innovation and promotion plans, particularly as social media and the communications environment continue to evolve. Negative posts or comments about us or our brands on social media or websites (whether factual or not) or security breaches related to use of our social media and failure to respond effectively to these posts, comments or activities could damage our reputation and brand image across the various regions in which we operate. In addition, we might fail to invest sufficiently in maintaining, extending and expanding our brands, our marketing efforts might not achieve desired results and we might be required to recognize impairment charges on our brands or related intangible assets or goodwill. Furthermore, third parties may sell counterfeit or imitation versions of our products that are inferior or pose safety risks. If consumers confuse these counterfeit products for our products or have a bad experience with the counterfeit brand, they might refrain from purchasing our brands in the future, which could harm our brand image and sales. If we do not successfully maintain and enhance our reputation and brand health, then our brands, product sales, financial condition and results of operations could be materially and adversely affected.
Our sales and profit growth are dependent upon our ability to expand existing market penetration and enter into new markets.
Successful growth depends in part on our ability to add new customers, as well as expand the number of products sold through existing customers. This growth would include expanding the number of our products retailers offer for sale, our product placement and our ability to secure additional shelf or retail space for our products, as well as increased access to online platforms to sell our products. Shelf and retail space is limited and subject to competitive and other pressures. The expansion of our business depends on our ability to obtain new, or expand our business with existing, customers, such as club, FDM, eCommerce, convenience and specialty customers.
The rapid growth of distribution channels, particularly eCommerce, may create consumer price deflation, affecting our customer relationships and presenting additional challenges to increasing prices in response to commodity or other cost increases. We also may need to increase or reallocate spending on marketing, retail trade incentives, materials, advertising and new product innovation to maintain or increase market share. These expenditures are subject to risks, including uncertainties about trade and consumer acceptance of our efforts. Our failure to obtain new, or expand our business with existing, customers could have a material adverse effect on our business, financial condition, results of operations and cash flows.
If our products become adulterated or contaminated, or if they are misbranded or mislabeled, we might need to recall or withdraw those items and may experience product liability claims if consumers are injured.
Selling food products, beverages and nutritional supplements involves a number of legal and other risks, including contamination, spoilage, tampering, mislabeling or other adulteration. Additionally, many of the raw materials used to make certain of our products, particularly milk-based protein and nuts, are vulnerable to contamination by naturally occurring molds and pathogens, such as salmonella. We may need to recall or withdraw some or all of our products if they become adulterated, mislabeled or misbranded, whether caused by us or someone in our manufacturing or supply chain. A recall or withdrawal could result in destruction of product inventory, negative publicity, temporary plant closings for us or our third party contract manufacturers, supply chain interruption, substantial costs of compliance or remediation, fines and increased scrutiny by federal, state and foreign regulatory agencies. Should consumption of any product cause injury, we may be liable for monetary damages as a result of a judgment against us. In addition, adverse publicity, including claims, whether or not valid, that our products or ingredients are unsafe or of poor quality, may discourage consumers from buying our products or cause production and delivery disruptions. Any of these events, including a significant product liability claim against us, could result in a loss of consumer confidence in our products. Although we have various insurance programs in place and may have rights to indemnification in certain situations, any of these events or a loss of consumer confidence could have an adverse effect on our business, financial condition, results of operations and cash flows.
Violations of laws or regulations by us or our third party contract manufacturers, as well as new laws or regulations or changes to existing laws or regulations, could adversely affect our business.
The convenient nutrition category in which we operate is subject to a variety of federal, state and foreign laws and regulations, including requirements related to food safety, quality, manufacturing, processing, storage, marketing, advertising, labeling and distribution, as well as those related to worker health and workplace safety. Our activities, both inside and outside of the U.S., are subject to extensive regulation. In the U.S., we are regulated by, and our activities are affected by, among other federal and state authorities and regulations, the FDA, the USDA, the Federal Trade Commission, the Occupational Safety and Health Administration and California’s Safe Drinking Water and Toxic Enforcement Act of 1986 (Proposition 65). In Europe, we are regulated by, among other authorities, the European Union Parliament and the Council of the European Union and the U.K.’s Food Standards Agency, Health and Safety Executive, Environment Agency, Environmental Health, the Information Commissioners Office and the Trading Standards Office and their equivalents in other European Union (the “E.U.”) member states. We also are regulated by similar authorities in Canada, Mexico and elsewhere in the world. Governmental regulations also affect taxes and levies, tariffs, healthcare costs, energy usage, data privacy and immigration and labor issues, any or all of which may have a direct or indirect effect on our business or the businesses of our customers or suppliers. In addition, we could be the target of claims relating to alleged false or deceptive advertising under federal, state and foreign laws and regulations (whether or not valid).
The impact of current laws and regulations, changes in these laws or regulations or the introduction of new laws or regulations could increase the costs of doing business for us or our customers or suppliers, causing our business, financial condition, results of operations and cash flows to be adversely affected. Further, if we are found to be out of compliance with applicable laws and regulations in these areas, we could be subject to civil remedies, including fines, revocations of required licenses, detention, seizure, injunctions or recalls, as well as potential criminal sanctions, any or all of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Certain of our products are subject to a higher level of regulatory scrutiny, resulting in increased costs of operations and the potential for delays in product sales.
Some of our products are regulated by the FDA as dietary supplements, which are subject to FDA regulations and levels of regulatory scrutiny different from those applicable to conventional food. It also is possible that federal, state or foreign enforcement authorities might take regulatory or enforcement action, which could result in significant fines or penalties. If we are found to be significantly out of compliance, an enforcement authority could issue a warning letter and/or institute enforcement actions that could result in additional costs, substantial delays in production or even a temporary shutdown in manufacturing and product sales while the non-conformances are rectified. Also, we may have to recall product or otherwise remove product from the market, and temporarily cease its manufacture and distribution, which would increase our costs and reduce our revenues. Any product liability claims resulting from the failure to comply with applicable laws and regulations would be expensive to defend and could result in substantial damage awards against us or harm our reputation. The convenient nutrition category is regulated internationally as food, dietary supplements and in some cases, drug products. There is some risk that product classifications could be changed by the regulators, which could result in significant fines, penalties, discontinued distribution and relabeling costs. Any of these events would negatively impact our revenues and costs of operations.
We may not be able to effectively manage our growth, which could materially harm our business, financial condition, results of operations and cash flows.
Our recent growth has placed, and we expect that our continued growth may place, a significant demand on our management, personnel, systems and resources. Given our largely outsourced manufacturing model, as of November 1, 2019, we had approximately 400 employees. Our continued growth will require an increased investment by us in our contract manufacturing relationships, personnel, technology, facilities and financial and management systems and controls, including monitoring and assuring our compliance with applicable regulations. We will need to integrate, train and manage a growing employee base. Unless our growth results in an increase in our revenues that is proportionate to the increase in our costs associated with this growth, our operating margins and profitability will be adversely affected. If we fail to effectively manage our growth, our business, financial condition, results of operations and cash flows could be materially harmed.
If we pursue acquisitions or other strategic transactions, we may not be able to successfully consummate favorable transactions or successfully integrate acquired businesses.
From time to time, we may evaluate potential acquisitions or other strategic transactions. Any such transaction could happen at any time, could be material to our business and could take any number of forms, including, for example, an acquisition, investment or merger, for cash or in exchange for our equity securities, a divestiture or a joint venture.
Companies or operations acquired or joint ventures created may not be profitable or may not achieve the anticipated sales levels and profitability that justify the investments made. Further, evaluating potential transactions, including divestitures, requires additional expenditures (including legal, accounting and due diligence expenses, higher administrative costs to support the acquired entities and information technology, personnel and other integration expenses) and may divert the attention of our management from day-to-day operating matters.
With respect to acquisitions, we may not be able to identify suitable candidates, consummate a transaction on terms that are favorable to us or achieve expected returns and other benefits as a result of integration challenges. The successful integration of acquisitions is complex and depends on our ability to manage the operations and personnel of the acquired businesses. Potential difficulties we may encounter as part of the integration process include, but are not limited to, the following: employees may voluntarily or involuntarily separate from employment with us or the acquired businesses because of the acquisitions; our management may have its attention diverted while trying to integrate the acquired businesses; we may encounter obstacles when incorporating the acquired businesses into our operations and management; we may be required to recognize impairment charges; and integration may be more costly or more time consuming and complex or less effective than anticipated. With respect to proposed divestitures of assets or businesses, we may encounter difficulty in finding acquirers or alternative exit strategies on terms that are favorable to us, which could delay the accomplishment of our strategic objectives, or our divestiture activities may require us to recognize impairment charges.
Our corporate development activities may present financial and operational risks and may have adverse effects on existing business relationships with suppliers and customers. Future acquisitions also could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and amortization expenses related to certain intangible assets and increased operating expenses, all of which could, individually or collectively, adversely affect our business, financial condition, results of operations and cash flows.
Fluctuations in our business due to changes in our promotional activities and seasonality may have an adverse impact on our financial condition, results of operations and cash flows.
We periodically offer a variety of sales and promotional incentives to our customers and consumers, such as price discounts, consumer coupons, volume rebates, cooperative marketing programs, slotting fees and in-store displays. Our net sales and profitability are impacted by the introduction and discontinuance of such sales and promotion incentives. In addition, we have experienced and expect to continue to experience fluctuations in our quarterly results of operations due to the seasonal nature of our business. Historically, our first fiscal quarter is seasonally low for all brands, but increases throughout the remainder of the fiscal year as a result of renewed consumer focus on healthy lifestyles entering the new calendar year, as well as significant promotional activity after the first quarter of our fiscal year. Seasonal fluctuations in our sales and EBIT margins may not be the same in the future as they have been historically. Seasonality could cause our results of operations for an interim financial period to fluctuate and not be indicative of our full year results. Seasonality also impacts relative revenue and profitability of each quarter of the year, both on a quarter-to-quarter and year-over-year basis. If we fail to effectively manage our inventories, fluctuations in business as a result of promotional activities and seasonality may have an adverse impact on our financial condition, results of operations and cash flows.
The international portion of our business subjects us to additional risks.
We are subject to a number of risks related to doing business internationally, any of which could significantly harm our business. These risks include:

•	restrictions on the transfer of funds to and from foreign countries, including potentially negative tax consequences;

•	unfavorable changes in tariffs, quotas, trade barriers or other export or import restrictions;

•	unfavorable foreign exchange controls and currency exchange rates;

•	increased exposure to general market and economic conditions outside of the U.S.;

•	political and economic uncertainty and volatility;

•
the potential for substantial penalties and litigation related to violations of a wide variety of laws, treaties and regulations, including food and beverage regulations, anti-corruption regulations (including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act) and privacy laws and regulations (including the E.U.’s General Data Protection Regulation);

•	the difficulty and costs of designing and implementing an effective control environment across diverse regions and employee bases;

•	the difficulty and costs of maintaining effective data security; and

•	unfavorable and/or changing foreign tax treaties and policies.
Our financial performance on a U.S. dollar denominated basis is subject to fluctuations in currency exchange rates. Our principal exposure is to the Euro.
Loss of, a significant reduction of purchases by or bankruptcy of a major customer may adversely affect our business, financial condition, results of operations and cash flows.
A limited number of customer accounts represents a large percentage of our combined net sales. Our largest customers, Costco and Walmart and its affiliates (which includes Sam’s Club), accounted for approximately 70% of our net sales in our year ended September 30, 2019.

The success of our business depends, in part, on our ability to maintain our level of sales and product distribution through the club, FDM, eCommerce, specialty and convenience channels. The competition to supply products to these high-volume stores is intense. Currently, we do not have material long-term supply agreements with our customers, and our customers frequently reevaluate the products they carry. A decision by our major customers to decrease the amount of product purchased from us, sell another brand on an exclusive or priority basis or change the manner of doing business with us could reduce our revenues and materially adversely affect our business, financial condition, results of operations and cash flows. In the event of a loss of any of our large customers, a significant reduction of purchases by any of our large customers or the bankruptcy or serious financial difficulty of any of our large customers, our business, financial condition, results of operations and cash flows may be adversely affected.
Pending and future litigation may impair our reputation or lead us to incur significant costs.
We are, or may become, party to various lawsuits and claims arising in the normal course of business, which may include lawsuits or claims relating to contracts, third party contract manufacturers, intellectual property, product recalls, product liability, false or deceptive advertising, employment matters, environmental matters or other aspects of our business. There has been a recent increase in lawsuits filed against food and beverage companies alleging deceptive advertising and labeling. Negative publicity resulting from allegations made in lawsuits or claims asserted against us, whether or not valid, may adversely affect our reputation. In addition, we may be required to pay damage awards or settlements or become subject to injunctions or other equitable remedies, which could have a material adverse effect on our financial condition, results of operations and cash flows. The outcome of litigation is often difficult to predict, and the outcome of pending or future litigation may have a material adverse effect on our business, financial condition, results of operations and cash flows.
Although we have various insurance programs in place, the potential liabilities associated with these litigation matters, or those that could arise in the future, could be excluded from coverage or, if covered, could exceed the coverage provided by such programs. In addition, insurance carriers may seek to rescind or deny coverage with respect to pending or future claims or lawsuits. If we do not have sufficient coverage under our policies, or if coverage is denied, we may be required to make material payments to settle litigation or satisfy any judgment. Any of these consequences could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Changes in tax laws may adversely affect us, and the Internal Revenue Service or a court may disagree with tax positions taken by BellRing Brands, Inc. or BellRing Brands, LLC, which may result in adverse effects on our financial condition or the value of our common stock.
The Tax Cuts and Jobs Act (the “Tax Act”), enacted on December 22, 2017, significantly affected U.S. tax law, including by changing how the U.S. imposes tax on certain types of income of corporations and by reducing the U.S. federal corporate income tax rate to 21%. It also imposed new limitations on a number of tax benefits, including deductions for business interest, use of net operating loss carry forwards, taxation of foreign income, and the foreign tax credit, among others. There can be no assurance that future tax law changes will not increase the rate of the corporate income tax significantly; impose new limitations on deductions, credits or other tax benefits; or make other changes that may adversely affect the performance of an investment in our stock. In addition, the Internal Revenue Service (the “IRS”) has yet to issue guidance on a number of important issues regarding the changes made by the Tax Act. In the absence of such guidance, BellRing Brands, Inc. and BellRing Brands, LLC will take positions with respect to a number of unsettled issues. There is no assurance that the IRS or a court will agree with the positions taken by us, in which case tax penalties and interest may be imposed that could adversely our financial position and affect the value of our stock.
Our market size and related estimates may prove to be inaccurate.
Data for the convenient nutrition category is collected for most, but not all, channels, and as a result, it is difficult to estimate the size of the market and predict the rate at which the market for our products will grow. We estimate the market size of the convenient nutrition category, including by geography, product form and consumer need state, based, in part, upon forecasts and information obtained from independent trade associations, industry publications and surveys and other independent sources, proprietary research studies and management’s knowledge of the industry. While these estimates were made in good faith and are based on assumptions and estimates we believe to be reasonable, they may not be accurate.
Agricultural diseases or pests could harm our business, financial condition, results of operations and cash flows.
Many of our business activities are subject to a variety of agricultural risks, including diseases and pests, which can adversely affect the quality and quantity of the raw materials we use, as well as the products we produce, or have produced by third party contract manufacturers, and distribute. Any actual or potential contamination of our products could result in product recalls, market withdrawals, safety alerts, cessation of manufacturing or distribution or, if we fail to comply with applicable FDA, USDA or other U.S. or international regulatory authority requirements, enforcement actions. We also could be subject to product liability claims or adverse publicity if any of our products are alleged to have caused illness or injury.
We may not be able to operate successfully if we lose key personnel, are unable to hire qualified additional personnel or experience turnover of our management team.

We are highly dependent on our ability to attract and retain qualified personnel to operate and expand our business. If we lose key personnel or one or more members of our management team, or if we fail to attract new employees, our business, financial condition, results of operations and cash flows could be harmed.
Increases in costs of medical and other employee health and welfare benefits may reduce our profitability.
With approximately 400 employees as of November 1, 2019, our profitability may be substantially affected by costs of medical and other health and welfare benefits for these employees. Although we try to control these costs, they can vary because of changes in healthcare laws and claims experience, which have the potential to increase the cost of providing medical and other employee health and welfare benefits. Any substantial increase could negatively affect our profitability.
Economic downturns could limit consumer and customer demand for our products.
The willingness of consumers to purchase our products depends in part on general or local economic conditions and consumers’ discretionary spending habits. In periods of adverse or uncertain economic conditions, consumers may shift purchases to lower-priced or other perceived value offerings or may forgo certain purchases altogether. In addition, distributors and retailers may seek to reduce their inventories in response to those economic conditions. In those circumstances, we could experience a reduction in sales of our products. Further, during economic downturns, it may be more difficult to convince consumers to switch to, or continue to use, our brands or convince new users to choose our brands without expensive sampling programs and price promotions. Additionally, as a result of economic conditions or competitive actions, we may be unable to raise our prices sufficiently to protect profit margins. Any of these events could have an adverse effect on our business, financial condition, results of operations and cash flows.
U.S. and global capital and credit market issues could negatively affect our liquidity, increase our costs of borrowing and disrupt the operations of our suppliers and customers.
U.S. and global credit markets have, from time to time, experienced significant dislocations and liquidity disruptions which caused the spreads on prospective debt financings to widen considerably. These circumstances materially impacted liquidity in the debt markets, making financing terms for borrowers less attractive and in certain cases resulted in the unavailability of certain types of debt financing. Events affecting the credit markets also have had an adverse effect on other financial markets in the U.S., which may make it more difficult or costly for us to raise capital through the issuance of common stock or other equity securities or refinance debt, sell our assets or borrow more money, if necessary. Our business also could be negatively impacted if our suppliers or customers experience disruptions resulting from tighter capital and credit markets or a slowdown in the general economy. Any of these risks could impair our ability to fund our operations or limit our ability to expand our business or increase our interest expense, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Changing currency exchange rates may adversely affect our business, financial condition, results of operations and cash flows.
We have operations and assets in the U.S. as well as foreign jurisdictions, and a portion of our contracts and revenues are denominated in foreign currencies. Our financial statements are presented in U.S. dollars. We therefore must translate our foreign assets, liabilities, revenue and expenses into U.S. dollars at applicable exchange rates. Consequently, fluctuations in the value of foreign currencies relative to the U.S. dollar may negatively affect the value of these items in the financial statements. In addition, since many of our sales in foreign jurisdictions are denominated in U.S. dollars, fluctuations in the value of foreign currencies relative to the U.S. dollar may effectively increase the price of our products in the currency of the jurisdiction in which the sale took place. To the extent we fail to manage our foreign currency exposure adequately, we may suffer losses in the value of our net foreign currency investment, and our business, financial condition, results of operations and cash flows may be negatively affected.
Our intellectual property rights are valuable and any inability to protect them could reduce the value of our products and brands.
We consider our intellectual property rights, particularly our trademarks, but also our patents, trade secrets, know-how and copyrights, to be a significant and valuable asset of our business. We attempt to protect our intellectual property rights through a combination of patent, trademark, copyright and trade secret laws, as well as third party nondisclosure, confidentiality and assignment agreements and confidentiality provisions in third party agreements and the policing of third party misuses of our intellectual property. Our failure or inability to obtain or maintain adequate protection of our intellectual property rights, or any change in law or other changes that serve to lessen or remove the current legal protections of intellectual property, may diminish our competitiveness and could materially harm our business.
We also are subject to risks associated with protection of our trademarks and other intellectual property licensed to distributors of our products and of our trade secrets to our third party contract manufacturers. If our licensed distributors or third party contract manufacturers fail to protect our trademarks, trade secrets and other intellectual property, either intentionally or unintentionally, our business, financial condition, results of operations and cash flows may be adversely affected.
We face the risk of claims that we have infringed third parties’ intellectual property rights. Any claims of intellectual property infringement, even those without merit, could be expensive and time consuming to defend; cause us to cease making, licensing or using products that incorporate the challenged intellectual property; require us to redesign or rebrand our products or packaging, if feasible; divert management’s attention and resources; or require us to enter into royalty or licensing agreements in order to obtain the right to use a third party’s intellectual property. Any royalty or licensing agreements, if required, may not be available to us on acceptable terms, or at all. Additionally, a successful claim of infringement against us could require us to pay significant damages, enter into costly license or royalty agreements or stop the sale of certain products, any or all of which could have a negative impact on our business, financial condition, results of operations and cash flows and harm our future prospects.
Technology failures, cybersecurity incidents and corruption of our data privacy protections could disrupt our operations and negatively impact our business.
We rely on information technology networks and systems to process, transmit and store operating and financial information, to manage and support a variety of business processes and activities and to comply with regulatory, legal and tax requirements. For example, our production and distribution facilities and inventory management utilize information technology to increase efficiencies and control costs. Our and our third party vendors’ information technology systems may be vulnerable to a variety of interruptions due to events beyond our or their control, including, but not limited to, natural disasters, terrorist attacks, telecommunications failures, power outages, computer viruses and malware, hardware or software failures, cybersecurity incidents, hackers and other security issues. Such interruptions could negatively impact our business.
If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology infrastructure and to maintain and protect the related automated and manual control processes, or if one of our third party service providers fails to provide the services we require, we could be subject to billing and collection errors, business disruptions or damage resulting from such events, particularly material security breaches and cybersecurity incidents. Cyberattacks and other cyber incidents are occurring more frequently in the U.S., are constantly evolving in nature, are becoming more sophisticated and are being made by groups and individuals (including criminal hackers, hacktivists, state-sponsored institutions, terrorist organizations and individuals or groups participating in organized crime) with a wide range of expertise and motives (including monetization of corporate, payment or other internal or personal data, theft of trade secrets and intellectual property for competitive advantage and leverage for political, social, economic and environmental reasons).
If any of our significant information technology systems suffers severe damage, disruption or shutdown, and our business continuity plans do not effectively resolve the issues in a timely manner, our product sales, financial condition, results of operations and cash flows may be materially and adversely affected, and we could experience delays in reporting our financial results. In addition, there is a risk of business interruption, litigation and reputational damage from leaks of confidential or personal information. While we have insurance programs in place related to these matters, the potential liabilities associated with such events, or those that could arise in the future, could be excluded from coverage or, if covered, could exceed the coverage provided by such programs. Although we have not detected a material security breach or cybersecurity incident to date, we have been the target of events of this nature and expect them to continue.
We also are subject to an evolving body of federal, state and foreign laws, regulations, guidelines and principles regarding data privacy, data protection and data security. Several foreign governments, including the E.U., have laws and regulations dealing with the collection and use of personal information obtained from their data subjects, and we could incur substantial penalties or litigation related to violations of such laws and regulations.
Impairment in the carrying value of intangible assets could negatively impact our financial condition and results of operations. If our goodwill or other intangible assets become impaired, we will be required to record additional impairment charges, which may be significant.
Our balance sheet includes intangible assets, including goodwill, trademarks, trade names and other acquired intangibles. Goodwill is expected to contribute indefinitely to our cash flows and is not amortized, but our management reviews it for impairment on an annual basis or whenever events or changes in circumstances indicate that its carrying value may be impaired. Impairments to intangible assets may be caused by factors outside of our control, such as increasing competitive pricing pressures, lower than expected revenue and profit growth rates, changes in industry earnings before interest, taxes, depreciation and amortization (“EBITDA”) and revenue multiples, changes in discount rates based on changes in cost of capital (interest rates, etc.) or the bankruptcy of a significant customer. These factors, along with other internal and external factors, could have a significant negative impact on our fair value determination, which could then result in a material impairment charge in our results of operations. For the year ended September 30, 2017, we recorded a charge of $26.5 million for the impairment of our goodwill related to Dymatize. No impairments were recorded in the years ended September 30, 2019 and 2018. We could have additional impairments in the future. See further discussion of this impairment in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 5 within Active Nutrition’s “Notes to Combined Financial Statements” contained in this report.
We and our third party contract manufacturers are subject to environmental laws and regulations that can impose significant costs and expose us to potential financial liabilities.
We and our third party contract manufacturers are subject to extensive federal, state, local and foreign laws and regulations relating to the protection of human health and the environment, including those limiting the discharge and release of pollutants into the environment and those regulating the transport, storage, disposal and remediation of, and exposure to, solid and hazardous wastes.
Further, certain environmental laws and regulations can impose joint and several liability without regard to fault on responsible parties, including past and present owners and operators of sites, related to cleaning up sites at which hazardous materials were disposed of or released.
Failure to comply with environmental laws and regulations could result in severe fines and penalties by governments or courts of law on us or our third party contract manufacturers. In addition, future laws may more stringently regulate the emission of greenhouse gases, particularly carbon dioxide and methane. We cannot predict the impact that such regulation may have, or that climate change may otherwise have, on our business. Future events, such as new or more stringent environmental laws and regulations, new environmental claims against us or our third party contract manufacturers, the discovery of currently unknown environmental conditions requiring responsive action at our manufacturing facility or at the facilities of our third party contract manufacturers or more vigorous interpretations or enforcement of existing environmental laws and regulations, might require us to incur additional costs that could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Climate change, or legal or market measures to address climate change, may negatively affect our business and operations.
There is growing concern that carbon dioxide and other greenhouse gases in the atmosphere may have an adverse impact on global temperatures, weather patterns and the frequency and severity of extreme weather and natural disasters. If any of these climate changes has a negative effect on agricultural productivity, we may be subject to decreased availability or less favorable pricing for certain commodities that are necessary for our products, such as milk-based, whey-based and soy-based proteins and protein blends. The increasing concern over climate change also may result in more federal, state, local and foreign legal requirements to reduce or mitigate the effects of greenhouse gases. If such laws are enacted, we may experience significant increases in our costs of operation and delivery. As a result, climate change could negatively affect our business, financial condition, results of operations and cash flows.
Risks Related to Our Indebtedness
We have significant debt and high leverage, which could have a negative impact on our financing options and liquidity position and which could adversely affect our business.
We have a significant amount of debt. Upon consummation of our IPO on October 21, 2019, we had $800.0 million in aggregate principal amount of total debt. Additionally, our secured revolving credit facility has remaining borrowing capacity of $140.0 million as of October 31, 2019 (all of which would be secured when drawn).
Our overall leverage and the terms of our financing arrangements could:

•
limit our ability to obtain additional financing in the future for working capital, capital expenditures or acquisitions, to fund growth or for general corporate purposes, even when necessary to maintain adequate liquidity;

•	make it more difficult for us to satisfy the terms of our debt obligations;

•	limit our ability to refinance our indebtedness on terms acceptable to us, or at all;

•
limit our flexibility to plan for and to adjust to changing business and market conditions in the industries in which we operate and increase our vulnerability to general adverse economic and industry conditions;

•
require us to dedicate a substantial portion of our cash flow from operations to make interest and principal payments on our debt, thereby limiting the availability of our cash flow to fund future investments, capital expenditures, working capital, business activities and other general corporate requirements;

•	increase our vulnerability to adverse economic or industry conditions; and

•	subject us to higher levels of indebtedness than our competitors, which may cause a competitive disadvantage and may reduce our flexibility in responding to increased competition.
Our ability to meet expenses and debt service obligations will depend on our future performance, which will be affected by financial, business, economic and other factors, including potential changes in consumer preferences, the success of product and marketing innovation and pressure from competitors. If we do not generate enough cash to pay our debt service obligations, we may be required to refinance all or part of our debt, sell assets, borrow more money or raise additional equity capital.
Despite our level of indebtedness, we may be able to incur substantially more debt, which could further exacerbate the risks described above, and we may in any event be required to maintain a minimum level of indebtedness.
We may be able to incur significant additional indebtedness in the future. Although the financing arrangements governing our indebtedness contain restrictions on our ability to incur additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness that may be incurred in compliance with these restrictions could be substantial. These restrictions also may not prevent us from incurring certain obligations that may not constitute indebtedness under the documents governing our indebtedness. Post owns the share of our Class B Common Stock, which, for so long as Post or its affiliates (other than us) directly own more than 50% of the BellRing Brands, LLC units, represents 67% of the total voting power of both classes of our outstanding common stock. As long as Post or its affiliates (other than us) owns more than 50% of the BellRing Brands, LLC units, it will be able to control nearly all corporate actions that require a vote of the stockholders of BellRing Brands, Inc., as well as have the right under the investor rights agreement between BellRing Brands, Inc. and Post to designate a majority of the directors of BellRing Brands, Inc. In order to preserve its intended tax treatment in connection with the formation transactions that were undertaken as part of our IPO, we expect that, so long as Post has the ability to control us, Post will require that BellRing Brands, LLC maintain a minimum level of outstanding indebtedness equal to $800.0 million less the amount of undistributed taxable income of BellRing Brands, LLC and its subsidiaries allocable to Post.
The agreements governing our debt contain various covenants that limit our ability to take certain actions and also require us to meet financial maintenance tests, and failure to comply with these covenants could have a material adverse effect on us.
Our financing arrangements contain restrictions, covenants and events of default that, among other things, require us to satisfy certain financial tests and maintain certain financial ratios and restrict our ability to incur additional indebtedness and to refinance our existing indebtedness. Financing arrangements which we enter into in the future could contain similar restrictions and additionally could require us to comply with similar, new or additional financial tests or to maintain similar, new or additional financial ratios. The terms of our financing arrangements, financing arrangements which we enter into in the future and any future indebtedness may impose various restrictions and covenants on us that could limit our ability to respond to market conditions, provide for capital investment needs or take advantage of business opportunities by limiting the amount of additional borrowings we may incur. These restrictions include compliance with, or maintenance of, certain financial tests and ratios and may limit or prohibit our ability to, among other things:

•	borrow money or guarantee debt;

•	create liens;

•	make investments and acquisitions;

•	enter into, or permit to exist, contractual limits on the ability of our subsidiaries to pay dividends to us;

•	enter into new lines of business;

•	enter into transactions with affiliates; and

•	sell assets or merge with other companies.
Various risks, uncertainties and events beyond our control could affect our ability to comply with these restrictions and covenants. Failure to comply with any of the restrictions and covenants in our existing or future financing arrangements could result in a default under those arrangements and under other arrangements that may contain cross-default provisions.
Our credit agreement contains customary financial covenants, including a covenant requiring BellRing Brands, LLC to maintain a total net leverage ratio (as defined in our credit agreement) not to exceed 6.00:1.00, as measured as of the last day of each fiscal quarter, beginning with the quarter ending March 31, 2020.
A default would permit lenders to accelerate the maturity of the debt under these arrangements and to foreclose upon any collateral securing the debt. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations. In addition, the limitations imposed by financing agreements on our ability to incur additional debt and to take other actions might significantly impair our ability to obtain other financing.
To service indebtedness and fund other cash needs, we will require a significant amount of cash, and our ability to generate cash depends on many factors beyond our control.
BellRing Brands, LLC’s ability to pay principal and interest on its debt obligations and to fund any planned capital expenditures and other cash needs will depend in part upon the future financial and operating performance of BellRing Brands, LLC and its subsidiaries. Prevailing economic conditions and financial, business, competitive, legislative, regulatory and other factors, many of which are beyond our control, will affect BellRing Brands, LLC’s ability to make these payments.
If BellRing Brands, LLC is unable to make payments or we are unable to refinance our debt or obtain new financing under these circumstances, we may consider other options, including:

•	sales of assets;

•	sales of equity;

•	reductions or delays of capital expenditures, strategic acquisitions, investments and alliances; or

•	negotiations with our lenders to restructure the applicable debt.
Our business may not generate sufficient cash flow from operations, and future borrowings may not be available to us in an amount sufficient, to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before maturity. We may not be able to refinance any of our debt on commercially reasonable terms, or at all.
Increases in interest rates may negatively affect our earnings.
As of October 31, 2019, the aggregate principal amount of our debt instruments with exposure to interest rate risk was $760 million. As a result, higher interest rates will increase the cost of servicing our financial instruments with exposure to interest rate risk and could materially reduce our profitability and cash flows. As of October 31, 2019, each one hundred basis points change in LIBOR rates would result in an approximate $8 million change in the annual cash interest expense, before any principal payment, on our financial instruments with exposure to interest rate risk.
The U.K. Financial Conduct Authority announced that it intends to phase out LIBOR by the end of 2021. Certain of our variable rate debt use LIBOR as a benchmark for establishing interest rates.  In addition, certain hedging transactions reference LIBOR as a benchmark rate in order to determine the applicable interest rate or payment amount. In the event LIBOR is discontinued, replaced or significantly changed, or ceases to be recognized as an acceptable benchmark, there may be uncertainty or differences in the calculation of the applicable interest rate or payment amount depending on the terms of the governing instrument. This could result in different financial performance for existing transactions, require different hedging strategies and require renegotiation for existing instruments. In addition, the transition from LIBOR could have a significant impact on the overall interest rate environment. While we do not expect the transition from LIBOR and the risks thereto to have a material adverse effect on us, it remains uncertain at this time.
Risks Related to Our Relationship with Post
Post controls our Company and has the ability to control the direction of our business.
Post owns the share of our Class B Common Stock, which, for so long as Post or its affiliates (other than us) directly own more than 50% of the BellRing Brands, LLC units, represents 67% of the total voting power of both classes of our outstanding common stock.
As long as Post or its affiliates (other than us) owns more than 50% of the BellRing Brands, LLC units, it will be able to control nearly all corporate actions that require a stockholder vote, regardless of the vote of any other stockholder. As a result, Post has the ability to control significant matters involving us, including:

•	the election and removal of our directors;

•	determinations with respect to mergers, business combinations, dispositions of assets or other extraordinary corporate transactions;

•	certain amendments to our amended and restated certificate of incorporation;

•	changes in capital structure, including the level of indebtedness;

•	the number of shares of our common stock available for issuance under our equity incentive plans for our prospective and existing employees; and

•	agreements that may adversely affect us.
Alternatively, if Post does not provide any requisite affirmative vote on matters requiring stockholder approval allowing us to take particular actions when requested, we will not be able to take such actions, and as a result, our business, financial condition, results of operations and cash flows may be adversely affected. Even if Post owns 50% or less of the BellRing Brands, LLC units, Post will have the ability to substantially influence these matters for as long as it owns a significant portion of the voting power.
The interests of Post may differ from our interests or those of our other stockholders and the concentration of control in Post will limit other stockholders’ ability to influence corporate matters. The concentration of ownership and voting power with Post also may delay, defer or prevent an acquisition by a third party or other change of control of our Company and may make some transactions more difficult or impossible without the support of Post, even if such events are in the best interests of our other stockholders. The concentration of voting power with Post may have an adverse effect on the price of our Class A Common Stock. Our Company may take actions that our other stockholders do not view as beneficial, which may adversely affect our business, financial condition, results of operations and cash flows, and may cause the value of an investment in us to decline.
Post’s interests may conflict with our interests and the interests of our other stockholders. Conflicts of interest or disputes between Post and our Company could be resolved in a manner unfavorable to our Company and our other stockholders.
Post could have interests that differ from, or conflict with, the interests of our other stockholders and could cause us to take certain actions even if the actions are not favorable to us or our other stockholders or are opposed by our other stockholders. If Post is acquired or otherwise experiences a change in control, any acquirer or successor will be entitled to exercise Post’s voting control with respect to us. After the expiration of the 180-day lock-up period entered into in connection with our IPO, which expires on April 14, 2020, Post, if it has redeemed BellRing Brands, LLC units for shares of our Class A Common Stock, generally has the right at any time to sell or otherwise dispose of the shares of our Class A Common Stock that it owns, including the ability to transfer a controlling interest in us to a third party, without the approval of any other stockholder and without providing for a purchase of any other stockholder’s shares of Class A Common Stock. Post and its affiliates may also directly transfer their BellRing Brands, LLC units to third parties without the consent or approval of the Board of Managers of BellRing Brands, LLC or any other party, and in connection with such transfers, subject to certain exceptions, must either grant a written proxy to, or enter into a written voting agreement or other voting arrangement with, such transferee, which provides for the right of such transferee to direct Post or its applicable affiliate, as the holder of the share of our Class B Common Stock, to cast a number of votes to which such share of Class B Common Stock is entitled on all matters in which our stockholders generally are entitled to vote equal to the number of BellRing Brands, LLC units held by such third party in the event that Post or its applicable affiliate, as the holder of the share of our Class B Common Stock, holds in the aggregate 50% or less of the BellRing Brands, LLC units. In addition, Post may determine to distribute its beneficial retained interest in BellRing Brands, LLC by means of a spin-off to its shareholders.
Potential conflicts of interest or disputes may arise between Post and us in a number of areas relating to our past or ongoing relationships, including:

•	tax, employee benefits, indemnification and other matters arising from our IPO;

•	employee retention and recruiting;

•	the nature, quality and pricing of services Post has agreed to provide to us;

•	business opportunities that may be attractive to both Post and us;

•	sales or other disposals by Post of all or a portion of its ownership in BellRing Brands, LLC; and

•	any new commercial arrangements between Post and us in the future.
See also potential conflicts described in “Our organizational structure confers certain benefits upon Post and certain of its successors and assigns that may not benefit our Class A common stockholders to the same extent, and that could result in determinations harmful to the interests of such stockholders.”
The resolution of any potential conflicts or disputes between Post and us may be less favorable to us than the resolution we might achieve if we were dealing with an unaffiliated third party.
The various ancillary agreements that we entered into with Post in connection with our IPO are of varying durations and may be amended upon agreement of the parties. The terms of these agreements were primarily determined by Post, and, therefore, may not be representative of the terms we could have obtained on a standalone basis or in negotiations with an unaffiliated third party. For as long as we are controlled by Post, we may not be able to negotiate renewals or amendments to these agreements, if required, on terms as favorable to us as those we would be able to negotiate with an unaffiliated third party.
Our amended and restated certificate of incorporation could prevent us from benefiting from corporate opportunities that might otherwise have been available to us.
Our amended and restated certificate of incorporation includes certain provisions regulating and defining the conduct of our affairs to the extent that they may involve Post and its directors, officers, employees, agents and affiliates (except that we are not deemed affiliates of Post or its affiliates for purposes of these provisions) and our rights, powers, duties and liabilities and those of our directors, officers, managers, employees and agents in connection with our relationship with Post. In general, and except as may be set forth in any agreement between us and Post, these provisions provide that Post and its affiliates may carry on and conduct any business of any kind, nature or description, whether or not such business is competitive with or in the same or similar lines of business as us; Post and its affiliates may do business with any of our customers, vendors and lessors; and Post and its affiliates may make investments in any kind of property in which we may make investments. In addition, these provisions provide that we renounce any interest or expectancy to participate in any business of Post or its affiliates.
Moreover, our amended and restated certificate of incorporation provides that we renounce any interests or expectancy in corporate opportunities which become known to (i) any of our directors, officers, managers, employees or agents who also are directors, officers, employees, agents or affiliates of Post or its affiliates (except that we and our subsidiaries are not deemed affiliates of Post or its affiliates for the purposes of the provision) or (ii) Post or its affiliates. Generally, neither Post nor our directors, officers, managers, employees or agents who also are directors, officers, employees, agents or affiliates of Post or its affiliates will be liable to us or our stockholders for breach of any fiduciary duty solely by reason of the fact that any such person pursues or acquires any corporate opportunity for the account of Post or its affiliates, directs, recommends or transfers such corporate opportunity to Post or its affiliates or does not offer or communicate information regarding such corporate opportunity to us because such person has directed or intends to direct such opportunity to Post or one of its affiliates. This renunciation does not extend to corporate opportunities expressly offered to one of our directors, officers, managers, employees or agents, solely in his or her capacity as a director, officer, manager, employee or agent of us.
These provisions in our amended and restated certificate of incorporation will cease to apply at such time as (i) we and Post and its affiliates are no longer affiliates of one another and (ii) none of the directors, officers, employees, agents or affiliates of Post serve as our directors, officers, managers, employees or agents. The corporate opportunity provision may exacerbate conflicts of interest between Post and us because the provision effectively permits one of our directors, officers, managers, employees or agents who also serves as a director, officer, employee, agent or affiliate of Post or its affiliates to choose to direct a corporate opportunity to Post or its affiliates instead of to us.
In order to preserve the ability of Post to distribute its beneficial retained interest in BellRing Brands, LLC on a tax-free basis, we may be prevented from pursuing opportunities to raise capital, to effectuate acquisitions or to provide equity incentives to our employees, which could hurt our ability to grow.
Under current laws, in order to effect certain tax-free distributions of its beneficial retained interest in BellRing Brands, LLC, Post may wish to ensure that the aggregate value of the BellRing Brands, LLC assets owned indirectly by the holders of our Class A Common Stock does not exceed the value of Post’s beneficial retained interest in BellRing Brands, LLC. While Post has advised us that it does not have any definitive plans to undertake a tax-free distribution of its beneficial retained interest in BellRing Brands, LLC, Post may use its majority voting interest in us to retain its ability to engage in such a transaction in the future. This may cause Post to not support transactions we wish to pursue that involve issuing shares of our common stock, including for capital raising purposes, as consideration for an acquisition or as equity incentives to our employees. The inability to pursue such transactions, if it occurs, may adversely affect our Company. See “Post controls our Company and has the ability to control the direction of our business” and “-Post’s interests may conflict with our interests and the interests of our other stockholders. Conflicts of interest or disputes between Post and us could be resolved in a manner unfavorable to us and our other stockholders.”
Our agreements with Post require us to indemnify Post for certain tax liabilities.
In connection with our IPO, BellRing Brands, Inc. and BellRing Brands, LLC entered into a tax matters agreement with Post. Under the tax matters agreement, Post is responsible for all taxes for Post’s historical Active Nutrition business which relate to pre-offering periods, and BellRing Brands, LLC generally is responsible for (i) all taxes imposed with respect to any consolidated, combined or unitary tax return of Post or any of its subsidiaries that includes BellRing Brands, LLC or any of its subsidiaries to the extent such taxes relate to post-initial public offering periods and are attributable to BellRing Brands, LLC or any of its subsidiaries, as determined under the tax matters agreement, and (ii) all taxes that relate to post-initial public offering periods imposed with respect to any consolidated, combined, unitary or separate tax returns of BellRing Brands, LLC or any of its subsidiaries, as determined under the tax matters agreement. To the extent Post fails to pay taxes imposed with respect to any consolidated, combined or unitary tax return of Post or any of its subsidiaries that includes BellRing Brands, Inc. or any of its subsidiaries, the relevant taxing authority could seek to collect such taxes (including taxes for which Post is responsible under the tax matters agreement) from BellRing Brands, Inc. or its subsidiaries.
The tax receivable agreement with Post and BellRing Brands, LLC requires us to make cash payments to Post for certain tax benefits we may realize in the future, and these payments could be substantial.
Post (or certain of its transferees or assignees) may redeem BellRing Brands, LLC units for, at the option of BellRing Brands, LLC (as determined by its Board of Managers), shares of our Class A Common Stock or cash pursuant to the amended and restated limited liability company agreement of BellRing Brands, LLC (the “BellRing Brands, LLC Limited Liability Company Agreement”). These redemptions, the formation transactions that were undertaken in connection with our IPO and certain actual or deemed distributions from BellRing Brands, LLC to Post (or certain of its transferees or assignees) or deemed sales by Post (or certain of its transferees or assignees) to BellRing Brands, Inc. or BellRing Brands, LLC of BellRing Brands, LLC units or assets, may result in increases in our pro rata share of the tax basis of BellRing Brands, LLC’s assets that otherwise would not have been available. Such increases in tax basis are likely to increase (for tax purposes) depreciation and amortization deductions allocable to us and therefore reduce the amount of income tax attributable to BellRing Brands, LLC’s operations we would otherwise be required to pay in the future and also may decrease gain (or increase loss) otherwise allocable to us from BellRing Brands, LLC on future dispositions of certain of BellRing Brands, LLC’s assets to the extent the increased tax basis is allocated to those assets. Furthermore, under Section 704(c) of the Internal Revenue Code, we will be entitled to certain tax benefits generated by the pre-existing, contributed tax basis in BellRing Brands, LLC’s assets in excess of our pro rata share of such basis at the time of the partnership’s formation. The IRS may challenge all or part of these tax basis increases and tax benefits and no assurances can be made regarding the availability of these tax basis increases or other tax benefits.
In connection with our IPO, BellRing Brands, Inc. entered into the tax receivable agreement with Post and BellRing Brands, LLC. Under the tax receivable agreement, BellRing Brands, Inc. is required to make cash payments to Post (or certain of its transferees or other assignees) equal to 85% of the amount of cash savings, if any, in U.S. federal income tax, as well as state and local income tax and franchise tax (using an assumed tax rate on a base equal to the U.S. federal taxable income of BellRing Brands,

Inc.), that we realize (or, in some circumstances, we are deemed to realize) as a result of (a) the increase in the tax basis of the assets of BellRing Brands, LLC attributable to (i) the redemption of BellRing Brands, LLC units by Post (or certain of its transferees or assignees) pursuant to the BellRing Brands, LLC Limited Liability Company Agreement, (ii) deemed sales by Post (or certain of its transferees or assignees) of BellRing Brands, LLC units or assets to BellRing Brands, Inc. or BellRing Brands, LLC, (iii) certain actual or deemed distributions from BellRing Brands, LLC to Post (or certain of its transferees or assignees) and (iv) certain formation transactions that were undertaken in connection with our IPO, (b) disproportionate allocations of tax benefits to BellRing Brands, Inc. as a result of Section 704(c) of the Code and (c) certain tax benefits (e.g., imputed interest, basis adjustments, deductions, etc.) attributable to payments under the tax receivable agreement. Any payments made by us under the tax receivable agreement will generally reduce the amount of overall cash flow that might have otherwise been available to us. To the extent that we are unable to make payments under the tax receivable agreement for any reason, such payments will be deferred and will accrue interest until paid. There can be no assurance that we will be able to fund or finance our obligations under the tax receivable agreement. Furthermore, our future obligation to make payments under the tax receivable agreement could make us a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that are subject of the tax receivable agreement. Actual tax benefits realized by us may differ from the tax benefits calculated pursuant to the terms of the tax receivable agreement, including as a result of the use of certain assumptions in the tax receivable agreement, including the use of an assumed state and local income tax rate on a base equal to the U.S. federal taxable income of BellRing Brands, Inc. to calculate tax benefits. Payments under the tax receivable agreement are not conditioned on Post’s continued ownership of BellRing Brands, LLC units or our Class A Common Stock or Class B Common Stock. The payment obligation is a payment obligation of BellRing Brands, Inc. and not of BellRing Brands, LLC.
Post (or its transferees or assignees) may determine to redeem any or all of its BellRing Brands, LLC units in its sole discretion and, in such event, the actual increase in tax basis and the amount and timing of any payments under the tax receivable agreement will vary depending upon a number of factors, including the timing of any future redemptions, the price of shares of our Class A Common Stock at the time of the redemption, the nature of the assets owned by BellRing Brands, LLC at the time of the redemption, the extent to which such redemptions are taxable, the tax rates then applicable and the amount and timing of our income. If Post (and its transferees and assignees) had redeemed all of its BellRing Brands, LLC units immediately after our IPO, we would have recognized a deferred tax asset of approximately $726.0 million and a liability of approximately $617.1 million, assuming (i) a price of $14.00 per share, which was the offering price in our IPO; (ii) a constant corporate tax rate of 25.0%; (iii) we had sufficient taxable income to fully utilize the tax benefits; and (iv) no material changes in tax law. These amounts are estimates and have been prepared for informational purposes only. The actual amount of deferred tax assets and related liabilities that we will recognize will differ based on, among other things, the timing of the redemptions, the price of our shares of Class A Common Stock at the time of the redemption and the tax rates then in effect.
We will not be reimbursed for any payments made to Post under the tax receivable agreement in the event that any tax benefits are disallowed.
Payments under the tax receivable agreement will be based on the tax reporting positions that we determine, and the IRS or another tax authority may challenge all or part of the tax basis increases, as well as other related tax positions we take, and a court could sustain any such challenge. Post (and its transferees and assignees) will not reimburse us for any payments that may previously have been made under the tax receivable agreement even if the IRS or another tax authority subsequently disallows the tax basis increase or any other relevant tax item. Instead, any excess cash payments made by us to Post (or its transferees or assignees) will be netted against any future cash payments that we might otherwise be required to make under the terms of the tax receivable agreement. However, we might not determine that we have effectively made an excess cash payment to Post (or its transferees or assignees) for a number of years following the initial time of such payment. As a result, in certain circumstances, we could make payments to Post under the tax receivable agreement in excess of our cash tax savings and become aware of that fact only at a time when there are no further payments against which to offset that excess amount.
In certain cases, future payments under the tax receivable agreement to Post may be accelerated or significantly exceed the actual benefits we realize in respect of the tax attributes subject to the tax receivable agreement.
The tax receivable agreement provides that, upon a merger, asset sale or other form of business combination or certain other changes of control or if, at any time, we elect an early termination of the tax receivable agreement or materially breach any of our material obligations under the tax receivable agreement, our (or our successor’s) future obligations under the tax receivable agreement would accelerate and become due and payable based on certain assumptions, including that we would have sufficient taxable income to fully utilize all potential future tax benefits that are subject to the tax receivable agreement, and that, as of the effective date of the acceleration, any BellRing Brands, LLC units that Post (or its transferees or assignees) has not yet redeemed will be deemed to have been redeemed by Post (and its transferees and assignees) for an amount based on the closing trading price of our Class A Common Stock at the time of termination, even if we do not receive the corresponding tax benefits until a later date when the BellRing Brands, LLC units are actually redeemed. Such obligations under the tax receivable agreement, however, would not arise if Post distributes its beneficial retained interest in BellRing Brands, LLC by means of a spin-off to its shareholders. As a result of the foregoing, we would be required to make an immediate cash payment equal to the estimated present value as outlined in the tax receivable agreement of the anticipated future tax benefits that are the subject of the tax receivable agreement, which payment may be made significantly in advance of the actual realization, if any, of those future tax benefits and, therefore, we could be required to make payments under the tax receivable agreement that are greater than the specified percentage of the actual tax benefits we ultimately realize. If we had elected to terminate the tax receivable agreement immediately after our IPO, based on a price of $14.00 per share, which was the offering price in our IPO, we estimate that we would have been required to pay approximately $473.1 million in the aggregate under the tax receivable agreement. This amount is an estimate and has been prepared for informational purposes only. The actual amount will differ based on, among other things, the price of our shares of Class A Common Stock at the time of any such termination and the tax rates then in effect.
Our organizational structure confers certain benefits upon Post and certain of its successors and assigns that may not benefit our Class A common stockholders to the same extent, and that could result in determinations harmful to the interests of such stockholders.
Our organizational structure, including the fact that Post owns more than 50% of the voting power of our outstanding common stock and holds its economic interest in BellRing Brands, LLC directly, confers certain benefits upon Post that will not benefit the holders of our Class A Common Stock to the same extent as it will benefit Post. For example, the tax receivable agreement will provide for the payment by us to Post (or certain of its transferees or other assignees) of 85% of the amount of cash savings, if any, in U.S. federal income tax, as well as state and local income tax and franchise tax (using an assumed tax rate on a base equal to the U.S. federal taxable income of BellRing Brands, Inc.) that we realize (or, in some circumstances, we are deemed to realize) as a result of (a) the increase in the tax basis of assets of BellRing Brands, LLC attributable to (i) the redemption of BellRing Brands, LLC units by Post (or certain of its transferees or assignees) pursuant to the BellRing Brands, LLC Limited Liability Company Agreement, (ii) deemed sales by Post (or certain of its transferees or assignees) of BellRing Brands, LLC units or assets to BellRing Brands, Inc., (iii) certain actual or deemed distributions from BellRing Brands, LLC to Post (or certain of its transferees or assignees) and (iv) certain formation transactions that were undertaken in connection with our IPO, (b) disproportionate allocations of tax benefits to BellRing Brands, Inc. as a result of Section 704(c) of the Code and (c) certain tax benefits (e.g., basis adjustments, deductions, etc.) attributable to payments under the tax receivable agreement. Although we will retain 15% of the amount of such tax benefits, it is possible that the interests of Post may in some circumstances conflict with our interests and the interests of our other stockholders, including you.
Further, Post may have different tax positions from us, especially in light of the tax receivable agreement, that could influence its decisions regarding whether and when we should dispose of assets, whether and when we should incur new or refinance existing indebtedness and whether and when we should terminate the tax receivable agreement and accelerate our obligations thereunder. In addition, changes in tax laws, the determination of future tax reporting positions, the structuring of future transactions (including dispositions of Post’s interests in BellRing Brands, LLC, such as through a tax-free spin-off to its shareholders) and related restrictions on us, and the handling of any future challenges by any taxing authority to our tax reporting positions, may take into consideration Post’s tax plans and objectives or other considerations, which may differ from the considerations of us or our other stockholders. Such determination may adversely affect our profitability or prevent us from pursuing certain opportunities to grow.
In the event Post is acquired or otherwise experiences a change in control, any acquirer or successor will generally succeed to the rights and obligations of BellRing Brands, LLC (including under the tax receivable agreement), and the same considerations described above apply to any such successor parties.
If the BellRing Brands, LLC Board of Managers elects to make cash payments rather than issue shares of our Class A Common Stock in future redemptions of BellRing Brands, LLC units, such cash payments may reduce the amount of overall cash flow that would otherwise be available to us.
Subject to the terms of the BellRing Brands, LLC Limited Liability Company Agreement, BellRing Brands, LLC units may be redeemed at any time for, at the option of BellRing Brands, LLC (as determined by its Board of Managers), (i) shares of our Class A Common Stock or (ii) cash (based on the market price of the shares of our Class A Common Stock). The redemption of BellRing Brands, LLC units for shares of Class A Common Stock will be at an initial redemption rate of one share of Class A Common Stock for one BellRing Brands, LLC non-voting common unit, subject to customary redemption rate adjustments for stock splits, stock dividends and reclassifications. If cash payments are elected rather than the issuance of shares of our Class A Common Stock, such payments may require the payment of significant amounts of cash and may reduce the amount of overall cash flow that would otherwise be available for distribution to us from BellRing Brands, LLC, and also may negatively affect our ability to successfully execute our growth strategy.
Future sales or distributions of shares of our Class A Common Stock by Post could depress our Class A Common Stock price, impact our operations or result in a change in control of us.
Subject to the 180-day lock-up period entered into in connection with our IPO, which expires on April 14, 2020, Post generally has the right at any time, if it has redeemed BellRing Brands, LLC units for shares of our Class A Common Stock, to sell or otherwise dispose of all or a portion of the shares of our Class A Common Stock that it owns to third parties. Post and its affiliates may also directly transfer their BellRing Brands, LLC units to third parties without the consent or approval of the Board of Managers of

BellRing Brands, LLC or any other party. In connection with such transfers, subject to certain exceptions, Post must either grant a written proxy to, or enter into a written voting agreement or other voting arrangement with, such transferee, which, if Post or its affiliates holds in the aggregate 50% or less of the BellRing Brands, LLC units, will provide for the right of such transferee to direct Post or its applicable affiliate, as the holder of the share of our Class B Common Stock, to cast a number of votes to which such share of Class B Common Stock is entitled on all matters in which our stockholders generally are entitled to vote equal to the number of BellRing Brands, LLC units held by such third party. In addition, Post may determine to distribute its beneficial retained interest in BellRing Brands, LLC by means of a spin-off to its shareholders. A sale of a controlling interest in us to a third party would result in persons other than Post controlling us and could result in a change of management or changes in our business operations and policies. Sales by Post in the public market of substantial amounts of our Class A Common Stock or a spin-off to its shareholders also could depress the price of our Class A Common Stock.
In addition, Post has the right, subject to certain conditions, to require us to file registration statements covering the sale of its shares of our Class A Common Stock or to include its shares of our Class A Common Stock in other registration statements that we may file. In the event Post exercises its registration rights and sells all or a portion of its shares of our Class A Common Stock, the price of our Class A Common Stock could decline.
The services that Post provides to us may not be sufficient to meet our needs, which may result in increased costs and otherwise adversely affect our business.
In connection with our IPO, BellRing Brands, Inc., BellRing Brands, LLC and Post entered into a master services agreement (the “MSA”) pursuant to which Post provides certain services to us, such as legal, finance, internal audit, treasury, information technology, support, human resources, insurance and tax matters. Post is not obligated to provide these services in a manner that differs from the nature of the services it provided to us prior to our IPO, and thus we may not be able to modify these services in a manner desirable to us. Further, if we no longer receive these services from Post, we may not be able to perform these services ourselves or to find appropriate third party arrangements at a reasonable cost, and the cost may be higher than that charged by Post.
Risks Related to Ownership of Our Class A Common Stock
We have no operating history as a separate public company, and our historical financial information is not necessarily representative of the results we will achieve as a separate public company and may not be a reliable indicator of our future results.
The historical financial information we have included in this report does not reflect what our financial position, results of operations or cash flows would have been had we been a separate public company during the historical periods presented, or what our financial position, results of operations or cash flows will be in the future as a separate public company.
We will incur additional expenses to create the corporate infrastructure to operate as a public company, and we will experience increased ongoing costs in connection with being a public company.
Our business has historically used some of Post’s corporate infrastructure and services to support our business functions. The expenses related to establishing and maintaining this infrastructure have been spread across all of Post’s businesses and charged to us on a cost-allocation basis. After our IPO, except as described below, we no longer have access to Post’s infrastructure or services, and we have had to establish our own. The services historically provided to us by Post included finance, information technology, legal, human resources, quality, supply chain and purchasing functions. Following our IPO, we continue to receive some of these services pursuant to the MSA with Post. There can be no assurance that all of the functions provided to us by Post under the MSA will be successfully executed by Post or that we will not have to expend significant efforts or costs materially in excess of those estimated in the MSA. Any interruption in these services could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, upon termination of the MSA, we will need to perform these functions ourselves or hire third parties to perform these functions on our behalf.
As a public company, we are required to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. If we are unable to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, or our internal control over financial reporting is not effective, the reliability of our financial statements may be questioned, and the market price of our Class A Common Stock could decline.
Section 404 of the Sarbanes-Oxley Act of 2002 requires any company subject to the reporting requirements of the U.S. securities laws to do a comprehensive evaluation of its and its consolidated subsidiaries’ internal control over financial reporting. To comply with this statute, commencing in our year ending September 30, 2020, we are required to document and test our internal control procedures and our management is required to assess and issue a report concerning our internal control over financial reporting. At such time as we are no longer an “emerging growth company” under the JOBS Act and qualify as an “accelerated filer” or “large accelerated filer” as defined under SEC rules, our independent registered public accounting firm will be required to formally attest to the effectiveness of our internal control over financial reporting. For these reasons, our management report on internal controls and our auditors’ report are not contained in this report. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation to meet the detailed standards under the rules.
During the course of its testing, our management may identify material weaknesses or significant deficiencies which may not be remedied in time to meet the deadlines imposed by the Sarbanes-Oxley Act of 2002 and SEC rules. If, at such time as each is required, our management cannot favorably assess the effectiveness of our internal control over financial reporting or our auditors identify material weaknesses in our internal controls, investor confidence in our financial results may weaken, the price of our Class A Common Stock may suffer, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities. In addition, in the event we do not maintain effective internal control over financial reporting, we might fail to timely prevent or detect potential financial misstatements. Failure to remedy any material weakness in our internal control over financial reporting also could restrict our future access to the capital markets.
Actual operating results may differ significantly from our guidance.
From time to time, we release guidance regarding our future performance. This guidance, which consists of forward-looking statements, is prepared by our management and is qualified by, and subject to, the assumptions and the other information contained or referred to in such release and the factors described under “Cautionary Statement on Forward-Looking Statements” in our current and periodic reports filed with the SEC. Our guidance is not prepared with a view toward compliance with published guidelines of the American Institute of Certified Public Accountants, and neither our independent registered public accounting firm nor any other independent expert or outside party has audited, reviewed, examined, compiled or applied agreed upon procedures with respect to the guidance and, accordingly, no such person expresses any opinion or any other form of assurance with respect thereto. The independent registered public accounting firm report included in this document relates to the Company's historical financial statements. It does not extend to any guidance and should not be read to do so.
Guidance is based upon a number of assumptions and estimates that, although presented with numerical specificity, are inherently subject to business, economic and competitive uncertainties and contingencies, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. We generally state possible outcomes as high and low ranges which are intended to provide a sensitivity analysis as variables are changed but are not intended to represent that actual results could not fall outside of the suggested ranges. The principal reason that we release this data is to provide a basis for our management to discuss our business outlook with analysts and investors. We do not accept any responsibility for any projections or reports published by any such persons.
Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions of the guidance furnished by us will not materialize or will vary significantly from actual results. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release. Actual results will vary from the guidance. Investors also should recognize that the reliability of any forecasted financial data diminishes the farther in the future that the data is forecast. In light of the foregoing, investors are urged to put the guidance in context and not to place undue reliance on it.
Any failure to successfully implement our operating strategy or the occurrence of any of the risks or uncertainties set forth in this report could result in actual operating results being different than the guidance, and such differences may be adverse and material.
An active trading market for our Class A Common Stock may not be sustained, and the market price and trading volume of our common stock may be volatile.
Our Class A Common Stock began trading on the New York Stock Exchange (“NYSE”) on October 17, 2019. However, there can be no assurance that an active trading market for our Class A Common Stock will be sustained. The market price of our Class A Common Stock could fluctuate significantly for many reasons, including in response to the risk factors listed in this report or for reasons unrelated to our specific performance, such as reports by industry analysts, our failure to meet analysts’ earnings estimates, investor perceptions, or negative developments relating to our customers, competitors or suppliers, as well as general economic and industry conditions. Furthermore, the stock markets have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of shares of our Class A Common Stock. In addition, such fluctuations could subject us to securities class action litigation, which could result in substantial costs and divert our management’s attention from other matters, which could potentially harm our business. These fluctuations could cause our stockholders to lose part of their investment in our Class A Common Stock since they might be unable to sell their shares at or above the price at which they purchased them. Further, our Class A Common Stock likely will not be eligible to be included in certain stock indices because of our dual class voting structure. For example, in July 2017, S&P Dow Jones stated that companies with multiple share classes will not be eligible for inclusion in the S&P Composite 1500 (comprised of the S&P 500, S&P MidCap 400 and S&P SmallCap 600). Any such exclusion from indices could result in a less active trading market for our Class A Common Stock.
A substantial portion of our total outstanding shares of Class A Common Stock may be sold into the market at any time. These sales could cause the market price of our Class A Common Stock to drop significantly, even if our business is doing well.

The market price of our Class A Common Stock could decline as a result of sales of a large number of shares of our Class A Common Stock or the perception that such sales could occur. These sales, or the possibility that these sales may occur, could make it more difficult for our stockholders to sell their shares of our Class A Common Stock at a time and price they consider appropriate, and could impair our ability to raise equity capital or use our common stock as consideration for acquisitions of other businesses, investments or other corporate purposes.
Our issuance of additional capital stock in connection with financings, acquisitions, investments, our stock incentive plans or otherwise could dilute all other stockholders.
Our amended and restated certificate of incorporation authorizes us to issue up to 500.0 million shares of Class A Common Stock, one share of Class B Common Stock and up to 50.0 million shares of preferred stock with such rights and preferences as may be determined by our Board of Directors. Subject to compliance with applicable law and various ancillary agreements we entered into with Post and its affiliates (other than us) in connection with our IPO, we may issue shares of our Class A Common Stock, or securities convertible into shares of our Class A Common Stock, from time to time in connection with a financing, an acquisition, an investment, our stock incentive plans or otherwise. We may issue additional shares of our Class A Common Stock or securities convertible into shares of our Class A Common Stock from time to time at a discount to the market price of our Class A Common Stock at the time of issuance. Any issuance of such securities could result in substantial dilution to our existing stockholders and cause the market price of shares of our Class A Common Stock to decline.
We do not expect to declare or pay any dividends on our Class A Common Stock for the foreseeable future.
We do not intend to pay cash dividends on our Class A Common Stock for the foreseeable future. Consequently, our stockholders must rely on sales of their shares of our Class A Common Stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Any future determination to pay dividends will be at the discretion of our Board of Directors and subject to, among other things, our compliance with applicable law, and depend on, among other things, our results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in our debt agreements, business prospects and other factors that our Board of Directors may deem relevant. The payment, including timing and amount, of any dividends will be at the discretion of our Board of Directors. Our ability to pay dividends depends on our receipt of cash dividends from our operating subsidiaries, including BellRing Brands, LLC, and our ability to pay dividends may be further restricted as a result of the laws of our subsidiaries’ jurisdictions of organization or their agreements, including agreements governing indebtedness.
Provisions in our amended and restated certificate of incorporation and amended and restated bylaws and provisions of Delaware law may delay or prevent our acquisition by a third party, which might diminish the value of our Class A Common Stock.
Our amended and restated certificate of incorporation and amended and restated bylaws contain several provisions that may make it more difficult or expensive for a third party to acquire control of us without the approval of our Board of Directors. These provisions also may delay, prevent or deter a merger, acquisition, tender offer, proxy contest or other transaction that might otherwise result in our stockholders receiving a premium over the market price for their Class A Common Stock. The provisions include, among others:

•	a prohibition on actions by written consent of the stockholders once Post and its affiliates (other than us) no longer own of record more than 50% of the BellRing Brands, LLC units;

•	our Board of Directors is divided into three classes with staggered terms;

•	authorized but unissued shares of common stock and preferred stock that will be available for future issuance;

•	the ability of our Board of Directors to fix the size of the Board of Directors and fill vacancies without a stockholder vote;

•	provisions that have the same effect as a modified version of Section 203 of the Delaware General Corporation Law, an antitakeover law (as further described below); and

•	advance notice requirements for stockholder proposals and director nominations.
Section 203 of the Delaware General Corporation Law may affect the ability of an “interested stockholder” to engage in certain business combinations, including mergers, consolidations or acquisitions of additional shares, for a period of three years following the time that the stockholder becomes an “interested stockholder.” An “interested stockholder” is defined to include persons owning directly or indirectly 15% or more of the outstanding voting stock of a corporation. We elected in our amended and restated certificate of incorporation not to be subject to Section 203 of the Delaware General Corporation Law. Nevertheless, our amended and restated certificate of incorporation contains provisions that have the same effect as Section 203 of the Delaware General Corporation Law, except that they provide that Post and its various successors and affiliates (and certain transferees of any of them designated in writing by Post) are not deemed to be “interested stockholders,” regardless of the percentage of our stock owned by them, and accordingly are not subject to such restrictions.

The provisions of our amended and restated certificate of incorporation and amended and restated bylaws, the significant voting power of Post and the ability of our Board of Directors to create and issue a new series of preferred stock or implement a stockholder rights plan could discourage potential takeover attempts and reduce the price that investors might be willing to pay for shares of our common stock in the future, which could reduce the market price of our Class A Common Stock.
We are an “emerging growth company,” and our election to comply with certain reduced disclosure requirements as a public company may make our Class A Common Stock less attractive to investors.
We qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). For so long as we remain an emerging growth company, we are permitted and currently rely on certain provisions of the JOBS Act that contain exceptions from disclosure and other requirements that otherwise are applicable to companies that file periodic reports with the SEC. These JOBS Act provisions:

•	permit us to include less than five years of selected financial data in this report;

•	permit us to include reduced disclosure regarding our executive compensation in our SEC filings;

•	provide an exemption from the independent public accountant attestation requirement in the assessment of our internal control over financial reporting under the Sarbanes-Oxley Act of 2002;

•
provide an exemption from compliance with any new requirements adopted by the Public Company Accounting Oversight Board, requiring mandatory audit firm rotation or a supplement to our auditor’s report in which the auditor would be required to provide additional information about the audit and our financial statements; and

•	provide an exemption from the requirement to hold non-binding stockholder advisory votes on executive compensation and on golden parachute arrangements not previously approved.
We could be an emerging growth company for up to five years from the closing date of the IPO, or until the earliest of (i) the last day of the fiscal year in which we have more than $1.07 billion in annual gross revenue; (ii) the last day of the fiscal year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, which would occur if the market value of our Class A Common Stock that is held by non-affiliates exceeds $700.0 million as of the prior March 31 and we have been publicly reporting for at least 12 months; or (iii) the date on which we have issued more than $1.0 billion of non-convertible debt during the prior three-year period. Some investors may find our Class A Common Stock less attractive if we rely on these provisions, which could result in a less active trading market for our Class A Common Stock and higher volatility in our stock price.
We are a “controlled company” within the meaning of the NYSE corporate governance standards and we qualify for exemption from certain corporate governance requirements. We do not currently rely on any of these exemptions, but there can be no assurance that we will not rely on these exemptions in the future.
Since Post owns more than 50% of the voting power of all of our outstanding common stock, we are a “controlled company” under the NYSE corporate governance standards and are eligible to rely on exemptions from the following NYSE corporate governance requirements:

•	the requirement that a majority of our Board of Directors consist of independent directors; and

•
the requirement that we have compensation and nominating/corporate governance committee(s) comprised entirely of independent directors, each with a written charter addressing the committee’s purpose and responsibilities.

We do not currently rely on any of these exemptions, but there can be no assurance that we will not rely on these exemptions in the future. If we were to utilize some or all of these exemptions, holders of our Class A Common Stock may not have the same protections afforded to stockholders of companies that are subject to all of the NYSE rules regarding corporate governance.
Actions of stockholders could cause us to incur substantial costs, divert management’s attention and resources and have an adverse effect on our business.
We may, from time to time, be subject to proposals and other requests from stockholders urging us to take certain corporate actions, including proposals seeking to influence our corporate policies or effect a change in our management. In the event of such stockholder proposals, particularly with respect to matters which our management and Board of Directors, in exercising their fiduciary duties, disagree with or have determined not to pursue, our business could be adversely affected because responding to actions and requests of stockholders can be costly and time-consuming, disrupting our operations and diverting the attention of management and our employees. Additionally, perceived uncertainties as to our future direction may result in the loss of potential business opportunities and may make it more difficult to attract and retain qualified personnel, business partners and customers.

BellRing Brands, Inc.’s only material asset is its interest in BellRing Brands, LLC, and accordingly, BellRing Brands, Inc. depends on distributions from BellRing Brands, LLC to pay taxes and expenses, including payments under the tax receivable agreement. BellRing Brands, LLC’s ability to make such distributions may be subject to various limitations and restrictions.
BellRing Brands, Inc. is a holding company, and has no material assets other than BellRing Brands, Inc.’s ownership of BellRing Brands, LLC units and has no independent means of generating revenue or cash flow. BellRing Brands, LLC is treated as a partnership for U.S. federal income tax purposes and, as such, is generally not, with the exception of certain of its subsidiaries, subject to any entity-level U.S. federal income tax. Recently enacted legislation that is effective for taxable years beginning after December 31, 2017 may impute liability for adjustments to a partnership’s tax return on the partnership itself in certain circumstances, absent an election to the contrary. BellRing Brands, LLC may elect out of the application of these rules (but certain of its subsidiaries will likely not), but there can be no assurance that it will be eligible to do so in each tax year or that such election will be made. BellRing Brands, LLC (or its subsidiaries that are partnerships) may be subject to material liabilities pursuant to this legislation and related guidance if, for example, its calculations of taxable income are incorrect. Its members may be required to reimburse BellRing Brands, LLC for taxes, interest, and penalties resulting from an audit. Taxable income is allocated to holders of BellRing Brands, LLC units, including BellRing Brands, Inc. As a result, BellRing Brands, Inc. incurs U.S. federal, state and local income taxes on its allocable share of any net taxable income of BellRing Brands, LLC. Under the terms of the BellRing Brands, LLC Limited Liability Company Agreement, BellRing Brands, LLC is obligated to make tax distributions pro rata to holders of the BellRing Brands, LLC units, including, in the case of BellRing Brands, Inc., in an amount sufficient to allow BellRing Brands, Inc. to pay its tax obligations in respect of taxable income allocated to it from BellRing Brands, LLC and to make any payments required under the tax receivable agreement. In addition to tax expenses, and expenses under the tax receivable agreement, which could be significant, BellRing Brands, Inc. also incurs expenses related to its operations. We expect that BellRing Brands, LLC will make distributions pro rata to holders of the BellRing Brands, LLC units in an amount sufficient to allow BellRing Brands, Inc. to pay its operating expenses. In addition, the BellRing Brands, LLC Limited Liability Company Agreement provides that BellRing Brands, LLC will reimburse BellRing Brands, Inc. for any reasonable out-of-pocket expenses incurred on behalf of BellRing Brands, Inc., including all fees, costs and expenses of BellRing Brands, Inc. associated with being a public company and maintaining its corporate existence. However, BellRing Brands, LLC’s ability to make such distributions or reimbursement payments may be subject to various limitations and restrictions including, but not limited to, restrictions on distributions that would either violate any contract or agreement to which BellRing Brands, LLC is then a party, including any debt agreements, or any applicable law, or that would have the effect of rendering BellRing Brands, LLC insolvent. If BellRing Brands, LLC does not distribute sufficient funds for BellRing Brands, Inc. to pay its taxes or other liabilities, BellRing Brands, Inc. may have to borrow funds, which could adversely affect its liquidity and subject it to various restrictions imposed by any such lenders. To the extent that BellRing Brands, Inc. is unable to make payments under the tax receivable agreement for any reason, such payments will be deferred and will accrue interest until paid; except that nonpayment for a specified period may constitute a material breach of a material obligation under the tax receivable agreement and therefore accelerate payments due under the tax receivable agreement.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2.    PROPERTIES
Post provides us space for our principal executive offices in St. Louis, Missouri pursuant to a MSA among BellRing Brands, Inc., BellRing Brands, LLC and Post. Our other administrative offices, as well as the warehousing, distribution and research and development facilities of our principal operations, are described below. While our products are primarily manufactured by third party manufacturers, we also own one manufacturing facility. For additional information regarding our third party manufacturing network, see “Business - Supply Chain” in Item 1 of this report.
We lease research and development facilities and administrative offices in Emeryville, California and Dallas, Texas. We lease an additional research and development facility in Boise, Idaho. We also lease administrative offices in Rogers, Arkansas, Munich, Germany; Worb, Switzerland and Manchester, England. We lease warehouse space in Tagelswangen, Switzerland, a distribution center with warehouse space in Kleve, Germany and, through a third party logistics firm, warehouse space in Farmers Branch, Texas. We also manufacture protein and energy bars and gels and conduct research and development through an owned facility in Voerde, Germany.
ITEM 3.    LEGAL PROCEEDINGS
Joint Juice Litigation
In March 2013, a complaint was filed on behalf of a putative, nationwide class of consumers against Premier Nutrition in the U.S. District Court for the Northern District of California seeking monetary damages and injunctive relief. The case asserted that some of Premier Nutrition’s advertising claims regarding its Joint Juice line of glucosamine dietary supplements were false and misleading. In April 2016, the district court certified a California-only class of consumers in this lawsuit (this lawsuit is hereinafter referred to as the “California Class Lawsuit”).
In 2016 and 2017, the lead plaintiff’s counsel in the California Class Lawsuit filed ten additional class action complaints in the U.S. District Court for the Northern District of California on behalf of putative classes of consumers under the laws of Connecticut, Florida, Illinois, New Jersey, New Mexico, New York, Maryland, Massachusetts, Michigan and Pennsylvania. These additional complaints contain factual allegations similar to the California Class Lawsuit, also seeking monetary damages and injunctive relief.
In April 2018, the district court dismissed the California Class Lawsuit with prejudice. This dismissal was appealed and is pending before the U.S. Court of Appeals for the Ninth Circuit. The other ten complaints remain pending in the district court.
In January 2019, the same lead counsel filed a further class action complaint in Alameda County California Superior Court, alleging claims similar to the above actions and seeking monetary damages and injunctive relief on behalf of a putative class of California consumers. In February 2019, Premier Nutrition removed this action to the U.S. District Court for the Northern District of California.
The Company intends to vigorously defend these cases. The Company does not believe that the resolution of these cases will have a material adverse effect on its combined financial condition, results of operations or cash flows. For additional information on the Joint Juice litigation, see Note 10 within Active Nutrition’s “Notes to Combined Financial Statements” contained in this report.
Other
The Company is subject to various other legal proceedings and actions arising in the normal course of business. In the opinion of management, based upon the information presently known, the ultimate liability, if any, arising from such pending legal proceedings, as well as from asserted legal claims and known potential legal claims which are likely to be asserted, taking into account established accruals for estimated liabilities (if any), are not expected to be material individually or in the aggregate to the combined financial position, results of operations or cash flows of the Company. In addition, although it is difficult to estimate the potential financial impact of actions regarding expenditures for compliance with regulatory matters, in the opinion of management, based upon the information currently available, the ultimate liability arising from such compliance matters is not expected to be material to the combined financial position, results of operations or cash flows of the Company.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
On October 17, 2019, our Class A Common Stock began trading on the NYSE under the symbol “BRBR”. The information required under this Item 5 concerning equity compensation plan information is set out below under Item 12 of this report and is incorporated herein by this reference.
Holders
There were approximately 90 stockholders of record of our Class A Common Stock and 1 stockholder of record of our Class B Common Stock as of November 1, 2019.
Dividends
We do not intend to pay cash dividends on our Class A Common Stock for the foreseeable future. Any future determination to pay dividends will be at the discretion of our Board of Directors and subject to, among other things, our compliance with applicable law, and depending on, among other things, our results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in our debt agreements, business prospects, our cash flow and liquidity position and other factors that our Board of Directors may deem relevant.
Use of Proceeds
On October 21, 2019, we completed our IPO of 39.4 million shares of our Class A Common Stock, which number of shares included the underwriters’ exercise in full of their option to purchase up to an additional 5.1 million shares of Class A Common Stock, at an offering price of $14.00 per share, pursuant to our registration statement on Form S-1 (File No. 333-233867), amended from time to time, and our related registration statement on Form S-1 (File No. 333-234237) filed pursuant to Rule 462(b) under the Securities Act of 1933. We received net proceeds from the IPO of approximately $524.4 million, after deducting underwriting discounts and commissions.
We contributed the net proceeds from the IPO to BellRing Brands, LLC in exchange for non-voting membership units of BellRing Brands, LLC. BellRing Brands, LLC, in turn, used the net proceeds it received from us to repay a portion of the Post bridge loan (as defined below) and related interest. Immediately after completion of the IPO, BellRing Brands, LLC entered into debt facilities consisting of a $200.0 million revolving credit facility, under which BellRing Brands, LLC borrowed $100.0 million on October 21, 2019, and a $700.0 million term loan facility (the “debt facilities”) and used the proceeds of such borrowing under the debt facilities (i) to repay the remaining balance of the $1,225.0 million unsecured bridge loan obtained by Post from various financial institutions prior to the completion of the IPO (the “Post bridge loan”) and all interest thereunder, (ii) to pay directly, or reimburse Post for, as applicable, all fees and expenses incurred by us or Post in connection with the IPO and the formation transactions (including the debt facilities but excluding the Post bridge loan), (iii) to reimburse Post for the amount of cash on our balance sheet immediately prior to the completion of the IPO, and (iv) for general corporate purposes. On October 31, 2019, we repaid $40.0 million of outstanding borrowings under the Revolving Credit Facility, decreasing the outstanding borrowings under the Revolving Credit Facility to $60.0 million.
Recent Sales of Unregistered Securities
On October 21, 2019, in connection with the completion of our IPO, the filing of our amended and restated certificate of incorporation (as so amended and restated, the “Certificate of Incorporation”) and our entry into the BellRing Brands, LLC Limited Liability Company Agreement with BellRing Brands, LLC and Post, (a) we issued one share of our Class B Common Stock, to Post, in exchange for the 1,000 shares of our common stock initially issued to Post in connection with our incorporation, which shares were cancelled as part of the exchange, and (b) BellRing Brands, LLC issued 39.4 million BellRing Brands, LLC units to us and 97.5 million BellRing Brands, LLC units to Post.
Under the BellRing Brands, LLC Limited Liability Company Agreement, Post may from time to time redeem BellRing Brands, LLC units for, at BellRing Brands, LLC’s option (as determined by its board of managers), (i) shares of our Class A Common Stock or (ii) cash (based on the market price of the shares of our Class A Common Stock). The redemption of BellRing Brands, LLC units for shares of our Class A Common Stock will be at an initial redemption rate of one share of our Class A Common Stock for one BellRing Brands, LLC unit, subject to customary redemption rate adjustments for stock splits, stock dividends and reclassifications.
The issuance of the Class B Common Stock and the issuance of the BellRing Brands, LLC units were made in reliance on Section 4(a)(2) of the Securities Act.

ITEM 6.    SELECTED FINANCIAL DATA

	Year Ended September 30,
(dollars in millions)	2019	2018	2017	2016
Statements of Operations Data
Net sales	$854.4	$827.5	$713.2	$574.7
Cost of goods sold	542.6	549.8	467.4	395.5
Gross profit	311.8	277.7	245.8	179.2
Selling, general and administrative expenses	127.1	135.1	131.0	119.8
Amortization of intangible assets	22.2	22.8	22.8	22.8
Impairment of goodwill (a)	—	—	26.5	—
Other operating (income) expenses, net	—	—	(0.1)	4.9
Earnings before income taxes	162.5	119.8	65.6	31.7
Income tax expense (b)	39.4	23.7	30.4	11.8
Net earnings	$123.1	$96.1	$35.2	$19.9

Statements of Cash Flows Data
Depreciation and amortization	$25.3	$25.9	$25.3	$25.0
Cash provided by (used in):
Operating activities	$98.3	$141.2	$80.4	$40.8
Investing activities	(3.2)	(5.0)	2.1	(2.6)
Financing activities	(100.2)	(133.0)	(84.0)	(34.8)

		September 30,
		2019	2018	2017
Balance Sheet Data
Cash and cash equivalents		$5.5	$10.9	$7.8
Total assets		594.5	560.4	583.2
Other liabilities		1.3	0.8	—
Total parent company equity		486.4	451.7	484.4

(a)
For information about the impairment of goodwill, see “Critical Accounting Estimates” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report and Note 5 within Active Nutrition’s “Notes to Combined Financial Statements.”

(b)
In fiscal 2018, the effective tax rate was impacted by the Tax Cuts and Jobs Act, which was enacted on December 22, 2017. For information about income tax expense, see Note 6 within Active Nutrition’s “Notes to Combined Financial Statements.”

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion summarizes the significant factors affecting the combined operating results, financial condition, liquidity and capital resources of BellRing Brands, Inc. (“BellRing”) and its subsidiaries. This discussion should be read in conjunction with the balance sheet and accompanying notes for BellRing Brands, Inc., the historical combined financial statements and the accompanying notes for Post Holdings, Inc.’s (“Post”) Active Nutrition business (“Active Nutrition”), as well as the “Cautionary Statement Regarding Forward-Looking Statements” on page 1. Active Nutrition’s historical combined financial statements have been prepared on a stand-alone basis and are derived from the consolidated financial statements and accounting records of Post. The combined financial statements reflect the historical results of operations, financial position and cash flows of Active Nutrition and the allocation of certain Post corporate expenses relating to Active Nutrition based on the historical financial statements and accounting records of Post. In the opinion of management, the assumptions underlying the Active Nutrition historical combined financial statements, including the basis on which the expenses have been allocated from Post, are reasonable. However, the allocations may not reflect the expenses that BellRing may have incurred as a separate company for the periods presented. For additional information, see “Risk Factors” in Item 1A.
OVERVIEW
BellRing was formed as a Delaware corporation in 2019 to become the holding company for Active Nutrition, which, effective as of Post’s quarter ended June 30, 2015, has been comprised of Premier Nutrition Company, LLC, the successor to Premier Nutrition Corporation (“Premier Nutrition”), Dymatize Enterprises, LLC (“Dymatize”) and the PowerBar brand, and also includes Active Nutrition International GmbH, which manufactures and sells Active Nutrition products in certain international markets. We are a provider of highly nutritious, great-tasting products including ready-to-drink (“RTD”) protein shakes, other RTD beverages, powders, nutrition bars and nutritional supplements in the convenient nutrition category. The following discussion contains references to the years ended September 30, 2019, 2018 and 2017, which represent the financial results of our predecessor, Active Nutrition, for the same periods.
On October 21, 2019, BellRing completed its initial public offering (the “IPO”) of 39.4 million shares of its Class A common stock, $0.01 par value per share (the “Class A Common Stock”), which number of shares included the underwriters’ exercise in full of their option to purchase up to an additional 5.1 million shares of Class A Common Stock, at an offering price of $14.00 per share. We received net proceeds from the IPO of approximately $524.4 million, after deducting underwriting discounts and commissions, all of which were contributed to BellRing Brands, LLC, a Delaware limited liability company which became a subsidiary of BellRing (“BellRing Brands, LLC”) on October 21, 2019, in exchange for BellRing Brands, LLC non-voting common units (“BellRing Brands, LLC units”). Our Class A Common Stock is traded on the NYSE under the ticker symbol “BRBR”. For additional information, see Note 14 within “Notes to Combined Financial Statements.”
Industry & Company Trends
The success of companies in the convenient nutrition category is driven by how well such companies can grow, develop and differentiate their brands. We expect the convergence of several factors to support the continued growth of the convenient nutrition category, including:

•	consumers’ increasingly dedicated pursuit of active lifestyles and growing interest in nutrition and wellness;

•	growing awareness of the numerous health benefits of protein, including sustained energy, muscle recovery and satiety; and

•	a rise in snacking and the desire for products that can be consumed on-the-go as nutritious snacks or meal replacements.
Nonetheless, the consumer food and beverage industry faces a number of challenges and uncertainties, including:

•
the highly competitive nature of the industry, which involves competition from a host of nutritional food and beverage companies, including manufacturers of other branded food and beverage products as well as manufacturers of private label products; and

•	changing consumer preferences which require food manufacturers to identify changing preferences and to offer products that appeal to consumers.
In addition to the trends described above, we also experienced short-term supply constraints for our RTD protein shakes during the year ended September 30, 2019. With the rapid consumption growth of our Premier Protein RTD shakes, we added significant capacity at our contract manufacturing partners in order to keep up with consumer demand. However, due to a combination of better than expected volume growth for our Premier Protein RTD shakes in the second half of fiscal 2018 and delays in planned incremental production capacity by our third party contract manufacturer network, our customer demand exceeded our available capacity and resulted in inventory below acceptable levels at September 30, 2018. To increase inventory and to minimize the overall impact to customers and consumers, Active Nutrition temporarily reduced its available RTD protein shake flavors in the first quarter of fiscal 2019 from seven to its two best-selling flavors, chocolate and vanilla. This decision adversely impacted the year-over-year growth rate for the year ended September 30, 2019 compared to growth trends experienced in fiscal 2018 and 2017. During the second quarter of fiscal 2019, all flavors were re-introduced and available to our customers. Additionally, we have significantly increased our RTD shake inventory levels, and believe we are positioned to meet customer demand and accelerate growth.
Seasonality
We have experienced in the past, and expect to continue to experience, seasonal fluctuations in our sales and earnings before income taxes (“EBIT”) margins because of customer spending patterns and timing of promotional activity. Historically, our first fiscal quarter is seasonally low for all brands driven by a slowdown of consumption of our products during the holiday season and during colder weather, which impacts outdoor activities. However, sales typically increase throughout the remainder of the fiscal year as a result of promotional activity at key retailers as well as organic growth of the business.
Items Affecting Comparability
During the years ended September 30, 2019, 2018 and 2017, net sales and/or EBIT was impacted by the following items:

•
short-term supply constraints for our RTD protein shakes, which resulted in smaller volume increases in the year ended September 30, 2019 as compared to prior periods (see “Industry & Company Trends” above for further discussion);

•	separation costs of $6.7 million related to our separation from Post for the year ended September 30, 2019;

•
the reclassification of certain payments to customers of $8.8 million from selling, general and administrative expenses to net sales in the year ended September 30, 2019, in connection with the adoption of Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606);”

•	litigation settlement accruals of $9.0 million in the year ended September 30, 2018;

•	a goodwill impairment charge of $26.5 million in the year ended September 30, 2017; and

•	insurance proceeds of $2.0 million in the year ended September 30, 2017.
For further discussion, refer to “Results of Operations” within this section.
RESULTS OF OPERATIONS

	Active Nutrition
	Fiscal 2019 compared to 2018				Fiscal 2018 compared to 2017
$ in millions; favorable/(unfavorable)	2019	2018	$ Change	% Change	2018	2017	$ Change	% Change
Net Sales	$854.4	$827.5	$26.9	3%	$827.5	$713.2	$114.3	16%
Cost of goods sold	542.6	549.8	7.2	1%	549.8	467.4	(82.4)	(18)%
Gross Profit	311.8	277.7	34.1	12%	277.7	245.8	31.9	13%
Selling, general and administrative expenses	127.1	135.1	8.0	6%	135.1	131.0	(4.1)	(3)%
Amortization of intangible assets	22.2	22.8	0.6	3%	22.8	22.8	—	—%
Impairment of goodwill	—	—	—	n/a	—	26.5	26.5	100%
Other operating income, net	—	—	—	n/a	—	(0.1)	(0.1)	(100)%
Earnings before Income Taxes	162.5	119.8	42.7	36%	119.8	65.6	54.2	83%
Income tax expense	39.4	23.7	(15.7)	(66)%	23.7	30.4	6.7	22%
Net Earnings	$123.1	$96.1	$27.0	28%	$96.1	$35.2	$60.9	173%

Gross Profit Margin	36%	34%			34%	34%
EBIT Margin	19%	14%			14%	9%
Effective Income Tax Rate	24%	20%			20%	46%

Net Sales
Fiscal 2019 compared to 2018
Net sales increased $26.9 million, or 3%, during the year ended September 30, 2019, as compared to the prior year. Sales of Premier Protein products were up $43.8 million, or 7%, with volume up 5%, driven by higher average net selling prices resulting from targeted price increases and higher RTD protein shake product volumes, partially offset by lower sales of nutrition bars. Increases in RTD protein shake product volumes for the year ended September 30, 2019 were below recent growth trends primarily due to short-term supply constraints (for further discussion, see “Industry & Company Trends” above). Sales of Dymatize products were up $4.3 million, or 4%, with volume up 3%, primarily due to distribution gains in the mass channel and organic growth in the eCommerce channel, partially offset by declines in the domestic specialty channel. Sales of PowerBar products were down $15.6 million, or 26%, with volume down 29%, driven by distribution losses and strategic sales reductions of low performing products within our North American portfolio. Sales of all other products were down $5.6 million. Current year net sales were impacted by the reclassification of certain payments to customers of $8.8 million from selling expenses to net sales in connection with the adoption of ASU 2014-09 (see below for further discussion).
Fiscal 2018 compared to 2017
Net sales increased $114.3 million, or 16%, during the year ended September 30, 2018, as compared to the prior year. Sales of Premier Protein products were up $135.0 million, or 27%, with volume up 29%, driven by increased consumption and distribution of RTD protein shakes, as well as new product introductions. Sales of Dymatize products were down $2.1 million, or 2%, with volume down 13%, primarily due to weakness in the domestic specialty channel, partially offset by volume gains in the eCommerce channel, new distribution in the club and mass channels and a favorable customer and product mix. Sales of PowerBar products were down $18.9 million, or 24%, with volume down 27%, primarily due to lost distribution in the mass channel, portfolio reductions on low performing product and reduced consumption in North America. These negative impacts were partially offset by new product introductions and favorable foreign exchange rates. Sales of all other products were up $0.3 million.
Earnings before Income Taxes
Fiscal 2019 compared to 2018
EBIT increased $42.7 million, or 36%, for the year ended September 30, 2019. EBIT in the year ended September 30, 2019 was impacted by separation costs of $6.7 million and the year ended September 30, 2018 was impacted by a litigation settlement accrual of $9.0 million. Excluding these impacts, EBIT increased $40.4 million, or 31%. This increase was primarily driven by higher net sales, as previously discussed, lower net product costs of $19.6 million, as favorable raw materials and freight costs were partially offset by increased manufacturing costs, and reduced marketing spending of $5.4 million. These positive impacts were partially offset by higher employee-related expenses of $6.6 million and increased brokerage and warehousing costs of $2.2 million.
Fiscal 2018 compared to 2017
EBIT increased $54.2 million, or 83%, for the year ended September 30, 2018. EBIT in the year ended September 30, 2018 was impacted by a litigation settlement accrual of $9.0 million and in the year ended September 30, 2017, by an impairment of goodwill of $26.5 million (see below for further discussion) and insurance proceeds of $2.0 million. Excluding these impacts, EBIT increased $38.7 million, or 43%. This increase was driven by higher Premier Protein product volumes, as previously discussed, and lower advertising and consumer spending of $9.7 million, partially offset by higher raw material costs of $2.3 million, increased freight costs of $8.4 million (excluding volume-driven increases) and increased employee-related expenses to support growth.
Impairment of Goodwill
Fiscal 2017
For the year ended September 30, 2017, Active Nutrition recorded a charge of $26.5 million for the impairment of goodwill. The impairment charge related to the Dymatize reporting unit. In fiscal 2017, consistent with the prior year, the specialty channel, from which the Dymatize reporting unit derived the majority of its sales, continued to experience weak sales, which resulted in management lowering its long-term expectations for the Dymatize reporting unit. After conducting the impairment analysis, it was determined that the carrying value of the Dymatize reporting unit exceeded its fair value by $76.6 million, and Active Nutrition recorded an impairment charge for goodwill down to the fair value. At the time of the analysis, the Dymatize reporting unit had $26.5 million of remaining goodwill, and therefore, an impairment charge for the entire goodwill balance of $26.5 million was recorded.

Income Taxes
The effective income tax rate for fiscal 2019 was 24.2%, compared to 19.8% for fiscal 2018 and 46.3% for fiscal 2017. A reconciliation of income tax expense with amounts computed at the federal statutory tax rate follows:

	Active Nutrition
	Year Ended September 30,
($ in millions)	2019	2018	2017
Computed tax (a)	$34.1	$29.4	$23.0
Enacted tax law and changes, including the Tax Act (a)	—	(9.4)	—
State income taxes, net of effect on federal tax	4.9	3.3	2.2
Non-deductible goodwill impairment loss	—	—	6.0
Other, net (none in excess of 5% of statutory tax)	0.4	0.4	(0.8)
Income tax expense	$39.4	$23.7	$30.4

(a)
Fiscal 2019 and 2017 federal corporate income tax was computed at the federal statutory tax rates of 21% and 35%, respectively. The fiscal 2018 federal corporate income tax was computed using a blended United States (“U.S.”) federal corporate income tax rate of 24.5%. The fiscal 2018 federal corporate income tax rate was impacted by the Tax Cuts and Jobs Act (the “Tax Act”), as discussed below.

In fiscal 2018, the effective income tax rate was impacted by the Tax Act, which was enacted on December 22, 2017. The Tax Act resulted in significant impacts to the accounting for income taxes with the most significant of these impacts relating to the reduction of the U.S. federal corporate income tax rate, a one-time transition tax on unrepatriated foreign earnings and full expensing of certain qualified depreciable assets placed in service after September 27, 2017 and before January 1, 2023. The Tax Act enacted a new U.S. federal corporate income tax rate of 21% that went into effect for the 2019 tax year and was prorated with the pre-December 22, 2017 U.S. federal corporate income tax rate of 35% for the 2018 tax year. This proration resulted in a blended U.S. federal corporate income tax rate of 24.5% for fiscal 2018. During the year ended September 30, 2018, Active Nutrition: (i) remeasured its existing deferred tax assets and liabilities considering both the 2018 fiscal blended rate and the 21% rate for future periods and recorded a tax benefit of $9.9 million and (ii) calculated the one-time transition tax and recorded tax expense of $0.5 million. Full expensing of certain depreciable assets will result in a temporary difference as assets are placed in service.
Revenue from Contracts with Customers
On October 1, 2018, Active Nutrition adopted ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which superseded all existing revenue recognition guidance under GAAP. As a result of the adoption, certain payments to customers were reclassified from “Selling, general and administrative expenses” to “Net Sales” in the Combined Statement of Operations and Comprehensive Income for the year ended September 30, 2019. For additional information regarding ASU 2014-09, refer to Note 4 of “Notes to Combined Financial Statements.”
LIQUIDITY AND CAPITAL RESOURCES

	Year Ended September 30,
($ in millions)	2019	2018	2017
Cash provided by (used in):
Operating activities	$98.3	$141.2	$80.4
Investing activities	(3.2)	(5.0)	2.1
Financing activities	(100.2)	(133.0)	(84.0)
Effect of exchange rate changes on cash and cash equivalents	(0.3)	(0.1)	0.4
Net (decrease) increase in cash and cash equivalents	$(5.4)	$3.1	$(1.1)
Financial resources for our U.S. operations have historically been provided by Post, which has managed cash and cash equivalents on a centralized basis. Under Post’s centralized cash management system, cash requirements are provided directly by Post, and cash generated by us is generally remitted directly to Post. Transaction systems (e.g. payroll and employee benefits) used to record and account for cash disbursements are generally provided by Post. Cash receipts associated with our U.S. business have been transferred to Post on a daily basis and Post has funded our cash disbursements. Financial resources for our international operations have been historically managed by us.

On October 21, 2019, BellRing closed its IPO of 39.4 million shares of its Class A Common Stock, $0.01 par value per share, which number of shares included the underwriters’ exercise in full of their option to purchase up to an additional 5.1 million shares of Class A Common Stock, at an offering price of $14.00 per share. The Company received net proceeds from the IPO of $524.4 million, after deducting underwriting discounts and commissions.
On October 11, 2019, in connection with the IPO and certain other transactions completed in connection with the IPO (the “formation transactions”), Post entered into a $1,225.0 million Bridge Facility Agreement (the “Post Bridge Loan Facility”) and borrowed $1,225.0 million under the Post Bridge Loan Facility (the “Post Bridge Loan”). Certain of Post’s domestic subsidiaries (other than BellRing but including BellRing Brands, LLC and its domestic subsidiaries) guaranteed the Post Bridge Loan. On October 21, 2019, BellRing Brands, LLC entered into a Borrower Assignment and Assumption Agreement with Post and the administrative agent, pursuant to which (i) BellRing Brands, LLC became the borrower under the Post Bridge Loan and assumed all interest of $2.2 million and all other material obligations thereunder, and Post and its subsidiary guarantors (which do not include BellRing Brands, LLC or its domestic subsidiaries) were released from all material obligations under the Post Bridge Loan, (ii) the domestic subsidiaries of BellRing Brands, LLC continued to guarantee the Post Bridge Loan, and (iii) BellRing Brands, LLC’s obligations under the Post Bridge Loan became secured by a first priority security interest in substantially all of the assets of BellRing Brands, LLC and in substantially all of the assets of its subsidiary guarantors. We did not receive any of the proceeds of the Post Bridge Loan.
On October 21, 2019, BellRing Brands, LLC entered into a Credit Agreement (the “Credit Agreement”). The Credit Agreement provides for a term B loan facility in an aggregate principal amount of $700.0 million (the “Term B Facility”), and a revolving credit facility in an aggregate principal amount of $200.0 million (the “Revolving Credit Facility”). On October 21, 2019, BellRing Brands, LLC borrowed the full amount under the Term B Facility and $100.0 million under the Revolving Credit Facility and used the proceeds, together with the net proceeds of the IPO that were contributed to it by us, (i) to repay in full the balance of the Post Bridge Loan and all interest thereunder and related costs and expenses, (ii) to pay directly, or reimburse Post for, as applicable, all fees and expenses incurred by us or Post in connection with the IPO and the formation transactions, (iii) to reimburse Post for the amount of cash on our balance sheet immediately prior to the completion of the IPO and (iv) to the extent there were any remaining proceeds, for general corporate and working capital purposes. On October 31, 2019, BellRing Brands, LLC repaid $40.0 million of outstanding borrowings under the Revolving Credit Facility, increasing the available borrowing capacity under the Revolving Credit Facility to $140.0 million.
We have $140.0 million of borrowing capacity under the Revolving Credit Facility as of October 31, 2019 (all of which would be secured when drawn), and letters of credit are available under the Revolving Credit Facility in an aggregate amount of up to $20.0 million. The Credit Agreement provides for potential incremental revolving and term facilities at the request of BellRing Brands, LLC and at the discretion of the Lenders or other persons providing such incremental facilities, in each case on terms to be determined, and also permits BellRing Brands, LLC to incur other secured or unsecured debt, in all cases subject to conditions and limitations on the amount as specified in the Credit Agreement.
For additional information on the IPO, the formation transactions and the Credit Agreement, see Note 14 within Active Nutrition’s “Notes to Combined Financial Statements.”
Additionally, we entered into a tax receivable agreement with Post and BellRing Brands, LLC that provides for the payment by us or one of our subsidiaries to Post (or certain of its transferees or other assignees) of 85% of the amount of cash savings, if any, in U.S. federal income tax, as well as state and local income tax and franchise tax (using an assumed tax rate) and foreign tax that we realize (or, in some circumstances, are deemed to realize) as a result of (a) the increase in the tax basis of assets of BellRing Brands, LLC attributable to (i) the redemption of Post’s (or certain transferees’ or assignees’) BellRing Brands, LLC units for shares of our Class A Common Stock or cash, (ii) deemed sales by Post (or certain of its transferees or assignees) of BellRing Brands, LLC units or assets to us, (iii) certain actual or deemed distributions from BellRing Brands, LLC to Post (or certain transferees or assignees) and (iv) certain formation transactions, (b) disproportionate allocations of tax benefits to us as a result of Section 704(c) of the Internal Revenue Code and (c) certain tax benefits (e.g., imputed interest, basis adjustments, etc.) attributable to payments under the tax receivable agreement.
For additional information on the IPO, the formation transactions, the Credit Agreement and the tax receivable agreement, see Note 14 within Active Nutrition’s “Notes to Combined Financial Statements.”
We expect to generate positive cash flows from operations and believe our cash on hand, cash flows from operations and possible future credit facilities will be sufficient to satisfy our future working capital requirements, research and development activities and other financing requirements for the foreseeable future. Our asset-light business model requires modest capital expenditures, with annual capital expenditures over the last three fiscal years averaging less than 1% of net sales. No significant capital expenditures are planned for fiscal 2020. Our ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures and other business risk factors. If we are unable to generate sufficient cash flows from operations, or otherwise to comply with the terms of our credit facilities, we may be required to seek additional financing alternatives.

Under its amended and restated limited liability company agreement, BellRing Brands, LLC may make distributions to its members from time to time at the discretion of the Board of Managers. Such distributions will be made to the members on a pro rata basis in proportion to the number of BellRing Brands, LLC units held by each member, except that the Board of Managers may cause BellRing Brands, LLC to make non-proportionate distributions to BellRing in connection with any cash redemption of BellRing’s Class A Common Stock. The amended and restated limited liability company agreement provides, to the extent cash is available, for distributions pro rata to the holders of BellRing Brands, LLC units such that members receive an amount of cash sufficient to cover the estimated taxes payable by them including, in the case of BellRing, an amount sufficient to allow BellRing to make any payments required under the tax receivable agreement. In addition, the amended and restated limited liability company agreement will provide that BellRing Brands, LLC will reimburse BellRing for any reasonable out-of-pocket expenses incurred on behalf of us, including all fees, costs and expenses of BellRing associated with being a public company and maintaining its corporate existence.
Operating Activities
Fiscal 2019 compared to 2018
Cash provided by operating activities for the year ended September 30, 2019 decreased by $42.9 million compared to the year ended September 30, 2018, driven by unfavorable working capital changes of $86.7 million, partially offset by higher earnings before income taxes. Changes in working capital were driven by an increase in finished goods inventory for our Premier Protein RTD shakes as compared to unusually low inventory levels at September 30, 2018, as well as the impacts of fluctuations in the timing of sales, largely connected with the timing of promotional activity, and payments of legal settlements.
Fiscal 2018 compared to 2017
Cash provided by operating activities for the year ended September 30, 2018 increased by $60.8 million compared to the year ended September 30, 2017. The increase was driven by higher earnings before income taxes as well as $31.3 million of favorable working capital changes during the year ended September 30, 2018, as compared to the prior year period. The change in working capital was driven by a reduction in finished goods inventory, the timing of purchases and payments of trade payables and an increase in accrued legal settlements, partially offset by increased receivables due to higher net sales.
Investing Activities
Fiscal 2019 compared to 2018
Cash used in investing activities for the year ended September 30, 2019 decreased $1.8 million compared to the prior year, resulting from a decrease in capital expenditures.
Fiscal 2018 compared to 2017
Cash used in investing activities for the year ended September 30, 2018 was $5.0 million compared to cash provided by investing activities of $2.1 million in the year ended September 30, 2017. Cash provided by investing activities in the year ended September 30, 2017 included proceeds of $6.0 million received from the sale of the Dymatize manufacturing facility located in Farmers Branch, Texas. Capital expenditures increased $1.1 million in the year ended September 30, 2018, as compared to the prior year period.
Financing Activities
Fiscal 2019 compared to 2018
Cash used in financing activities for the year ended September 30, 2019 decreased $32.8 million compared to the prior year. Financing activities primarily related to cash transfers to and from Post. The components of net transfers included cash deposits from Active Nutrition to Post and cash borrowings received from Post used to fund operations or capital expenditures and allocations of Post’s corporate expenses (see Note 9 within “Notes to Combined Financial Statements”).
Fiscal 2018 compared to 2017
Cash used in financing activities for the year ended September 30, 2018 increased $49.0 million compared to the prior year. Financing activities primarily related to cash transfers to and from Post. The components of net transfers included cash deposits from Active Nutrition to Post and cash borrowings received from Post used to fund operations or capital expenditures and allocations of Post’s corporate expenses (see Note 9 within “Notes to Combined Financial Statements”).
Contractual Obligations
In the normal course of business, we enter into contracts and commitments which obligate us to make payments in the future. The table below sets forth our significant future obligations by time period as of September 30, 2019. For consideration of the table below, “Less Than 1 Year” refers to obligations due between October 1, 2019 and September 30, 2020, “1-3 Years” refers to obligations due between October 1, 2020 and September 30, 2022, “3-5 Years” refers to obligations due between October 1, 2022 and September 30, 2024 and “More Than 5 Years” refers to any obligations due after September 30, 2024.

($ in millions)	Total (c)	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Purchase obligations(a)	$419.6	$221.4	$130.2	$44.2	$23.8
Operating lease obligations(b)	17.4	2.7	5.4	4.6	4.7
Total	$437.0	$224.1	$135.6	$48.8	$28.5

(a)
Purchase obligations are legally binding agreements to purchase goods, services or equipment that specify all significant terms, including: fixed or minimum quantities to be purchased and/or penalties imposed for failing to meet contracted minimum purchase quantities; fixed, minimum or variable price provisions; and the approximate timing of the transaction.

(b)	Operating lease obligations consist of minimum rental payments under noncancelable operating leases, as shown in Note 10 within “Notes to Combined Financial Statements.”

(c)	The above table excludes the following fiscal 2020 transactions completed in connection with the IPO and the formation transactions:
•$1,225.0 million outstanding principal balance repayment of the Post Bridge Loan by BellRing Brands, LLC;
•$700.0 million of borrowings by BellRing Brands, LLC under the Term B Facility; and
•$60.0 million of net borrowings by BellRing Brands, LLC under the Revolving Credit Facility.
Additionally, we have excluded interest payments of $238.4 million related to the Term B Facility and Revolving Credit Facility entered into in October 2019 and interest of $2.2 million related to the repayment of the Post Bridge Loan. The outstanding amounts under the Revolving Credit Facility and Term B Facility must be repaid on or before October 21, 2024.
For additional information on the IPO and formation transactions, refer to Note 14 within Active Nutrition’s “Notes to Combined Financial Statements.”
COMMODITY TRENDS
We are exposed to price fluctuations primarily from purchases of ingredients and packaging materials, transportation costs and energy. Our principal ingredients are milk-based, whey-based and soy-based proteins and protein blends. Our principal packaging materials consist of aseptic foil and plastic lined cardboard cartons, aseptic plastic bottles, plastic jars and lids, flexible film, cartons and corrugate. These costs have been volatile in recent years and future changes in such costs may cause our results of operations and our operating margins to fluctuate significantly. We manage the impact of cost increases, wherever possible, on commercially reasonable terms, by locking in prices on the quantities through purchase commitments required to meet our production requirements. In addition, we attempt to offset the effect of increased costs by raising prices to our customers. However, for competitive reasons, we may not be able to pass along the full effect of increases in raw materials and other input costs as we incur them. In addition, inflationary pressures can have an adverse effect on our business through higher raw material and fuel costs. We believe that inflation has not had a material adverse impact on our operations for the years ended September 30, 2019, 2018 and 2017, but could have a material impact in the future if inflation rates were to significantly exceed our ability to achieve price increases.
CURRENCY
Certain sales and costs of our foreign operations are denominated in the Euro. Consequently, profits from these operations are impacted by fluctuations in the value of this currency relative to the U.S. Dollar.
OFF-BALANCE SHEET ARRANGEMENTS
As of September 30, 2019, 2018 and 2017, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K that are likely to have a material impact on our financial position or results of operations.
CRITICAL ACCOUNTING ESTIMATES
The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires the use of judgment, estimates and assumptions. We make these subjective determinations after considering our historical performance, management’s experience, current economic trends and events and information from outside sources. Inherent in this process is the possibility that actual results could differ from these estimates and assumptions for any particular period.
Throughout the periods covered by the financial statements, Active Nutrition’s operations were conducted by and accounted for as part of Post. The Active Nutrition financial statements were derived from Post’s historical accounting records and reflect significant allocations of direct costs and expenses. All of the allocations and estimates in the financial statements are based on assumptions that we believe are reasonable. The financial statements do not necessarily represent our financial position, results of operations and cash flows had our business been operated as a separate independent entity.

Active Nutrition’s significant accounting policies are described in Note 2 within “Notes to Combined Financial Statements”. The critical accounting estimates are those that have a meaningful impact on the reporting of our financial condition and results of operations.
Revenue Recognition - We recognize revenue when performance obligations have been satisfied by transferring control of the goods to customers. Control is generally transferred upon delivery of the goods to the customer. At the time of delivery, the customer is invoiced using previously agreed-upon credit terms. Shipping and/or handling costs that occur before the customer obtains control of the goods are deemed fulfillment activities and are accounted for as fulfillment costs. Our contracts with customers generally contain one performance obligation.
Many of our contracts with customers include some form of variable consideration. The most common forms of variable consideration are trade promotions, rebates and discounts. Variable consideration is treated as a reduction of revenue at the time product revenue is recognized. Depending on the nature of the variable consideration,we primarily use the “expected value” method to determine variable consideration. We do not believe that there will be significant changes to our estimates of variable consideration when any uncertainties are resolved with customers. We review and update estimates of variable consideration each period. Uncertainties related to the estimates of variable consideration are resolved in a short time frame and do not require any additional constraint on variable consideration.
Our products are sold with no right of return, except in the case of goods which do not meet product specifications or are damaged. No services beyond this assurance-type warranty are provided to customers. Customer remedies include either a cash refund or an exchange of the product. As a result, the right of return and related refund liability is estimated and recorded as a reduction of revenue based on historical sales return experience.
Long-Lived Assets - We review long-lived assets, including leasehold improvements, property and equipment and amortized intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Long-lived assets to be disposed of are reported at the lower of the carrying amount or fair value less the cost to sell. Estimating future cash flows and calculating the fair value of assets requires significant estimates and assumptions by management.
Goodwill - Goodwill represents the excess of the cost of acquired businesses over the fair market value of their identifiable net assets. We conduct a goodwill impairment qualitative assessment during the fourth quarter of each fiscal year following the annual forecasting process, or more frequently if facts and circumstances indicate that goodwill may be impaired. The goodwill impairment qualitative assessment requires us to perform an assessment to determine if it is more likely than not that the fair value of the business is less than its carrying amount. The qualitative assessment considers various factors, including the macroeconomic environment, industry and market specific conditions, financial performance, cost impacts and issues or events specific to the business. If adverse qualitative trends are identified that could negatively impact the fair value of the business, we perform a quantitative goodwill impairment test. In fiscal 2019, 2018 and 2017, Active Nutrition performed a quantitative impairment test.
The goodwill impairment test requires an entity to compare the fair value of each reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount of goodwill exceeds the reporting unit’s fair value with the loss not exceeding the total amount of goodwill allocated to that reporting unit. The estimated fair values of each reporting unit were determined using a combined income and market approach with a greater weighting on the income approach (75% of the calculation for all reporting units with goodwill). The income approach is based on discounted future cash flows and requires significant assumptions, including estimates regarding future revenue, profitability and capital requirements. The market approach (25% of the calculation for all reporting units with goodwill) is based on a market multiple (revenue and EBITDA, which stands for earnings before interest, income taxes, depreciation and amortization) and requires an estimate of appropriate multiples based on market data. Revenue growth assumptions (along with profitability and cash flow assumptions) were based on historical trends for the reporting units and management's expectations for future growth. The discount rates were based on a risk adjusted weighted-average cost of capital utilizing industry market data of businesses similar to the reporting units and based upon management judgment.
Active Nutrition did not record a goodwill impairment charge at September 30, 2019 or September 30, 2018, as it passed the quantitative impairment test.
For the year ended September 30, 2017, Active Nutrition recorded a charge of $26.5 million for the impairment of goodwill. The impairment charge related to the Dymatize reporting unit. In fiscal 2017, consistent with the prior year, the specialty channel, from which the Dymatize reporting unit derived the majority of its sales, continued to experience weak sales, which resulted in management lowering its long-term expectations for the Dymatize reporting unit. After conducting the impairment analysis, it was determined that the carrying value of the Dymatize reporting unit exceeded its fair value by $76.6 million and Active Nutrition recorded an impairment charge of goodwill down to fair value. At the time of the analysis, the Dymatize reporting unit had $26.5 million of remaining goodwill, and therefore an impairment charge was recorded for the entire goodwill balance of $26.5 million.
Income Tax - We estimate income tax expense based on taxes in each jurisdiction. We estimate current tax exposures together with temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These temporary differences result in deferred tax assets and liabilities. We believe that sufficient income will be generated in the future to realize the benefit of most of our deferred tax assets. Where there is not sufficient evidence that such income is likely to be generated, we establish a valuation allowance against the related deferred tax assets. We are subject to periodic audits by governmental tax authorities of our income tax returns. These audits generally include questions regarding our tax filing positions, including the amount and timing of deductions and the allocation of income among various tax jurisdictions. We evaluate our exposures associated with our tax filing positions, including state and local taxes, and record reserves for estimated exposures.
See Note 6 within Active Nutrition’s “Notes to Combined Financial Statements” for more information about estimates affecting income taxes.
RECENTLY ISSUED AND ADOPTED ACCOUNTING STANDARDS
See Note 3 within Active Nutrition’s “Notes to Combined Financial Statements” for a discussion regarding recently issued and adopted accounting standards.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Price Risk
In the ordinary course of business, the Company is exposed to commodity price risks relating to the purchases of raw materials and fuels. The Company manages the impact of cost increases, wherever possible, on commercially reasonable terms, by locking in prices on the quantities through purchase commitments required to meet production requirements. In addition, the Company may attempt to offset the effect of increased costs by raising prices to customers. However, for competitive reasons, the Company may not be able to pass along the full effect of increases in raw materials and other input costs as they are incurred. For more information, see “Commodity Trends.”
Foreign Currency Risk
Related to Active Nutrition International GmbH whose functional currency is the EURO, the Company is exposed to risks of fluctuations in future cash flows and earnings due to changes in exchange rates.
Interest Rate Risk
As of October 31, 2019, BellRing Brands, LLC had an aggregate principal amount of $700.0 million outstanding on its term B loan facility (the “Term B Facility”) and an aggregate principal amount of $60.0 million outstanding under its revolving credit facility (the “Revolving Credit Facility”). Borrowings under the Term B Facility and the Revolving Credit Facility bear interest at variable rates. Each one hundred basis points change in LIBOR rates would result in an approximate $8 million change in the annual cash interest, before any principal payment on our financial instruments with exposure to interest rate risk.
For additional information regarding the Company’s debt, refer to Note 14 within Active Nutrition’s “Notes to Combined Financial Statements.”

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of BellRing Brands, Inc.

Opinion on the Financial Statement - Balance Sheet

We have audited the accompanying balance sheet of BellRing Brands, Inc. (the “Company”) as of September 30, 2019, including the related notes (collectively referred to as the “financial statement”). In our opinion, the financial statement presents fairly, in all material respects, the financial position of the Company as of September 30, 2019 in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion

The financial statement is the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statement based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of this financial statement in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the financial statement, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statement. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statement. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
St. Louis, Missouri
November 22, 2019

We have served as the Company's auditor since 2019.

BELLRING BRANDS, INC.
BALANCE SHEET
(in millions, except share data)

September 30, 2019
Total Assets	$—
Commitments and Contingencies
Stockholder’s Equity
Common Stock, par value $0.01 per share, 1,000 authorized and outstanding	—
Total Stockholder’s Equity	$—
See accompanying Notes to Balance Sheet.

BELLRING BRANDS, INC.
NOTES TO BALANCE SHEET
(in millions, except share data)

NOTE 1 — BACKGROUND
BellRing Brands, Inc. (the “Corporation” or “BellRing”) was formed as a Delaware corporation on March 20, 2019 for the purpose of completing a public offering and related transactions in order to carry on the Active Nutrition business of Post Holdings, Inc. The Corporation had no operations through September 30, 2019.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Accounting —The balance sheet is presented in accordance with accounting principles generally accepted in the United States. Separate statements of operations, comprehensive income, changes in stockholder's equity and cash flows have not been presented in the financial statements because there have been no significant activities in this entity.
NOTE 3 — STOCKHOLDERS’ EQUITY
 The Corporation was authorized to issue 1,000 shares of common stock, par value $0.01 per share, as of September 30, 2019, all of which are issued and outstanding.
NOTE 4 — SUBSEQUENT EVENT
On October 21, 2019, BellRing closed its initial public offering (the “IPO”) of 39.4 million shares of its Class A common stock, $0.01 par value per share (the “Class A Common Stock”), which number of shares included the underwriters’ exercise in full of their option to purchase up to an additional 5.1 million shares of Class A Common Stock, at an offering price of $14.00 per share, pursuant to the Corporation’s registration statement on Form S-1 (File No. 333-233867) (as amended from time to time, and together with the Corporation’s related registration statement on Form S-1 (File No. 333-234237) filed pursuant to Rule 462(b) under the Securities Act of 1933, as amended (the “Securities Act”), the “Registration Statement”). The Corporation received net proceeds from the IPO of approximately $524.4, after deducting underwriting discounts and commissions, all of which were contributed to BellRing Brands, LLC, a Delaware limited liability company and subsidiary of the Corporation (“BellRing Brands, LLC”), in exchange for BellRing Brands, LLC non-voting membership units. BellRing is a publicly-traded company whose Class A Common Stock is traded on the New York Stock Exchange under the ticker symbol “BRBR”. For additional information, see Note 14 within Active Nutrition’s “Notes to Combined Financial Statements.”

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of BellRing Brands, Inc.

Opinion on the Financial Statements

We have audited the accompanying combined balance sheets of Active Nutrition (the combination of Premier Nutrition Company, LLC (formerly known as Premier Nutrition Corporation), Dymatize Enterprises, LLC and Active Nutrition International GmbH of Post Holdings, Inc.) (the “Company”) as of September 30, 2019 and 2018, and the related combined statements of operations and comprehensive income, of parent company equity and of cash flows for each of the three years in the period ended September 30, 2019, including the related notes (collectively referred to as the “combined financial statements”). In our opinion, the combined financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2019 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These combined financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s combined financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these combined financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the combined financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the combined financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the combined financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
St. Louis, Missouri
November 22, 2019

We have served as the Company's auditor since 2018.

ACTIVE NUTRITION
COMBINED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in millions)

	Year Ended September 30,
	2019	2018	2017
Net Sales	$854.4	$827.5	$713.2
Cost of goods sold	542.6	549.8	467.4
Gross Profit	311.8	277.7	245.8
Selling, general and administrative expenses	127.1	135.1	131.0
Amortization of intangible assets	22.2	22.8	22.8
Impairment of goodwill	—	—	26.5
Other operating income, net	—	—	(0.1)
Earnings before Income Taxes	162.5	119.8	65.6
Income tax expense	39.4	23.7	30.4
Net Earnings	$123.1	$96.1	$35.2

Other comprehensive (loss) income:
Foreign currency translation adjustments	(1.2)	(0.4)	1.0
Other comprehensive (loss) income	(1.2)	(0.4)	1.0
Comprehensive Income	$121.9	$95.7	$36.2

See accompanying Notes to Combined Financial Statements.

ACTIVE NUTRITION
COMBINED BALANCE SHEETS
(in millions)

	September 30,
	2019	2018
ASSETS
Current Assets
Cash and cash equivalents	$5.5	$10.9
Receivables, net	68.4	87.2
Inventories	138.2	61.6
Prepaid expenses and other current assets	7.4	4.0
Total Current Assets	219.5	163.7
Property, net	11.7	11.9
Goodwill	65.9	65.9
Other intangible assets, net	296.5	318.7
Other assets	0.9	0.2
Total Assets	$594.5	$560.4

LIABILITIES AND PARENT COMPANY EQUITY
Current Liabilities
Accounts payable	61.7	58.7
Other current liabilities	31.0	35.6
Total Current Liabilities	92.7	94.3
Deferred income taxes	14.1	13.6
Other liabilities	1.3	0.8
Total Liabilities	108.1	108.7

Commitments and Contingencies (See Note 10)

Parent Company Equity
Net parent investment	489.0	453.1
Accumulated other comprehensive loss	(2.6)	(1.4)
Total Parent Company Equity	486.4	451.7
Total Liabilities and Parent Company Equity	$594.5	$560.4

See accompanying Notes to Combined Financial Statements.

ACTIVE NUTRITION
COMBINED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended September 30,
	2019	2018	2017
Cash Flows from Operating Activities
Net earnings	$123.1	$96.1	$35.2
Adjustments to reconcile net earnings to net cash flow provided by operating activities:
Depreciation and amortization	25.3	25.9	25.3
Impairment of goodwill	—	—	26.5
Non-cash allocated expense from parent	12.6	4.6	4.4
Deferred income taxes	0.5	(8.6)	(1.3)
Other, net	—	—	(0.3)
Other changes in operating assets and liabilities:
Decrease (increase) in receivables	18.5	(24.3)	(7.1)
(Increase) decrease in inventories	(77.2)	24.1	2.3
(Increase) decrease in prepaid expenses and other current assets	(3.6)	5.3	(3.4)
Increase in other assets	—	(0.1)	—
(Decrease) increase in accounts payable and other current liabilities	(1.9)	17.4	(0.6)
Increase (decrease) in non-current liabilities	1.0	0.8	(0.6)
Net Cash Provided by Operating Activities	98.3	141.2	80.4
Cash Flows from Investing Activities
Additions to property	(3.2)	(5.0)	(3.9)
Proceeds from sale of property	—	—	6.0
Net Cash (Used in) Provided by Investing Activities	(3.2)	(5.0)	2.1
Cash Flows from Financing Activities
Change in net parent investment	(100.2)	(133.0)	(84.0)
Net Cash Used in Financing Activities	(100.2)	(133.0)	(84.0)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(0.3)	(0.1)	0.4
Net (Decrease) Increase in Cash and Cash Equivalents	(5.4)	3.1	(1.1)
Cash and Cash Equivalents, Beginning of Year	10.9	7.8	8.9
Cash and Cash Equivalents, End of Year	$5.5	$10.9	$7.8

See accompanying Notes to Combined Financial Statements.

ACTIVE NUTRITION
COMBINED STATEMENTS OF PARENT COMPANY EQUITY
(in millions)

	Net Parent Investment	Accumulated Other Comprehensive Loss	Total Parent Company Equity
Balance, September 30, 2016	$529.8	$(2.0)	$527.8
Net earnings	35.2	—	35.2
Foreign currency translation adjustments	—	1.0	1.0
Net decrease in net parent investment	(79.6)	—	(79.6)
Balance, September 30, 2017	$485.4	$(1.0)	$484.4
Net earnings	96.1	—	96.1
Foreign currency translation adjustments	—	(0.4)	(0.4)
Net decrease in net parent investment	(128.4)	—	(128.4)
Balance, September 30, 2018	$453.1	$(1.4)	$451.7
Net earnings	123.1	—	123.1
Foreign currency translation adjustments	—	(1.2)	(1.2)
Net decrease in net parent investment	(87.2)	—	(87.2)
Balance, September 30, 2019	$489.0	$(2.6)	$486.4

See accompanying Notes to Combined Financial Statements.

ACTIVE NUTRITION
NOTES TO COMBINED FINANCIAL STATEMENTS
(in millions, except share data)

NOTE 1 — BACKGROUND
On November 15, 2018, Post Holdings, Inc. (“Post”) announced that Post’s Board of Directors approved a plan to separate its Active Nutrition business (herein referred to as “Active Nutrition” or “the Company”) into a distinct, publicly traded company. Active Nutrition is comprised of Premier Nutrition Company, LLC (formerly known as Premier Nutrition Corporation and referred to as “Premier Nutrition”), which Post acquired in fiscal 2013; Dymatize Enterprises, LLC (“Dymatize”), which Post acquired in fiscal 2014; and the assets related to the PowerBar brand (“PowerBar”), which Post acquired in an asset purchase in fiscal 2015 and included Active Nutrition International GmbH (formerly known as PowerBar Europe GmbH), which today manufactures and sells products of the Active Nutrition business in certain international markets.
On October 21, 2019, BellRing Brands, Inc. (“BellRing”) closed its initial public offering (the “IPO”) and certain other transactions completed in connection with the IPO (the “formation transactions”), whereby Active Nutrition was transferred to BellRing Brands, LLC (formerly known as Dymatize Holdings, LLC), which also became a subsidiary of BellRing on October 21, 2019. For additional information, see Note 14.
The Company has a single operating segment and is a provider of highly nutritious, great-tasting products including ready-to-drink (“RTD”) protein shakes, other RTD beverages, powders, nutrition bars and supplements in the convenient nutrition category. At September 30, 2019 and 2018, there were no shares of common or preferred stock of the Company authorized or outstanding.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Combination — These combined financial statements have been prepared on a stand-alone basis and are derived from the accounting records of Post. The combined financial statements reflect the historical results of operations, financial position and cash flows of Post’s Active Nutrition business and the allocation to the Company of certain Post corporate expenses. For the purposes of these financial statements, income taxes have been computed for the Company on a stand-alone, separate tax return basis.
Transactions between the Company and Post and its subsidiaries (excluding the Company) are included in these financial statements. All intercompany transactions between the Company and Post and its subsidiaries (excluding the Company) are considered to be effectively settled for cash. The total net effect of the settlement of these intercompany transactions is reflected in the Combined Statements of Cash Flows as a financing activity and on the Combined Balance Sheets as “Net parent investment.”
These combined financial statements may not reflect the actual expenses that would have been incurred had Active Nutrition operated as a stand-alone company. Actual costs that would have been incurred had the Company operated as a separate company during the periods presented would depend on a number of factors, including the organizational structure and strategic decisions made in various areas, such as human resources, legal, finance, information technology and infrastructure, among others.
Use of Estimates and Allocations — The combined financial statements of the Company are prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which require certain elections as to accounting policy, estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the dates of the financial statements and the reported amount of net revenues and expenses during the reporting periods. Significant accounting policy elections, estimates and assumptions include, among others, valuation assumptions of goodwill and other intangible assets and income taxes. Actual results could differ from those estimates.
Cash Equivalents — Cash equivalents include all highly liquid investments with original maturities of less than three months. At September 30, 2019 and 2018, the Company had $5.5 and $10.9, respectively, in available cash, of which 73% and 56%, respectively, was outside of the United States (the “U.S.”). The Company’s intention is to reinvest these funds indefinitely.
Receivables — Receivables are reported at net realizable value. This value includes appropriate allowances for doubtful accounts, cash discounts and other amounts which the Company does not ultimately expect to collect. The Company determines its allowance for doubtful accounts based on historical losses as well as the economic status of, and its relationship with, its customers, especially those identified as “at risk.” A receivable is considered past due if payments have not been received within the agreed upon invoice terms. Receivables are written off against the allowance when deemed to be uncollectible based upon the Company’s evaluation of the customer’s solvency.
Inventories — Inventories are generally valued at the lower of average cost (determined on a first-in, first-out basis) or net realizable value (“NRV”). Reported amounts have been reduced by a write-down for obsolete product and packaging materials based on a review of inventories on hand compared to estimated future usage and sales.

Property — Property is recorded at cost, and depreciation expense is generally provided on a straight-line basis over the estimated useful life of the property. Estimated useful lives range from 1 to 13 years for machinery and equipment; 1 to 33 years for buildings, building improvements and leasehold improvements; and 1 to 5 years for software. Total depreciation expense was $3.1, $3.1 and $2.5 in fiscal 2019, 2018 and 2017, respectively. Any gains and losses incurred on the sale or disposal of assets are included in “Other operating income” in the Combined Statements of Operations and Comprehensive Income. Repair and maintenance costs incurred in connection with on-going and planned major maintenance activities are accounted for under the direct expensing method. Property consisted of:

	September 30,
	2019	2018
Land and land improvements	$0.7	$0.5
Buildings and leasehold improvements	5.7	5.2
Machinery and equipment	12.2	10.3
Software	1.8	1.6
Construction in progress	0.7	0.7
	21.1	18.3
Accumulated depreciation	(9.4)	(6.4)
	$11.7	$11.9
Other Intangible Assets — Other intangible assets consist primarily of definite-lived customer relationships and trademarks and brands. Amortization expense related to definite-lived intangible assets, which is provided on a straight-line basis (as it approximates the economic benefit) over the estimated useful lives of the assets, was $22.2 in fiscal 2019 and $22.8 in both fiscal 2018 and 2017. For the definite-lived intangible assets recorded as of September 30, 2019, amortization expense of $22.2 is expected in each of the next five fiscal years. Other intangible assets consisted of:

	September 30, 2019			September 30, 2018
	Carrying Amount	Accum. Amort.	Net Amount	Carrying Amount	Accum. Amort.	Net Amount
Customer relationships	$209.4	$(65.5)	$143.9	$209.4	$(54.0)	$155.4
Trademarks and brands	213.4	(60.8)	152.6	213.4	(50.1)	163.3
Other	3.1	(3.1)	—	3.1	(3.1)	—
	$425.9	$(129.4)	$296.5	$425.9	$(107.2)	$318.7
Recoverability of Assets — The Company continually evaluates whether events or circumstances have occurred which might impair the recoverability of the carrying value of its assets, including property, identifiable intangibles and goodwill.
In addition, definite-lived asset groups are reassessed as needed whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable or the estimated useful life is no longer appropriate. If circumstances require that a definite-lived asset group be tested for possible impairment, the Company will compare the undiscounted cash flows expected to be generated by the asset group to the carrying amount of the asset group. If the carrying amount of the definite-lived asset is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value.
Net Parent Investment — Net parent investment on the Combined Balance Sheets represents Post’s historical investment in its Active Nutrition reporting segment, its accumulated net income and the net effect of the transactions with and allocations from Post.
Revenue — In conjunction with the adoption of Accounting Standards Update (“ASU”) 2014-09 on October 1, 2018, the policy for recognizing revenue was updated. See Note 4 for a summary of the updated policy. For fiscal 2018 and 2017, the policy for recognizing revenue was as follows:
Revenue is recognized when title of goods and risk of loss is transferred to the customer, as specified by the shipping terms. Net sales reflect gross sales, including amounts billed to customers for shipping and handling, less sales discounts and trade allowances (including promotional price buy downs and new item promotional funding). Customer trade allowances are generally computed as a percentage of gross sales. Products are generally sold with no right of return, except in the case of goods which do not meet product specifications or are damaged. Related reserves are maintained based on return history. Estimated reductions to revenue for customer incentive offerings are based upon customer redemption history.
Cost of Goods Sold — Cost of goods sold includes, among other things, inbound and outbound freight costs and depreciation expense related to assets used in production, while storage and other warehousing costs are included in “Selling, general and administrative expenses” in the Combined Statements of Operations and Comprehensive Income. Storage and other warehousing costs totaled $13.7, $11.8 and $12.0 in fiscal 2019, 2018 and 2017, respectively.
Advertising — Advertising costs are expensed as incurred, except for costs of producing media advertising such as television commercials or magazine and online advertisements, which are deferred until the first time the advertising takes place and amortized over the period the advertising runs. The amounts reported as assets on the Combined Balance Sheets as “Prepaid expenses and other current assets” were immaterial as of September 30, 2019 and 2018.
Stock-based Compensation — The Company’s employees have historically participated in Post’s stock-based compensation plans. Stock-based compensation expense has been allocated to the Company based on the awards and terms previously granted to its employees. All awards outstanding under Post’s stock-based compensation plans will continue to vest and the Company will record stock based-compensation expense related to those awards. The Company recognizes the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of equity awards and the fair market value at each quarterly reporting date for liability awards. That cost is recognized over the period during which an employee is required to provide service in exchange for the award — the requisite service period (usually the vesting period). Any forfeitures of stock-based awards are recorded as they occur. See Note 11 for disclosures related to stock-based compensation.
Income Tax Expense — Income tax expense is estimated based on income taxes in each jurisdiction and includes the effects of both current tax exposures and the temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These temporary differences result in deferred tax assets and liabilities. A valuation allowance is established against the related deferred tax assets to the extent that it is not “more likely than not” that the future benefits will be realized. Reserves are recorded for estimated exposures associated with the Company’s tax filing positions, which are subject to periodic audits by governmental taxing authorities. Interest due to an underpayment of income taxes is classified as income taxes. For the purposes of these financial statements, income taxes have been computed for the Company on a stand-alone, separate tax return basis. See Note 6 for disclosures related to income taxes.
NOTE 3 — RECENTLY ISSUED AND ADOPTED ACCOUNTING STANDARDS
The Company has considered all new accounting pronouncements and has concluded there are no new pronouncements (other than the ones described below) that had or will have an impact on the results of operations, other comprehensive income (“OCI”), financial condition, cash flows or parent company equity based on current information.
Recently Issued
In February 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-02, “Leases (Topic 842).” This ASU requires a company to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for lessees, lessors and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842): Targeted Improvements.” This ASU provides an additional transition method by allowing entities to initially apply the new lease standard at the date of adoption with a cumulative effect adjustment to the opening balances of retained earnings in the period of adoption. This ASU also gives lessors the option of electing, as a practical expedient by class of underlying asset, not to separate the lease and non-lease components of a contract when those lease contracts meet certain criteria. These ASUs are effective for annual periods beginning after December 15, 2018 and interim periods therein (i.e., Active Nutrition’s financial statements for the year ending September 30, 2020).
The Company is in the process of implementing its lease accounting software, developing its related business processes, and implementing internal controls. The Company has substantially completed its analysis of these standards’ impact on its lease portfolio. The Company will adopt these ASUs on October 1, 2019 and expects to use the cumulative effect adjustment approach. The Company will elect certain practical expedients permitted under the  transition guidance, including not reassessing whether existing contracts contain leases and carrying forward the historical classification of those leases. In addition, the Company will also elect to not recognize leases with an initial term of twelve months or less on its Combined Balance Sheets. The Company’s estimate of right-of-use assets and lease liabilities to be recognized at adoption is between $10 and $20, subject to the completion of the Company’s implementation procedures, fluctuations within the Company’s lease portfolio and discount rates. The Company does not expect this guidance to have a material impact on its Combined Statements of Operations or its Combined Statements of Cash Flows. In addition, the Company will provide expanded disclosures to present additional information related to its leasing arrangements. See Note 10 for additional information on noncancelable future lease commitments.
Recently Adopted
In August 2018, the FASB issued ASU 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract.” This ASU largely aligns the guidance for recognizing implementation costs incurred in a cloud computing arrangement that is a service contract with that for recognizing implementation costs incurred to develop or obtain internal-use software, including hosting arrangements that include an internal-use software license. The Company adopted this ASU on October 1, 2018 on a prospective basis, as permitted by the ASU. This change did not have a material impact on the Company’s financial statements.
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which superseded all existing revenue recognition guidance under GAAP. This ASU’s core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU also calls for additional disclosures around the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted this ASU on October 1, 2018 and used the modified retrospective transition method of adoption. The adoption of this ASU did not have a material impact on the Company’s financial statements as the impact of this ASU was limited to classification changes of $8.8 within the statement of operations. For additional information, refer to Note 4.
NOTE 4 — REVENUE FROM CONTRACTS WITH CUSTOMERS
In conjunction with the adoption of ASU 2014-09 (see Note 3), the Company updated its policy for recognizing revenue. The Company utilized a comprehensive approach to assess the impact of this ASU by reviewing its customer contract portfolio and existing accounting policies and procedures in order to identify potential differences that would result from applying the new requirements of Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers.” A summary of the updated policy is included below.
Revenue Recognition Policy
The Company recognizes revenue when performance obligations have been satisfied by transferring control of the goods to customers. Control is generally transferred upon delivery of the goods to the customer. At the time of delivery, the customer is invoiced using previously agreed-upon credit terms. Shipping and/or handling costs that occur before the customer obtains control of the goods are deemed fulfillment activities and are accounted for as fulfillment costs. The Company’s contracts with customers generally contain one performance obligation.
Many of the Company’s contracts with customers include some form of variable consideration. The most common forms of variable consideration are trade promotions, rebates and discounts. Variable consideration is treated as a reduction of revenue at the time product revenue is recognized. Depending on the nature of the variable consideration, the Company primarily uses the “expected value” method to determine variable consideration. The Company does not believe that there will be significant changes to its estimates of variable consideration when any uncertainties are resolved with customers. The Company reviews and updates estimates of variable consideration each period. Uncertainties related to the estimates of variable consideration are resolved in a short time frame and do not require any additional constraint on variable consideration.
The Company’s products are sold with no right of return, except in the case of goods which do not meet product specifications or are damaged. No services beyond this assurance-type warranty are provided to customers. Customer remedies include either a cash refund or an exchange of the product. As a result, the right of return and related refund liability is estimated and recorded as a reduction of revenue based on historical sales return experience.
Impacts of Adoption
The Company used the modified retrospective transition method of adoption and elected the following practical expedients in accordance with ASC Topic 606:

•
Significant financing component — The Company elected not to adjust the promised amount of consideration for the effects of a significant financing component as the Company expects, at contract inception, the period between the transfer of a promised good or service to a customer and when the customer pays for that good or service will be one year or less.

•
Shipping and handling costs — The Company elected to account for shipping and handling activities that occur before the customer has obtained control of a good as fulfillment activities (i.e., an expense), rather than as promised services.

•
Measurement of transaction price — The Company elected to exclude from the measurement of transaction price all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by the Company from a customer for sales taxes.

The following tables summarize the impact of the Company’s adoption of ASC Topic 606 on a modified retrospective basis in the Company’s Combined Statement of Operations and Comprehensive Income. As a result of the adoption, certain payments to customers totaling $8.8 in the year ended September 30, 2019 previously classified in “Selling, general, and administrative expenses” were classified as “Net Sales” in the Combined Statement of Operations and Comprehensive Income. These payments to customers relate to trade advertisements that support the Company’s sales to customers. In accordance with ASC Topic 606, these payments were determined not to be distinct within the customer contracts and, as such, require classification within net sales. No changes to the balance sheet were required by the adoption of ASC Topic 606.

	Year Ended September 30, 2019
	As Reported Under Topic 606	As Reported Under Prior Guidance	Impact of Adoption
Net Sales	$854.4	$863.2	$(8.8)
Cost of goods sold	542.6	542.6	—
Gross Profit	311.8	320.6	(8.8)
Selling, general and administrative expenses	127.1	135.9	(8.8)
Amortization of intangible assets	22.2	22.2	—
Earnings before Income Taxes	$162.5	$162.5	$—
Disaggregated Revenues
The following table presents net sales by product. The amounts for the year ended September 30, 2019 are presented under ASC Topic 606, “Revenue from Contracts with Customers” and the amounts for the years ended September 30, 2018 and 2017 are presented under ASC Topic 605, “Revenue Recognition.”

	Year Ended September 30,
	2019	2018	2017
RTD protein shakes and other RTD beverages	$662.1	$608.5	$469.3
Powders	119.8	114.9	116.9
Nutrition bars	62.5	92.5	112.7
Other	10.0	11.6	14.3
Net Sales	$854.4	$827.5	$713.2
NOTE 5 — GOODWILL
The components of “Goodwill” on the Combined Balance Sheets at both September 30, 2019 and 2018 are presented in the following table.

Goodwill, gross	$180.7
Accumulated impairment losses	(114.8)
Goodwill, net	$65.9
Goodwill represents the excess of the cost of acquired businesses over the fair market value of their identifiable net assets. The Company conducts a goodwill impairment qualitative assessment during the fourth quarter of each fiscal year following the annual forecasting process, or more frequently if facts and circumstances indicate that goodwill may be impaired. The goodwill impairment qualitative assessment requires an analysis to determine if it is more likely than not that the fair value of the business is less than its carrying amount. If adverse qualitative trends are identified that could negatively impact the fair value of the business, a quantitative goodwill impairment test is performed. In fiscal 2019, 2018 and 2017, the Company elected not to perform a qualitative assessment and instead performed a quantitative impairment test.
The estimated fair value is determined using a combined income and market approach with a greater weighting on the income approach. The income approach is based on discounted future cash flows and requires significant assumptions, including estimates regarding future revenue, profitability, capital requirements and discount rate. The market approach is based on a market multiple (revenue and EBITDA, which stands for earnings before interest, income taxes, depreciation and amortization) and requires an estimate of appropriate multiples based on market data. These fair value measurements fell within Level 3 of the fair value hierarchy.
The Company did not record a goodwill impairment charge at September 30, 2019 or 2018, as all reporting units with goodwill passed the quantitative impairment test.
For the year ended September 30, 2017, the Company recorded a charge of $26.5 for the impairment of goodwill. The impairment charge related to the Dymatize reporting unit. In fiscal 2017, consistent with the prior year, the specialty channel, from which the Dymatize reporting unit derived the majority of its sales, continued to experience weak sales, which resulted in management lowering its long-term expectations for the Dymatize reporting unit. After conducting the impairment analysis, it was determined that the carrying value of the Dymatize reporting unit exceeded its fair value by $76.6, and the Company recorded an impairment charge for goodwill down to the fair value. At the time of the analysis, the Dymatize reporting unit had $26.5 of remaining goodwill, and therefore, an impairment charge for the entire goodwill balance of $26.5 was recorded.
NOTE 6 — INCOME TAXES
The expense for income taxes consisted of the following:

	Year Ended September 30,
	2019	2018	2017
Current:
Federal	$33.6	$29.4	$29.9
State	5.0	2.6	1.6
Foreign	0.3	0.3	0.2
	38.9	32.3	31.7
Deferred:
Federal	0.2	(9.1)	(1.3)
State	0.3	0.5	—
	0.5	(8.6)	(1.3)
Income tax expense	$39.4	$23.7	$30.4
The effective income tax rate for fiscal 2019 was 24.2% compared to 19.8% for fiscal 2018 and 46.3% for fiscal 2017. A reconciliation of income tax expense with amounts computed at the federal statutory tax rate follows:

	Year Ended September 30,
	2019	2018	2017
Computed tax (a)	$34.1	$29.4	$23.0
Enacted tax law and changes, including the Tax Act (a)	—	(9.4)	—
State income taxes, net of effect on federal tax	4.9	3.3	2.2
Non-deductible goodwill impairment loss	—	—	6.0
Other, net (none in excess of 5% of statutory tax)	0.4	0.4	(0.8)
Income tax expense	$39.4	$23.7	$30.4

(a)
Fiscal 2019 and 2017 federal corporate income tax was computed at the federal statutory tax rates of 21% and 35%, respectively. Fiscal 2018 federal corporate income tax was computed using a blended United States (“U.S.”) federal corporate income tax rate of 24.5%. The fiscal 2018 federal corporate income tax rate was impacted by the Tax Cuts and Jobs Act (the “Tax Act”), as discussed below.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax non-current assets (liabilities) were as follows:

	September 30, 2019			September 30, 2018
	Assets	Liabilities	Net	Assets	Liabilities	Net
Accrued vacation, incentive and severance	$2.1	$—	$2.1	$1.4	$—	$1.4
Inventory	3.1	—	3.1	2.0	—	2.0
Accrued liabilities	2.2	—	2.2	4.3	—	4.3
Stock-based compensation	0.8	—	0.8	—	—	—
Property	—	(0.4)	(0.4)	—	(0.3)	(0.3)
Intangible assets	—	(21.9)	(21.9)	—	(21.0)	(21.0)
Total deferred taxes	$8.2	$(22.3)	$(14.1)	$7.7	$(21.3)	$(13.6)
No provision has been made for income taxes on undistributed earnings of consolidated foreign subsidiaries of $2.9 at September 30, 2019, as it is the Company’s intention to indefinitely reinvest undistributed earnings of its foreign subsidiaries. It is not practicable to estimate the additional income taxes and applicable foreign withholdings that would be payable on the remittance of such undistributed earnings.
For fiscal 2019, 2018 and 2017, foreign income before income taxes was $1.0, $1.0 and $0.7, respectively.

Tax Act
In fiscal 2018, the effective income tax rate was impacted by the Tax Act, which was enacted on December 22, 2017. The Tax Act resulted in significant impacts to the Company’s accounting for income taxes with the most significant of these impacts relating to the reduction of the U.S. federal corporate income tax rate, a one-time transition tax on unrepatriated foreign earnings and full expensing of certain qualified depreciable assets placed in service after September 27, 2017 and before January 1, 2023. The Tax Act enacted a new U.S. federal corporate income tax rate of 21% that went into effect for the Company’s 2019 tax year and was prorated with the pre-December 22, 2017 U.S. federal corporate income tax rate of 35% for the Company’s 2018 tax year. This proration resulted in a blended U.S. federal corporate income tax rate of 24.5% for fiscal 2018. During the year ended September 30, 2018, the Company (i) remeasured its existing deferred tax assets and liabilities considering both the fiscal 2018 blended rate and the 21% rate for future periods and recorded a tax benefit of $9.9 and (ii) calculated the one-time transition tax and recorded tax expense of $0.5. Full expensing of certain depreciable assets will result in a temporary difference and will be analyzed as assets are placed in service.
Unrecognized Tax Benefits
The Company recognizes the tax benefit from uncertain tax positions only if it is “more likely than not” that the tax position will be sustained on examination by the taxing authorities. The tax benefits recognized from such positions are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. To the extent the Company’s assessment of such tax positions changes, the change in estimate will be recorded in the period in which the determination is made.
Unrecognized tax benefits activity for the years ended September 30, 2019, 2018 and 2017 is presented in the following table

	September 30,
	2019	2018	2017
Balance, beginning of year	$0.5	$—	$0.6
Additions for tax positions taken in current year and acquisitions	—	0.5	—
Reductions for tax positions taken in prior years	(0.5)	—	(0.6)
Settlements with tax authorities/statute expirations	—	—	—
Balance, end of year	$—	$0.5	$—
U.S. federal, U.S. state and German income tax returns for the tax years ended September 30, 2019, 2018, 2017, 2016 and 2015 are subject to examination by the tax authorities in each respective jurisdiction.
NOTE 7 — SUPPLEMENTAL OPERATIONS STATEMENT AND CASH FLOW INFORMATION

	Year Ended September 30,
	2019	2018	2017
Advertising and promotion expenses (a)	$19.9	$33.2	$42.7
Repair and maintenance expenses	0.4	0.3	0.6
Research and development expenses	7.6	8.1	7.2
Rent expense	3.3	2.1	1.8
Income taxes paid (b)	0.3	1.0	0.4

(a)
As a result of the adoption of ASU 2014-09, certain payments to customers totaling $7.6 in the year ended September 30, 2019 previously classified as advertising and promotion expenses were classified as net sales. For additional information, see Note 3.

(b)
Income taxes paid relate to the Company’s international operations. All U.S. federal and state tax payments were made by Post and were a component of “Net parent investment” on the Combined Balance Sheets.

NOTE 8 — SUPPLEMENTAL BALANCE SHEET INFORMATION

	September 30,
	2019	2018
Receivables, net
Trade	$62.8	$84.9
Other	5.6	2.4
	68.4	87.3
Allowance for doubtful accounts	—	(0.1)
	$68.4	$87.2
Inventories
Raw materials and supplies	$26.4	$24.9
Work in process	0.1	—
Finished products	111.7	36.7
	$138.2	$61.6
Accounts Payable
Trade	$60.5	$56.9
Book cash overdrafts	0.4	1.0
Other	0.8	0.8
	$61.7	$58.7
Other Current Liabilities
Accrued legal settlements	$8.5	$17.5
Accrued compensation	11.5	8.8
Advertising and promotion	3.3	2.6
Other	7.7	6.7
	$31.0	$35.6
NOTE 9 — RELATED PARTY TRANSACTIONS
The Company’s Combined Statements of Operations and Comprehensive Income include expense allocations from Post of general and administrative costs, including stock-based compensation expense, as well as costs related to the finance, information technology, legal, human resources, quality, supply chain and purchasing functions. Costs for these functions and services performed by Post have been allocated to the Company based on a reasonable activity base (including specific costs, revenue, net assets and headcount, or a combination of such items) or another reasonable method. Allocated costs include $6.3 of costs related to the separation of the Company from Post for the year ended September 30, 2019. Separation costs of $0.4 were recorded directly by the Company during the year ended September 30, 2019, and were included in “Selling, general and administrative expenses” in the Combined Statements of Operations and Comprehensive Income. No such allocated or direct separation costs were recorded by the Company during the years ended September 30, 2018 or 2017. Allocated costs were $12.6, $4.6 and $4.4 for the years ended September 30, 2019, 2018 and 2017, respectively, and were included in “Selling, general and administrative expenses” in the Combined Statements of Operations and Comprehensive Income. All allocated costs were included in “Change in net parent investment” within financing activities on the Combined Statements of Cash Flows. It is not practicable to determine the actual expenses that would have been incurred for these services had the Company operated as a separate entity. Actual costs that would have been incurred had the Company operated as a separate company during the periods presented would depend on a number of factors, including the organizational structure and strategic decisions made in various areas, such as human resources, legal, finance, information technology and infrastructure, among others. Management considers the allocation method to be reasonable.
The Company sells to certain other subsidiaries of Post, the results of which have been included in the accompanying financial statements. Sales to Post affiliates were $0.5 and $0.1 in the years ended September 30, 2019 and 2018, respectively. There were no sales to Post affiliates in the year ended September 30, 2017.
Financial resources for Active Nutrition’s U.S. operations have historically been provided by Post, which has managed cash and cash equivalents on a centralized basis. Under Post’s centralized cash management system, cash requirements have been provided directly by Post and cash generated by Active Nutrition has been generally remitted directly to Post. Transaction systems (e.g. payroll and employee benefits) used to record and account for cash disbursements have been generally provided by Post. Cash receipts associated with U.S. business have been transferred to Post on a daily basis and Post has funded the Company’s cash disbursements. Financial resources for Active Nutrition’s international operations have been historically managed by the Company.

NOTE 10 — COMMITMENTS AND CONTINGENCIES
Legal Proceedings
Joint Juice Litigation
In March 2013, a complaint was filed on behalf of a putative, nationwide class of consumers against Premier Nutrition in the U.S. District Court for the Northern District of California seeking monetary damages and injunctive relief. The case asserted that some of Premier Nutritions’s advertising claims regarding its Joint Juice line of glucosamine dietary supplements were false and misleading. In April 2016, the district court certified a California-only class of consumers in this lawsuit (this lawsuit is hereinafter referred to as the “California Class Lawsuit”).
In 2016 and 2017, the lead plaintiff’s counsel in the California Class Lawsuit filed ten additional class action complaints in the U.S. District Court for the Northern District of California on behalf of putative classes of consumers under the laws of Connecticut, Florida, Illinois, New Jersey, New Mexico, New York, Maryland, Massachusetts, Michigan and Pennsylvania. These additional complaints contain factual allegations similar to the California Class Lawsuit, also seeking monetary damages and injunctive relief.
In April 2018, the district court dismissed the California Class Lawsuit with prejudice. This dismissal was appealed and is pending before the U.S. Court of Appeals for the Ninth Circuit. The other ten complaints remain pending in the district court.
In January 2019, the same lead counsel filed a further class action complaint in Alameda County California Superior Court, alleging claims similar to the above actions and seeking monetary damages and injunctive relief on behalf of a putative class of California consumers.
The Company intends to vigorously defend these cases. The Company does not believe that the resolution of these cases will have a material adverse effect on its combined financial condition, results of operations or cash flows.
No expense related to this litigation was incurred in fiscal 2019, 2018 or 2017. At both September 30, 2019 and 2018, the Company had accrued $8.5 related to this matter that was included in “Other current liabilities” on the Combined Balance Sheets.
Other
The Company is subject to various other legal proceedings and actions arising in the normal course of business. In the opinion of management, based upon the information presently known, the ultimate liability, if any, arising from such pending legal proceedings, as well as from asserted legal claims and known potential legal claims which are likely to be asserted, taking into account established accruals for estimated liabilities (if any), are not expected to be material individually or in the aggregate to the combined financial position, results of operations or cash flows of the Company. In addition, although it is difficult to estimate the potential financial impact of actions regarding expenditures for compliance with regulatory matters, in the opinion of management, based upon the information currently available, the ultimate liability arising from such compliance matters is not expected to be material to the combined financial position, results of operations or cash flows of the Company.
Lease Commitments
Future minimum rental payments under noncancelable operating leases in effect as of September 30, 2019 were $2.7, $2.7, $2.7, $2.7, $1.9 and $4.7 for fiscal 2020, 2021, 2022, 2023, 2024 and thereafter, respectively.
NOTE 11 — STOCK-BASED COMPENSATION
The Company’s employees participated in Post’s 2012 Long-Term Incentive Plan (the “2012 Plan”), Post’s 2016 Long-Term Incentive Plan (the “2016 Plan”) and Post’s 2019 Long-Term Incentive Plan (the “2019 Plan”). The following disclosures reflect the details of Post’s stock-based compensation plans and are not reflective of the Company’s stock-based compensation subsequent to the IPO. On February 3, 2012, Post established the 2012 Plan, which permitted the issuance of various stock-based compensation awards of up to 6.5 shares of Post’s common stock. On January 28, 2016, Post’s shareholders approved the 2016 Plan, which permitted the issuance of stock-based compensation awards of up to 2.4 shares of Post’s common stock. Upon effectiveness of the 2016 Plan, all shares remaining to be issued under the 2012 Plan which were transfered to the 2016 Plan upon its establishment. On January 24, 2019, Post’s shareholders approved the 2019 Plan, which permits the issuance of stock-based compensation awards of up to 1.2 shares of Post’s common stock, plus shares remaining to be issued under the 2016 Plan (including any shares assumed thereunder from the 2012 Plan) which were transfered to the 2019 Plan upon its effectiveness. Awards issued under the 2012 Plan, 2016 Plan and 2019 Plan have a maximum term of 10 years, provided, however, that the corporate governance and compensation committee of Post’s board of directors may, in its discretion, grant awards with a longer term to participants who are located outside of the U.S.
Total compensation cost for Post’s non-cash and cash stock-based compensation awards recognized in the years ended September 30, 2019, 2018 and 2017 was $39.7, $33.8 and $30.7, respectively, and the related recognized deferred tax benefit for each of those periods was $6.6, $7.8 and $9.7, respectively. As of September 30, 2019, the total compensation cost related to Post’s non-vested awards not yet recognized was $59.7, which is expected to be recognized over a weighted-average period of 1.7 years. Expense allocated to Active Nutrition was $3.6, $2.0 and $1.6 for the years ended September 30, 2019, 2018 and 2017, respectively, which includes expense directly attributable to Active Nutrition’s employees, as well as allocations of certain Post employees (see Note 9). Expense specifically attributable to Active Nutrition’s employees was $3.5, $1.9 and $1.5 for the years ended September 30, 2019, 2018 and 2017, respectively.
Stock Options
Information about Post’s stock options is summarized in the following table.

	Stock Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at September 30, 2018	4,311,040	$47.32
Granted	115,186	92.08
Exercised	(2,668,200)	42.20
Forfeited	—	—
Expired	—	—
Outstanding at September 30, 2019	1,758,026	58.03	6.06	$84.1
Vested and expected to vest as of September 30, 2019	1,758,026	58.03	6.06	84.1
Exercisable at September 30, 2019	1,266,365	52.80	5.65	67.2
The fair value of each stock option was estimated on the date of grant using the Black-Scholes Model. Post uses the simplified method for estimating a stock option term as it does not have sufficient historical share options exercise experience upon which to estimate an expected term. The expected term is estimated based on the award’s vesting period and contractual term. Expected volatilities are based on historical volatility trends and other factors. The risk-free rate is the interpolated U.S. Treasury rate for a term equal to the expected term. The weighted-average assumptions and fair values for stock options granted during the years ended September 30, 2019, 2018 and 2017 are summarized in the table below.

	2019	2018	2017
Expected term	6.5	6.5	6.5
Expected stock price volatility	29.7%	30.7%	30.6%
Risk-free interest rate	3.1%	2.2%	1.9%
Expected dividends	0%	0%	0%
Fair value (per option)	$33.82	$28.52	$24.80
The total intrinsic value of stock options exercised was $148.2, $4.7 and $17.6 in the years ended September 30, 2019, 2018 and 2017, respectively. Post received proceeds from the exercise of stock options of $112.6, $5.7 and $13.4 during the years ended September 30, 2019, 2018 and 2017, respectively. Expense allocated to Active Nutrition was $0.3, $0.2 and $0.1 for the years ended September 30, 2019, 2018 and 2017, respectively.
Restricted Stock Units
Information about Post’s restricted stock units is summarized in the following table.

	Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share
Nonvested at September 30, 2018	941,868	$71.94
Granted	379,647	98.03
Vested	(261,497)	71.67
Forfeited	(46,079)	83.13
Nonvested at September 30, 2019	1,013,939	81.27

The grant date fair value of each restricted stock unit award was determined based upon the closing price of Post’s common stock on the date of grant. The weighted-average grant date fair value of nonvested restricted stock units was $81.27, $71.94 and $63.55 at September 30, 2019, 2018 and 2017, respectively. The total vest date fair value of restricted stock units that vested during fiscal 2019, 2018 and 2017 was $24.9, $17.4 and $10.5, respectively.
In fiscal 2019, 2018 and 2017, Post granted 13,900, 13,300 and 10,200 restricted stock units to the non-management members of its board of directors, respectively. Due to vesting provisions of these awards, Post determined that 11,400 and 8,500 of these awards granted in fiscal 2018 and 2017, respectively, had subjective acceleration rights such that Post expensed the grant date fair value upon issuance and recognized $0.9 and $0.7 of related expense in the years ended September 30, 2018 and 2017, respectively. None of the awards granted in fiscal 2019 to non-management members of its board of directors had subjective acceleration rights and are being amortized over the terms of the awards. Expense allocated to Active Nutrition was $3.2, $1.6 and $1.0 for the years ended September 30, 2019, 2018 and 2017, respectively.
Cash Settled Restricted Stock Units
Information about Post’s cash settled restricted stock units is summarized in the following table.

	Cash Settled Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share
Nonvested at September 30, 2018	60,252	$53.13
Granted	—	—
Vested	(11,252)	60.51
Forfeited	—	—
Nonvested at September 30, 2019	49,000	51.43
At September 30, 2019, the 49,000 nonvested cash settled restricted stock units were valued at the greater of the closing price of Post’s common stock or the grant price of $51.43. Cash used by Post to settle restricted stock units was $1.1, $3.2 and $4.1 for the years ended September 30, 2019, 2018 and 2017, respectively. Expense allocated to Active Nutrition was $0.1, $0.2 and $0.5 for the years ended September 30, 2019, 2018 and 2017, respectively.
NOTE 12 — INFORMATION ABOUT GEOGRAPHIC AREAS AND MAJOR CUSTOMERS
The Company’s external revenues were primarily generated by sales within the U.S.; foreign sales were 14%, 15% and 16% of total fiscal 2019, 2018 and 2017 net sales, respectively. The largest concentration of foreign sales was within Europe, which accounted for 42%, 43%, and 44% of total foreign net sales in fiscal 2019, 2018 and 2017, respectively. Sales are attributed to individual countries based on the address to which the product is shipped.
As of September 30, 2019 and 2018, the majority of the Company’s tangible long-lived assets were located in Europe and had a net carrying value of $6.3 and $6.2, respectively, the remainder were located in the U.S.
Two customers individually accounted for more than 10% of total net sales in each of the years ended September 30, 2019, 2018 and 2017. One customer accounted for $323.5, $298.7 and $230.8, or 38%, 36% and 32%, of total net sales in the years ended September 30, 2019, 2018 and 2017, respectively. The other customer accounted for $273.8, $285.3 and $243.0, or 32%, 35% and 34%, of total net sales in the years ended September 30, 2019, 2018 and 2017, respectively.

NOTE 13 — SUMMARY QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Fiscal 2019
Net sales	$185.8	$216.5	$237.6	$214.5
Gross profit	65.6	79.0	90.5	76.7
Net earnings	25.1	31.0	40.3	26.7

Fiscal 2018
Net sales	$186.0	$205.2	$216.4	$219.9
Gross profit	63.4	64.4	76.2	73.7
Net earnings	23.1	18.1	28.5	26.4
NOTE 14 — SUBSEQUENT EVENTS
IPO and Formation Transactions
On October 21, 2019, BellRing closed the IPO of 39.4 million shares of its Class A common stock, $0.01 par value per share (the “Class A Common Stock”), which number of shares included the underwriters’ exercise in full of their option to purchase up to an additional 5.1 million shares of Class A Common Stock, at an offering price of $14.00 per share. The Company received net proceeds from the IPO of approximately $524.4, after deducting underwriting discounts and commissions, all of which were contributed to BellRing Brands, LLC, a Delaware limited liability company and subsidiary of BellRing (“BellRing Brands, LLC”), in exchange for 34.3 million BellRing Brands, LLC non-voting membership units (the “BellRing Brands, LLC units”). BellRing is a publicly-traded company whose Class A Common Stock is traded on the New York Stock Exchange under the ticker symbol “BRBR”.
As a result of the IPO and the formation transactions:

•	The entities comprising Active Nutrition are direct or indirect subsidiaries of BellRing Brands, LLC.

•
BellRing is a holding company, has no material assets other than BellRing’s ownership of BellRing Brands, LLC units and its indirect interests in the subsidiaries of BellRing Brands, LLC and has no independent means of generating revenue or cash flow.

•	The members of BellRing Brands, LLC are Post and BellRing.

•
BellRing Brands, LLC is treated as a partnership for U.S. federal income tax purposes immediately after BellRing’s purchase of BellRing Brands, LLC units in connection with the IPO and, as such, is itself generally not subject to U.S. federal income tax under current U.S. tax laws. Each member of BellRing Brands, LLC will be required to take into account for U.S. federal income tax purposes its distributive share of the items of income, gain, loss and deduction of BellRing Brands, LLC.

•
Post holds 97.5 million BellRing Brands, LLC units, equal to 71.2% of the economic interest in BellRing Brands, LLC and one share of BellRing Class B Common Stock, $0.01 par value per share (the “Class B Common Stock”), which, for so long as Post or its affiliates (other than BellRing and its subsidiaries) directly own more than 50% of the BellRing Brands, LLC units, will represent 67% of the combined voting power of the common stock of BellRing. Subject to the terms of the amended and restated limited liability company agreement of BellRing Brands, LLC, Post may redeem BellRing Brands, LLC units for, at BellRing Brands, LLC’s option (as determined by its Board of Managers), (i) shares of Class A Common Stock or (ii) cash (based on the market price of the shares of Class A Common Stock). The redemption of BellRing Brands, LLC units for shares of Class A Common Stock is at an initial redemption rate of one share of Class A Common Stock for one BellRing Brands, LLC unit, subject to customary redemption rate adjustments for stock splits, stock dividends and reclassifications. The share of Class B Common Stock is owned by Post and cannot be transferred except to affiliates of Post and its subsidiaries (other than BellRing and its subsidiaries). BellRing does not intend to list its Class B Common Stock on any stock exchange.

•
The public stockholders (i) own 39.4 million shares of Class A Common Stock, which, for so long as Post or its affiliates (other than BellRing) directly own more than 50% of the BellRing Brands, LLC units, represent 33% of the combined voting power of BellRing common stock and 100% of the economic interest in BellRing, and (ii) through BellRing’s ownership of BellRing Brands, LLC units, indirectly hold 28.8% of the economic interest in BellRing Brands, LLC.

•
BellRing and BellRing Brands, LLC will at all times maintain, subject to certain exceptions, a one-to-one ratio between the number of shares of Class A Common Stock issued by BellRing and the number of BellRing Brands, LLC units owned by BellRing.

•
BellRing holds the voting membership unit of BellRing Brands, LLC (which represents the power to appoint and remove the members of the Board of Managers of, and no economic interest in, BellRing Brands, LLC). BellRing has the right to appoint the members of the BellRing Brands, LLC Board of Managers, and therefore, controls BellRing Brands, LLC. The Board of Managers is responsible for the oversight of BellRing Brands, LLC’s operations and overall performance and strategy, while the management of the day-to-day operations of the business of BellRing Brands, LLC and the execution of business strategy are the responsibility of the officers and employees of BellRing Brands, LLC and its subsidiaries. Post, in its capacity as a member of BellRing Brands, LLC, does not have the power to appoint any members of the Board of Managers or voting rights with respect to BellRing Brands, LLC. Post controls BellRing through its ownership of the Class B Common Stock.

•
The financial results of BellRing Brands, LLC and its subsidiaries will be consolidated with BellRing, and 71.2% of the consolidated net earnings (loss) and net assets will be allocated to the noncontrolling interest to reflect the entitlement of Post to a portion of the consolidated net earnings (loss).

Assumption of Post Bridge Loan
On October 11, 2019, in connection with the IPO and the formation transactions, Post entered into a $1,225.0 Bridge Facility Agreement (the “Post Bridge Loan Facility”) and borrowed $1,225.0 under the Post Bridge Loan Facility (the “Post Bridge Loan”). Certain of Post’s domestic subsidiaries (other than BellRing but including BellRing Brands, LLC and its domestic subsidiaries) guaranteed the Post Bridge Loan. On October 21, 2019, BellRing Brands, LLC entered into a Borrower Assignment and Assumption Agreement with Post and the administrative agent, under which (i) BellRing Brands, LLC became the borrower under the Post Bridge Loan and assumed all interest of $2.2 thereunder, and Post and its subsidiary guarantors (which does not include BellRing Brands, LLC or its domestic subsidiaries) were released from all material obligations under the Post Bridge Loan, (ii) the domestic subsidiaries of BellRing Brands, LLC continued to guarantee the Post Bridge Loan, and (iii) BellRing Brands, LLC’s obligations under the Post Bridge Loan became secured by a first priority security interest in substantially all of the assets of BellRing Brands, LLC and in substantially all of the assets of its subsidiary guarantors. BellRing did not receive any of the proceeds of the Post Bridge Loan.
Credit Agreement
On October 21, 2019, BellRing Brands, LLC entered into a Credit Agreement (the “Credit Agreement”) by and among BellRing Brands, LLC, the institutions from time to time party thereto as lenders (the “Lenders”), Credit Suisse Loan Funding LLC, BofA Securities, Inc., Morgan Stanley Senior Funding, Inc., Barclays Bank PLC, Citibank, N.A., Goldman Sachs Bank USA and JPMorgan Chase Bank, N.A., as joint lead arrangers and joint bookrunners, and BMO Capital Markets Corp., Coöperatieve Rabobank U.A., New York Branch, Nomura Securities International, Inc., Suntrust Robinson Humphrey, Inc., UBS Securities LLC and Wells Fargo Securities, LLC, as co-managers, and Credit Suisse AG, Cayman Islands Branch, as administrative agent for the Lenders (in such capacity, the “Agent”).
The Credit Agreement provides for a term B loan facility in an aggregate principal amount of $700.0 (the “Term B Facility”) and a revolving credit facility in an aggregate principal amount of $200.0 (the “Revolving Credit Facility”), with the commitments under the Revolving Credit Facility to be made available to BellRing Brands, LLC in U.S. Dollars, Euros and Pounds Sterling. Letters of credit are available under the Credit Agreement in an aggregate amount of up to $20.0. The outstanding amounts under the Revolving Credit Facility and Term B Facility must be repaid on or before October 21, 2024.
On October 21, 2019, BellRing Brands, LLC borrowed the full amount under the Term B Facility and $100.0 under the Revolving Credit Facility and used the proceeds, together with the net proceeds of the IPO that were contributed to it by BellRing, (i) to repay in full the balance of the Post Bridge Loan and all interest thereunder and related costs and expenses, (ii) to pay directly, or reimburse Post for, as applicable, all fees and expenses incurred by BellRing, BellRing Brands, LLC or Post in connection with the IPO and the formation transactions, (iii) to reimburse Post for the amount of cash on BellRing Brands, LLC’s balance sheet immediately prior to the completion of the IPO and (iv) to the extent there were any remaining proceeds, for general corporate and working capital purposes. On October 31, 2019, BellRing Brands, LLC repaid $40.0 of outstanding borrowings under the Revolving Credit Facility, increasing the available borrowing capacity under the Revolving Credit Facility to $140.0.
In connection with the Term B Facility and Revolving Credit Facility, BellRing Brands, LLC incurred issuance costs of $0.7 during the year ended September 30, 2019, which were deferred and will be amortized to interest over the term of the loans.
Borrowings under the Term B Facility bear interest, at the option of BellRing Brands, LLC, at an annual rate equal to either (a) the Eurodollar Rate or (b) the Base Rate (as such capitalized terms are defined in the Credit Agreement) determined by reference to the highest of (i) the Prime Rate (as defined in the Credit Agreement), (ii) the Federal Funds Effective Rate (as defined in the Credit Agreement) plus 0.50% per annum and (iii) the one-month Eurodollar Rate plus 1.00% per annum, in each case plus an applicable margin of 5.00% for Eurodollar Rate-based loans and 4.00% for Base Rate-based loans. The Term B Facility requires scheduled amortization payments of $8.75, payable quarterly (commencing on March 31, 2020), with the balance to be paid at maturity on October 21, 2024. The Term B Facility contains customary mandatory prepayment provisions, including provisions for mandatory prepayment (a) from the net cash proceeds of certain asset sales and (b) beginning with the fiscal year ending September 30, 2020, of 75% of Consolidated Excess Cash Flow (as defined in the Credit Agreement) (which percentage will be reduced to 50% if the secured net leverage ratio (as defined in the Credit Agreement) is below a specified level as of a fiscal year end). The Term B Facility may be optionally prepaid at 101% of the principal amount prepaid at any time during the first 12 months following the closing of the Term B Facility, and without premium or penalty thereafter.
Borrowings under the Revolving Credit Facility bear interest, at the option of BellRing Brands, LLC, at an annual rate equal to either the Eurodollar Rate or the Base Rate (determined as described above) plus a margin, which initially will be 4.25% for Eurodollar Rate-based loans and 3.25% for Base Rate-based loans, and thereafter, will be determined by reference to the secured net leverage ratio, with the applicable margin for Eurodollar Rate-based loans and Base Rate-based loans being (i) 4.25% and 3.25%, respectively, if the secured net leverage ratio is greater than or equal to 3.50:1:00, (ii) 4.00% and 3.00%, respectively, if the secured net leverage ratio is less than 3.50:1:00 and greater than or equal to 2.50:1.00 or (iii) 3.75% and 2.75%, respectively, if the secured net leverage ratio is less than 2.50:1:00. Facility fees on the daily unused amount of commitments under the Revolving Credit Facility will initially accrue at the rate of 0.50%, and thereafter, depending on BellRing Brands, LLC’s secured net leverage ratio, will accrue at rates ranging from 0.25% to 0.50%.
The Credit Agreement provides for potential incremental revolving and term facilities at the request of BellRing Brands, LLC and at the discretion of the Lenders or other persons providing such incremental facilities, in each case on terms to be determined, and also permits BellRing Brands, LLC to incur other secured or unsecured debt, in all cases subject to conditions and limitations on the amount as specified in the Credit Agreement.
The Credit Agreement contains customary affirmative and negative covenants for agreements of this type, including: delivery of financial and other information; compliance with laws; maintenance of property, existence, insurance and books and records; maintenance of public ratings; inspection rights; obligation to provide collateral and guarantees by certain new subsidiaries; delivery of environmental reports; participation in an annual meeting with the Agent and the Lenders; further assurances; and limitations with respect to indebtedness, liens, fundamental changes, restrictive agreements, use of proceeds, amendments of organization documents, prepayments and amendments of certain indebtedness, dispositions of assets, acquisitions and other investments, sale leaseback transactions, changes in the nature of business, transactions with affiliates and dividends and redemptions or repurchases of stock.
The Credit Agreement also contains a financial covenant requiring BellRing Brands, LLC to maintain a total net leverage ratio (as defined in the Credit Agreement) not to exceed 6.00 to 1.00, measured as of the last day of each fiscal quarter, beginning with the quarter ending March 31, 2020.
The Credit Agreement provides for customary events of default, including material breach of representations and warranties, failure to make required payments, failure to comply with certain agreements or covenants, failure to pay or default under certain other material indebtedness, certain events of bankruptcy and insolvency, inability to pay debts, the occurrence of one or more unstayed or undischarged judgments in excess of $65.0, attachments issued against all or any material part of BellRing Brands, LLC’s property, certain events under the Employee Retirement Income Security Act of 1974, a change in control, the invalidity of any loan document and the failure of the collateral documents to create a valid and perfected first priority lien. Upon the occurrence and during the continuance of an event of default, the maturity of the loans under the Credit Agreement may accelerate and the Agent and Lenders under the Credit Agreement may exercise other rights and remedies available at law or under the loan documents, including with respect to the collateral and guarantees of BellRing Brands, LLC’s obligations under the Credit Agreement.
BellRing Brands, LLC’s obligations under the Credit Agreement are unconditionally guaranteed by its existing and subsequently acquired or organized direct and indirect domestic subsidiaries (other than immaterial domestic subsidiaries and certain excluded subsidiaries) and are secured by security interests in substantially all of BellRing Brands, LLC’s assets and the assets of its subsidiary guarantors, but excluding, in each case, real property.
Tax Receivable Agreement
BellRing entered into a tax receivable agreement with Post and BellRing Brands, LLC that provides for the payment by BellRing or one of its subsidiaries to Post (or certain of its transferees or other assignees) of 85% of the amount of cash savings, if any, in U.S. federal income tax, as well as state and local income tax and franchise tax (using an assumed tax rate) and foreign tax that BellRing realizes (or, in some circumstances, is deemed to realize) as a result of (a) the increase in the tax basis of assets of BellRing Brands, LLC attributable to (i) the redemption of Post’s (or certain transferees’ or assignees’) BellRing Brands, LLC units for shares of Class A Common Stock or cash, (ii) deemed sales by Post (or certain of its transferees or assignees) of BellRing Brands, LLC units or assets to BellRing or BellRing Brands, LLC, (iii) certain actual or deemed distributions from BellRing Brands, LLC to Post (or certain transferees or assignees) and (iv) certain formation transactions, (b) disproportionate allocations of tax benefits to BellRing as a result of Section 704(c) of the Internal Revenue Code and (c) certain tax benefits (e.g., imputed interest, basis adjustments, etc.) attributable to payments under the tax receivable agreement. Related to the tax receivable agreement, BellRing expects to record amounts payable to Post of $12.9 at October 21, 2019.
Master Services Agreement
Prior to the IPO, Active Nutrition used certain functions and services performed by Post. These functions and services included legal, finance, internal audit, treasury, information technology support, insurance and tax matters, including assistance with certain public company reporting obligations; the use of office and/or data center space; payroll processing services; and tax compliance services. After the completion of the IPO, Post continues to provide these services and other services, to BellRing under a master services agreement. In addition to charges for these services, BellRing also incurs certain pass-through charges from Post, primarily relating to stock-based compensation for BellRing employees participating in Post’s stock-based compensation plans (see Note 11).

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the Executive Chairman, Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the Company, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Executive Chairman, CEO and CFO concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective to provide reasonable assurance of achieving the desired control objectives.
Management's Report on Internal Control Over Financial Reporting
This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of SEC for newly public companies.
Changes in Internal Control Over Financial Reporting
We evaluated the changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2019 and concluded that no activity has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information under the headings “Election of Directors,” “Corporate Governance - Board Meetings and Committees,” “Corporate Governance - Nomination Process for Election of Directors,” and “Security Ownership of Certain Stockholders - Delinquent Section 16(a)( Reports” in our Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the year ended September 30, 2019 is hereby incorporated by reference.
Information regarding executive officers of the Company is included in the “Information about our Executive Officers” section under “Business” in Item 1 of this report.
The Company has adopted a code of ethics, our Code of Conduct, applicable to our directors, officers and employees, which sets forth the Company’s expectations for the conduct of business by our directors, officers and employees. The Code of Conduct is available on the Company’s website at www.bellring.com. In the event the Company modifies this document or waivers of compliance are granted to executive officers or directors, the Company will post such modifications or waivers on its website or in a report on Form 8-K.
ITEM 11.    EXECUTIVE COMPENSATION
The information under the headings “Compensation of Officers and Directors,” “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the year ended September 30, 2019 is hereby incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information under the headings “Security Ownership of Certain Stockholders,” and “Compensation of Officers and Directors - Equity Compensation Plan Information” in our Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the year ended September 30, 2019 is hereby incorporated by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information under the headings “Certain Relationships and Related Transactions” and “Corporate Governance - Director Independence and Role of the Independent Lead Director” in our Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the year ended September 30, 2019 is hereby incorporated by reference.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm” in our Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the year ended September 30, 2019 is hereby incorporated by reference.
PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
Documents filed as a part of this report:

1.	Financial Statements. The following are filed as a part of this document under Item 8.
BellRing Brands, Inc:

•	Report of Independent Registered Public Accounting Firm

•	Balance Sheet as of September 30, 2019

•	Notes to Balance Sheet
Active Nutrition:

•	Report of Independent Registered Public Accounting Firm

•	Combined Statements of Operations and Comprehensive Income for the years ended September 30, 2019, 2018 and 2017

•	Combined Balance Sheets as of September 30, 2019 and 2018

•	Combined Statements of Cash Flows for the years ended September 30, 2019, 2018 and 2017

•	Combined Statements of Parent Company Equity for the years ended September 30, 2019, 2018 and 2017

•	Notes to Combined Financial Statements
2.     Financial Statement Schedules. None. Schedules not included have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
3.     Exhibits. See the Exhibit Index that appears at the end of this document and which is incorporated herein.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of BellRing Brands, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on October 21, 2019)
3.2	Amended and Restated Bylaws of BellRing Brands, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on October 21, 2019)
4.1	Form of Class A Common Stock Certificate of BellRing Brands, Inc. (Incorporated by reference to Exhibit 4.1 to the Company’s Form S-1 filed on September 20, 2019)
4.2	Description of the Company’s Registered Securities
10.1
Master Transaction Agreement, dated October 7, 2019, by and among Post Holdings, Inc., BellRing Brands, Inc. and BellRing Brands, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Form S-1/A filed on October 11, 2019)

10.2
Employee Matters Agreement, dated October 21, 2019, by and among BellRing Brands, Inc., BellRing Brands, LLC and Post Holdings, Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on October 21, 2019)

10.3	Investor Rights Agreement, dated October 21, 2019, between BellRing Brands, Inc. and Post Holdings, Inc. (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on October 21, 2019)
10.4
Amended and Restated Limited Liability Company Agreement of BellRing Brands, LLC, dated October 21, 2019, by and among BellRing Brands, LLC, BellRing Brands, Inc. and Post Holdings, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 21, 2019)

10.5
Tax Matters Agreement, dated October 21, 2019, by and among BellRing Brands, Inc., BellRing Brands, LLC and Post Holdings, Inc. (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on October 21, 2019)

10.6
Tax Receivable Agreement, dated October 21, 2019, by and among BellRing Brands, Inc., BellRing Brands, LLC and Post Holdings, Inc. (Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on October 21, 2019)

10.7
Master Services Agreement, dated October 21, 2019, by and among BellRing Brands, Inc., BellRing Brands, LLC and Post Holdings, Inc. (Incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed on October 21, 2019)

†10.8	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K filed on October 21, 2019)
†10.9	BellRing Brands, Inc. 2019 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.9 to the Company’s Form S-1/A filed on October 7, 2019)
10.10
Credit Agreement, dated as of October 21, 2019, by and among BellRing Brands, LLC, the institutions from time to time party thereto as lenders, Credit Suisse Loan Funding LLC, BofA Securities, Inc., Morgan Stanley Senior Funding, Inc., Barclays Bank PLC, Citibank, N.A., Goldman Sachs Bank USA and JPMorgan Chase Bank, N.A., as joint lead arrangers and joint bookrunners, and BMO Capital Markets Corp., Coöperatieve Rabobank U.A., New York Branch, Nomura Securities International, Inc., Suntrust Robinson Humphrey, Inc.,UBS Securities LLC and Wells Fargo Securities, LLC, as co-managers, and Credit Suisse AG, Cayman Islands Branch, as administrative agent (Incorporated by reference to Exhibit 10.9 to the Company’s Form 8-K filed on October 21, 2019)

10.11
Bridge Facility Agreement, dated as of October 11, 2019, by and among Post Holdings, Inc., Morgan Stanley Senior Funding, Inc., as Administrative Agent and other lenders from time to time party thereto (Incorporated by reference to Exhibit 10.10 to the Company’s Form S-1/A filed on October 11, 2019)

10.12
Guarantee and Collateral Agreement, dated as of October 11, 2019, by and among Post Holdings, Inc., certain of its subsidiaries and Morgan Stanley Senior Funding, Inc., as Administrative Agent (Incorporated by reference to Exhibit 10.11 to the Company’s Form S-1/A filed on October 11, 2019)

10.13	Borrower Assignment and Assumption Agreement, dated as of October 21, 2019, by and among Post Holdings, Inc., BellRing Brands, LLC and Morgan Stanley Senior Funding, Inc., as administrative agent
‡10.14
Stremick Heritage Foods, LLC and Premier Nutrition Corporation Manufacturing Agreement, dated as of July 1, 2017, as amended June 11, 2018, October 1, 2018 and July 3, 2019 (Incorporated by reference to Exhibit 10.12 to the Company’s Form S-1 filed on September 20, 2019)

21.1	Subsidiaries of BellRing Brands, Inc.
23.1	Consent of PricewaterhouseCoopers LLP
23.2	Consent of PricewaterhouseCoopers LLP

Exhibit No.	Description
24.1	Power of Attorney (Included under Signatures)
31.1	Certification of Robert V. Vitale pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 22, 2019
31.2	Certification of Darcy H. Davenport pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 22, 2019
31.3	Certification of Paul A. Rode pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 22, 2019
32.1	Certification of Robert V. Vitale, Darcy H. Davenport and Paul A. Rode, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 22, 2019

†	These exhibits constitute management contracts, compensatory plans and arrangements.
‡	Certain portions of this document that constitute confidential information have been redacted in accordance with Regulation S-K, Item 601(b)(10).

ITEM 16.	FORM 10-K SUMMARY
None.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, BellRing Brands, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BELLRING BRANDS, INC.

By:	/s/ Darcy H. Davenport
Darcy H. Davenport
President and Chief Executive Officer
November 22, 2019
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Paul A. Rode and Craig L. Rosenthal, and each of them, his or her true and lawful attorney-in-fact and agent, with full power of substitution and resolution, for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert V. Vitale	Executive Chairman of the Board of Directors (Co-Principal Executive Officer)	November 22, 2019
Robert V. Vitale

/s/ Darcy H. Davenport	President and Chief Executive Officer and Director (Co-Principal Executive Officer)	November 22, 2019
Darcy H. Davenport

/s/ Paul A. Rode	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	November 22, 2019
Paul A. Rode

/s/ Thomas P. Erickson	Director	November 22, 2019
Thomas P. Erickson

/s/ Jennifer Kuperman Johnson	Director	November 22, 2019
Jennifer Kuperman Johnson

/s/ Elliot H. Stein, Jr.	Director	November 22, 2019
Elliot H. Stein, Jr.