Form 10-Q
period 2019-12-31
BELLRING BRANDS, INC.
filed 2020-02-07
CIK 1772016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________
FORM 10-Q
__________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2019
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission File Number: 1-39093
BellRing Brands, Inc.
(Exact name of registrant as specified in its charter)

Delaware	83-4096323
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2503 S. Hanley Road
St. Louis, Missouri 63144
(Address of principal executive offices) (Zip Code)
(314) 644-7600
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.01 par value	BRBR	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Class A Common Stock, $0.01 Par Value – 39,428,571 shares as of February 3, 2020

BELLRING BRANDS, INC.
QUARTERLY REPORT ON FORM 10-Q

i

PART I.     FINANCIAL INFORMATION.
ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED).

BELLRING BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except per share data)

	Three Months Ended December 31,
	2019	2018
Net Sales	$244.0	$185.8
Cost of goods sold	152.7	120.2
Gross Profit	91.3	65.6
Selling, general and administrative expenses	36.5	27.2
Amortization of intangible assets	5.5	5.5
Operating Profit	49.3	32.9
Interest expense, net	11.6	—
Earnings before Income Taxes	37.7	32.9
Income tax expense	5.9	7.8
Net Earnings Including Redeemable Noncontrolling Interest	31.8	25.1
Less: Net earnings attributable to redeemable noncontrolling interest	25.8	25.1
Net Earnings Available to Class A Common Stockholders	$6.0	$—

Earnings per share of Class A Common Stock:
Basic	$0.15	$—
Diluted	$0.15	$—

Weighted-Average shares of Class A Common Stock Outstanding:
Basic	39.4	—
Diluted	39.4	—

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

BELLRING BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in millions)

	Three Months Ended December 31,
	2019	2018
Net Earnings Including Redeemable Noncontrolling Interest	$31.8	$25.1
Hedging adjustments:
Unrealized net gain on derivatives	0.6	—
Unrealized foreign currency translation adjustments	0.5	(0.3)
Total Other Comprehensive Income (Loss) Including Redeemable Noncontrolling Interest	1.1	(0.3)
Less: Comprehensive income attributable to redeemable noncontrolling interest	26.3	24.8
Total Comprehensive Income Available to Class A Common Stockholders	$6.6	$—

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

BELLRING BRANDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions)

	December 31, 2019	September 30, 2019
ASSETS
Current Assets
Cash and cash equivalents	$29.9	$5.5
Receivables, net	94.0	68.4
Inventories	150.2	138.2
Prepaid expenses and other current assets	14.0	7.4
Total Current Assets	288.1	219.5
Property, net	10.6	11.7
Goodwill	65.9	65.9
Intangible assets, net	291.0	296.5
Other assets	15.3	0.9
Total Assets	$670.9	$594.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$35.0	$—
Accounts payable	46.5	61.7
Other current liabilities	25.9	31.0
Total Current Liabilities	107.4	92.7
Long-term debt	723.8	—
Deferred income taxes	17.2	14.1
Other liabilities	25.5	1.3
Total Liabilities	873.9	108.1
Redeemable noncontrolling interest	2,075.2	—
Stockholders’ Equity
Preferred stock	—	—
Common stock	0.4	—
Additional paid-in capital	0.3	—
Accumulated deficit	(2,276.9)	—
Net investment of Post Holdings, Inc.	—	489.0
Accumulated other comprehensive loss	(2.0)	(2.6)
Total Stockholders’ Equity	(2,278.2)	486.4
Total Liabilities and Stockholders’ Equity	$670.9	$594.5

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

BELLRING BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Three Months Ended December 31,
	2019	2018
Cash Flows from Operating Activities
Net earnings including redeemable noncontrolling interest	$31.8	$25.1
Adjustments to reconcile net earnings including redeemable noncontrolling interest to net cash flow (used in) provided by operating activities:
Depreciation and amortization	6.4	6.4
Non-cash stock-based compensation expense	0.3	—
Deferred income taxes	0.2	1.7
Other, net	1.1	2.6
Other changes in operating assets and liabilities:
(Increase) decrease in receivables	(25.3)	9.8
Increase in inventories	(11.8)	(18.3)
Increase in prepaid expenses and other current assets	(5.8)	(0.1)
Decrease in other assets	0.8	0.1
Decrease in accounts payable and other current liabilities	(22.5)	(21.7)
(Decrease) increase in non-current liabilities	(0.1)	0.3
Net Cash (Used in) Provided by Operating Activities	(24.9)	5.9

Cash Flows from Investing Activities
Additions to property	(0.7)	(1.0)
Net Cash Used in Investing Activities	(0.7)	(1.0)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	806.0	—
Proceeds from issuance of common stock, net of issuance costs	524.4	—
Repayments of long-term debt	(1,265.0)	—
Payments of debt issuance costs and deferred financing fees	(9.6)	—
Distributions to Post Holdings, Inc., net	(5.9)	(6.4)
Net Cash Provided by (Used in) Financing Activities	49.9	(6.4)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	0.1	(0.2)
Net Increase (Decrease) in Cash and Cash Equivalents	24.4	(1.7)
Cash and Cash Equivalents, Beginning of Year	5.5	10.9
Cash and Cash Equivalents, End of Period	$29.9	$9.2

 See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

BELLRING BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(in millions)

	As Of and For The Three Months Ended December 31,
	2019	2018
Preferred Stock
Beginning and end of period	$—	$—
Common Stock
Beginning of period	—	—
Issuance of common stock	0.4	—
End of period	0.4	—
Additional Paid-in Capital
Beginning of period	—	—
Non-cash stock-based compensation expense	0.3	—
End of period	0.3	—
Accumulated Deficit
Beginning of period	—	—
Net earnings available to Class A Common Stockholders	6.0	—
Issuance of common stock	(0.4)	—
Initial public offering	(2,117.1)	—
Reclassification of net investment of Post Holdings, Inc.	524.4	—
Redemption value adjustment to redeemable noncontrolling interest	(689.8)	—
End of period	(2,276.9)	—
Net Investment of Post
Beginning of period	489.0	453.1
Net earnings attributable to Post Holdings, Inc.	5.5	25.1
Initial public offering	29.9	—
Reclassification of net investment of Post Holdings, Inc.	(524.4)	—
Net decrease in net investment of Post Holdings, Inc.	—	(4.0)
End of period	—	474.2
Accumulated Other Comprehensive Loss
Hedging Adjustments, net of tax
Beginning of period	—	—
Net change in hedges, net of tax	0.2	—
End of period	0.2	—
Foreign Currency Translation Adjustments
Beginning of period	(2.6)	(1.4)
Foreign currency translation adjustments	0.4	(0.3)
End of period	(2.2)	(1.7)
Total Stockholders’ Equity	$(2,278.2)	$472.5

 See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

BELLRING BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
($ in millions, except per share information)
NOTE 1 — BACKGROUND AND BASIS OF PRESENTATION
Background
BellRing Brands, Inc. (along with its consolidated subsidiaries, “BellRing” or “the Company”) is a consumer products holding company operating in the global convenient nutrition category and is a provider of ready-to-drink (“RTD”) protein shakes, other RTD beverages, powders, nutrition bars and nutritional supplements. The Company’s primary brands are Premier Protein, Dymatize and PowerBar.
On October 21, 2019, BellRing Brands Inc. (“BellRing Inc.”) closed its initial public offering (the “IPO”) of 39.4 million shares of its Class A common stock, $0.01 par value per share (the “Class A Common Stock”), which number of shares included the underwriters’ exercise in full of their option to purchase up to an additional 5.1 million shares of Class A Common Stock. The IPO was completed at an offering price of $14.00 per share and BellRing Inc. received net proceeds from the IPO of approximately $524.4, after deducting underwriting discounts and commissions, all of which were contributed to BellRing Brands, LLC, a Delaware limited liability company and subsidiary of BellRing Inc. (“BellRing LLC”), in exchange for 39.4 million BellRing LLC non-voting membership units (the “BellRing LLC units”).
As a result of the IPO and certain other transactions completed in connection with the IPO (the “formation transactions”):

•
BellRing LLC became the holder of the active nutrition business of Post Holdings, Inc. (“Post”), which until the completion of the IPO, had been comprised of Premier Nutrition Company, LLC (as successor to Premier Nutrition Corporation, “Premier Nutrition”), Dymatize Enterprises, LLC (“Dymatize”), Supreme Protein, LLC, the PowerBar brand and Active Nutrition International GmbH (“Active Nutrition International”).

•
BellRing Inc. as a holding company, has no material assets other than its ownership of BellRing LLC units and its indirect interests in the subsidiaries of BellRing LLC and has no independent means of generating revenue or cash flow.

•	The members of BellRing LLC are Post and BellRing Inc.

•
Post holds 97.5 million BellRing LLC units, equal to 71.2% of the economic interest in BellRing LLC, and one share of Class B common stock of BellRing Inc., $0.01 par value per share (the “Class B Common Stock”), which, for so long as Post or its affiliates (other than the Company) directly own more than 50% of the BellRing LLC units, will represent 67% of the combined voting power of the common stock of BellRing Inc. The Class B Common Stock has no dividend or other economic rights. Subject to the terms of the amended and restated limited liability company agreement of BellRing LLC, Post may redeem BellRing LLC units for, at BellRing LLC’s option (as determined by its Board of Managers), (i) shares of Class A Common Stock or (ii) cash (based on the market price of the shares of Class A Common Stock). The redemption of BellRing LLC units for shares of Class A Common Stock will be at an initial redemption rate of one share of Class A Common Stock for one BellRing LLC unit, subject to customary redemption rate adjustments for stock splits, stock dividends and reclassifications. The share of Class B Common Stock is owned by Post and cannot be transferred except to affiliates of Post and its subsidiaries (other than the Company). BellRing Inc. does not intend to list its Class B Common Stock on any stock exchange.

•
The public stockholders of BellRing Inc. (i) own 39.4 million shares of Class A Common Stock, which, for so long as Post or its affiliates (other than the Company) directly own more than 50% of the BellRing LLC units, represent 33% of the combined voting power of BellRing Inc. common stock and 100% of the economic interest in BellRing Inc., and (ii) through BellRing Inc.’s ownership of BellRing LLC units, indirectly hold 28.8% of the economic interest in BellRing LLC.

•
BellRing Inc. and BellRing LLC will at all times maintain, subject to certain exceptions, a one-to-one ratio between the number of shares of Class A Common Stock issued by BellRing Inc. and the number of BellRing LLC units owned by BellRing Inc.

•
BellRing Inc. holds the voting membership unit of BellRing LLC (which represents the power to appoint and remove the members of the Board of Managers of, and no economic interest in, BellRing LLC). BellRing Inc. has the right to appoint the members of the BellRing LLC Board of Managers, and therefore, controls BellRing LLC. The Board of Managers is responsible for the oversight of BellRing LLC’s operations and overall performance and strategy, while the management of the day-to-day operations of the business of BellRing LLC and the execution of business strategy are the responsibility of the officers and employees of BellRing LLC and its subsidiaries. Post, in its capacity as a member of BellRing LLC, does not have the power to appoint any members of the Board of Managers or voting rights with respect to BellRing LLC. Post controls BellRing Inc. through its ownership of the share of Class B Common Stock.

•
The financial results of BellRing LLC and its subsidiaries are consolidated with BellRing Inc., and effective as of October 21, 2019, 71.2% of the consolidated net earnings of BellRing LLC are allocated to the redeemable noncontrolling interest (“NCI”) to reflect the entitlement of Post to a portion of the consolidated net earnings. Prior to October 21, 2019, 100% of the consolidated net earnings of BellRing LLC were allocated to the NCI.

Basis of Presentation
These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), under the rules and regulations of the United States Securities and Exchange Commission (the “SEC”), and on a basis substantially consistent with the audited combined financial statements of the Company as of and for the year ended September 30, 2019. These unaudited condensed consolidated financial statements should be read in conjunction with such audited combined financial statements, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019, filed with the SEC on November 22, 2019.
These unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments and accruals) that management considers necessary for a fair statement of the Company’s results of operations, comprehensive income, financial position, cash flows and stockholders’ equity for the interim periods presented. Interim results are not necessarily indicative of the results for any other interim period or for the entire fiscal year.
For the period prior to the IPO, these unaudited condensed consolidated financial statements present the combined results of operations, comprehensive income, financial position, cash flows and stockholders’ equity of the active nutrition business of Post. All intercompany balances and transactions have been eliminated. Transactions between the Company and Post are included in these financial statements. See Note 4 for further information on transactions with Post.
For the period prior to the IPO, these unaudited condensed consolidated financial statements included allocations of certain Post corporate expenses. These allocated expenses related to various services that were provided to the Company by Post, including, but not limited to, cash management and other treasury services, administrative services (such as tax, employee benefit administration, risk management, internal audit, accounting and human resources) and stock-based compensation plan administration. See Note 4 for further information on services that Post continues to provide to the Company.
For the three months ended December 31, 2019, $25.8 of the consolidated net earnings of BellRing LLC were allocated to the NCI, of which $5.5 reflects the entitlement of Post to 100% of the consolidated net earnings of BellRing LLC prior to the IPO and $20.3 reflects the entitlement of Post to 71.2% of the consolidated net earnings of BellRing LLC subsequent to the IPO. For the three months ended December 31, 2018, $25.1 of the consolidated net earnings of BellRing LLC were allocated to the NCI to reflect the entitlement of Post to 100% of the consolidated net earnings of BellRing LLC prior to the IPO.
NOTE 2 — RECENTLY ISSUED AND ADOPTED ACCOUNTING STANDARDS
The Company has considered all new accounting pronouncements and has concluded there are no new pronouncements (other than the ones described below) that had or will have a material impact on the Company’s results of operations, comprehensive income, financial condition, cash flows, stockholders’ equity or disclosures based on current information.
In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842).” This ASU requires a company to recognize right-of-use (“ROU”) assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for lessees, lessors and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842): Targeted Improvements.” This ASU provides an additional transition method by allowing entities to initially apply the new lease standard at the date of adoption with a cumulative effect adjustment to the opening balances of retained earnings in the period of adoption. This ASU also gives lessors the option of electing, as a practical expedient by class of underlying asset, not to separate the lease and non-lease components of a contract when those lease contracts meet certain criteria.
The Company adopted these ASUs on October 1, 2019, and utilized the cumulative effect adjustment approach. At adoption, the Company recognized ROU assets and lease liabilities of $14.8 and $16.0, respectively, on the condensed consolidated balance sheet at October 1, 2019. The new standard did not materially impact the statements of operations or cash flows. In addition, the Company provides expanded disclosures related to its leasing arrangements in accordance with theses ASUs. For additional information, refer to Note 12.

NOTE 3 — REVENUE
The following table presents net sales by product for the three months ended December 31, 2019 and 2018.

	Three Months Ended December 31,
	2019	2018
Shakes and other beverages	$199.8	$135.9
Powders	29.0	32.4
Nutrition bars	13.9	16.1
Other	1.3	1.4
Net Sales	$244.0	$185.8

NOTE 4 — RELATED PARTY TRANSACTIONS
Prior to the IPO, the Company used certain functions and services performed by Post. These functions and services included legal, finance, internal audit, treasury, information technology support, insurance and tax matters, including assistance with certain public company reporting obligations; the use of office and/or data center space; payroll processing services; and tax compliance services. Costs for these functions and services performed by Post were allocated to the Company based on a reasonable activity base (including specific costs, revenue, net assets and headcount, or a combination of such items) or another reasonable method. Allocated costs were $2.3, including $1.2 of costs related to the separation from Post, for the three months ended December 31, 2018 and were included in “Selling, general and administrative expenses” in the Condensed Consolidated Statement of Operations. Costs related to the separation from Post were $1.5 for the three months ended December 31, 2019.
After the completion of the IPO, Post continues to provide these services and other services to the Company under a master services agreement (“MSA”). In addition to charges for these services, the Company also incurs certain pass-through charges from Post, primarily relating to stock-based compensation for employees participating in Post’s stock-based compensation plans. MSA fees and stock-based compensation expense related to Post’s stock-based compensation plan for the three months ended December 31, 2019 were $0.5 and $1.1, respectively, and were reported in “Selling, general and administrative expenses” in the Condensed Consolidated Statement of Operations.
The Company sells certain products to Post and its subsidiaries. For the period prior to the IPO, the amounts related to these transactions were included in the accompanying financial statements based upon transfer prices in effect at the time of the individual transactions. For the period subsequent to the IPO, these transactions were based upon pricing governed by agreements between the Company and Post and its subsidiaries. These transactions were consistent with prices of similar arm's-length transactions during both periods. During each of the three months ended December 31, 2019 and 2018, net sales to, purchases from and royalties paid to Post and its subsidiaries were immaterial.
In connection with the IPO, the Company entered into a series of agreements with Post which are intended to govern the ongoing relationship between the Company and Post. These agreements included an amended and restated limited liability company agreement, an employee matters agreement, an investor rights agreement, a tax matters agreement, a tax receivable agreement and the MSA, among others. Under certain of these agreements, the Company will incur expenses payable to Post in connection with certain administrative services provided for varying lengths of time. The Company had receivables and payables with Post of $0.1 and $2.3, respectively, at December 31, 2019, related to MSA fees and pass-through charges owed by the Company to Post, as well as related party sales and purchases. The receivables and payables were included in “Receivables, net” and “Accounts payable,” respectively, on the Condensed Consolidated Balance Sheet.
Based on the provisions of the tax receivable agreement, BellRing Inc. must pay to Post (or certain of its transferees or other assignees) 85% of the amount of cash savings, if any, in U.S. federal income tax, as well as state and local income tax and franchise tax (using an assumed tax rate) and foreign tax that BellRing Inc. realizes (or, in some circumstances, is deemed to realize) as a result of (a) the increase in the tax basis of assets of BellRing LLC attributable to (i) the redemption of Post’s (or certain transferees’ or assignees’) BellRing LLC units for shares of Class A Common Stock or cash, (ii) deemed sales by Post (or certain of its transferees or assignees) of BellRing LLC units or assets to BellRing Inc., (iii) certain actual or deemed distributions from BellRing LLC to Post (or certain transferees or assignees) and (iv) certain formation transactions, (b) disproportionate allocations of tax benefits to BellRing Inc. as a result of Section 704(c) of the Internal Revenue Code and (c) certain tax benefits (e.g., imputed interest, basis adjustments, etc.) attributable to payments under the tax receivable agreement. Amounts payable to Post related to the tax receivable agreement were $12.9 at December 31, 2019, and were recorded as an increase to “Other liabilities” and an increase to “Accumulated deficit” on the Condensed Consolidated Balance Sheet.

NOTE 5 — REDEEMABLE NONCONTROLLING INTEREST
Post holds 97.5 million BellRing LLC units, equal to 71.2% of the economic interest in BellRing LLC, and may redeem BellRing LLC units for, at BellRing LLC’s option (as determined by its Board of Managers), (i) one share of Class A Common Stock or (ii) cash (based on the market price of the shares of Class A Common Stock). The redemption of BellRing LLC units for shares of Class A Common Stock will be at an initial redemption rate of one share of Class A Common Stock for one BellRing LLC unit, subject to customary redemption rate adjustments for stock splits, stock dividends and reclassifications.
Post’s ownership of BellRing LLC units represents an NCI to the Company, which is classified outside of permanent stockholders’ equity as the BellRing LLC units are redeemable at the option of Post, through Post’s ownership of the Company’s Class B Common Stock (see Note 1). The carrying amount of the NCI is the greater of: (i) the initial carrying amount, increased or decreased for the NCI’s share of net income or loss, other comprehensive income or loss and distributions or dividends or (ii) the redemption value. As of December 31, 2019, the carrying amount of the NCI was recorded at its redemption value of $2,075.2.
As of December 31, 2019, BellRing Inc. owned 28.8% of the outstanding BellRing LLC units. The financial results of BellRing LLC and its subsidiaries were consolidated with BellRing Inc., and 71.2% of the consolidated net earnings were allocated to the NCI to reflect the entitlement of Post to a portion of the consolidated net earnings.
The following table summarizes the changes to the Company’s NCI for the period beginning October 21, 2019, the effective date of the IPO, and ending December 31, 2019 (see Note 1).

Beginning of period	$—
Net earnings attributable to NCI after IPO	20.3
Net change in hedges, net of tax	0.4
Foreign currency translation adjustments	0.1
Impact of IPO	1,364.6
Redemption value adjustment to NCI	689.8
End of period	$2,075.2

The following table summarizes the effects of changes in ownership in BellRing LLC on BellRing Inc.’s equity for the period beginning October 21, 2019, the effective date of the IPO, and ending December 31, 2019 (see Note 1).

Net earnings available to Class A Common Stockholders	$6.0
Transfers to NCI:
Impact of IPO	1,364.6
Redemption value adjustment to NCI	689.8
Changes from net earnings available to Class A Common Stockholders and transfers to NCI	$2,060.4

NOTE 6 — INCOME TAXES
BellRing Inc. holds 28.8% of the economic interest in BellRing LLC (see Note 1), which, as a result of the IPO and formation transactions, is treated as a partnership for U.S. federal income tax purposes. As a partnership, BellRing LLC is itself generally not subject to U.S. federal income tax under current U.S. tax laws.
BellRing Inc. is subject to U.S. federal income taxes, in addition to state and local income taxes, with respect to its 28.8% distributive share of the items of income, gain, loss and deduction of BellRing LLC. BellRing Inc. is also subject to taxes in foreign jurisdictions.
Prior to the IPO and formation transactions, the Company reported 100% of the income, gain, loss and deduction of BellRing LLC as part of Post’s consolidated U.S federal income tax return and therefore, was subject to U.S federal income taxes, in addition to state, local and foreign taxes.
The effective income tax rate was 15.6% and 23.7% during the three months ended December 31, 2019 and 2018, respectively. The decrease in the effective income tax rate compared to the prior year period was primarily due to the Company taking into account for U.S. federal income tax purposes its 28.8% distributive share of the items of income, gain, loss and deduction of BellRing LLC in the period subsequent to the IPO as a result of the formation transactions. Prior to the IPO and formation transactions, the Company reported 100% of the income, gain, loss and deduction of BellRing LLC. In accordance with Accounting Standards Codification (“ASC”) Topic 740, “Income Taxes,” the Company records income tax expense (benefit) for interim periods using the estimated annual effective income tax rate for the full fiscal year adjusted for the impact of discrete items occurring during the interim periods.
NOTE 7 — EARNINGS PER SHARE
Basic earnings per share is based on the average number of shares of Class A Common Stock outstanding during the period. Diluted earnings per share is based on the average number of shares of Class A Common Stock used for the basic earnings per share calculation, adjusted for the dilutive effect of stock options and restricted stock units using the “treasury stock” method.
BellRing Inc.’s Class B Common Stock does not have economic rights, including rights to dividends or distributions upon liquidation, and is therefore not a participating security. As such, separate presentation of basic and diluted earnings per share of Class B Common Stock under the two-class method has not been presented.
The following table sets forth the computation of basic and diluted earnings per share for the period beginning October 21, 2019, the effective date of the IPO, and ending December 31, 2019 (see Note 1). There were no shares of Class A Common Stock outstanding during the three months ended December 31, 2018, and as such, no computation of basic and diluted earnings per share has been provided.

Net earnings available to Class A Common Stockholders	$6.0

Weighted-average shares for basic earnings per share (in millions)	39.4
Total dilutive securities	—
Weighted-average shares for diluted earnings per share (in millions)	39.4

Basic and Diluted earnings per share of Class A Common Stock	$0.15
Weighted-average shares for diluted earnings per share excludes 0.1 million equity awards for the period beginning October 21, 2019, the effective date of the IPO, and ending December 31, 2019 (see Note 1), as they were anti-dilutive.
NOTE 8 — INVENTORIES

	December 31, 2019	September 30, 2019
Raw materials and supplies	$27.0	$26.4
Work in process	0.1	0.1
Finished products	123.1	111.7
Inventories	$150.2	$138.2

NOTE 9 — PROPERTY, NET

	December 31, 2019	September 30, 2019
Property, at cost	$20.8	$21.1
Accumulated depreciation	(10.2)	(9.4)
Property, net	$10.6	$11.7

NOTE 10 — GOODWILL
The components of “Goodwill” on the Condensed Consolidated Balance Sheets at both December 31, 2019 and September 30, 2019 are presented in the following table.

Goodwill, gross	$180.7
Accumulated impairment losses	(114.8)
Goodwill, net	$65.9

NOTE 11 — INTANGIBLE ASSETS, NET
Total intangible assets are as follows:

	December 31, 2019			September 30, 2019
	Carrying Amount	Accumulated Amortization	Net Amount	Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	$209.4	$(68.3)	$141.1	$209.4	$(65.5)	$143.9
Trademarks and brands	213.4	(63.5)	149.9	213.4	(60.8)	152.6
Other intangible assets	3.1	(3.1)	—	3.1	(3.1)	—
Intangible assets, net	$425.9	$(134.9)	$291.0	$425.9	$(129.4)	$296.5

NOTE 12 — LEASES
In conjunction with the adoption of ASUs 2016-02 and 2018-11 (see Note 2), the Company updated its policy for recognizing leases under ASC Topic 842. The Company assessed the impact of these ASUs by reviewing its lease portfolio, implementing lease accounting software, developing related business processes and implementing internal controls. A summary of the updated policy is included below. Prior to October 1, 2019, the Company accounted for leases under ASC Topic 840, “Leases.”
Lease Portfolio
The Company leases office space, certain warehouses and equipment primarily through operating lease agreements. The Company has no material finance lease agreements. Leases have remaining terms which range from less than one year to seven years and most leases provide the Company with the option to exercise one or more renewal terms.
Lease Policy
The Company determines if an arrangement is a lease at its inception. When the arrangements include lease and non-lease components, the Company accounts for them as a single lease component. Leases with an initial term of less than 12 months are not reported on the balance sheet, but rather recognized as lease expense on a straight-line basis over the lease term. Arrangements may include options to extend or terminate the lease arrangement. These options are included in the lease term used to establish ROU assets and lease liabilities when it is reasonably certain they will be exercised. The Company will reassess expected lease terms based on changes in circumstances that indicate options may be more or less likely to be exercised.
The Company has certain lease arrangements that include variable rental payments. The future variability of these payments and adjustments are unknown and therefore are not included in minimum rental payments used to determine ROU assets and lease liabilities. The Company has lease arrangements where it makes separate payments to the lessor based on the lessor's common area maintenance expenses, property and casualty insurance costs, property taxes assessed on the property and other variable expenses. As the Company has elected the practical expedient not to separate lease and non-lease components, these variable amounts are captured in operating lease expense in the period in which they are incurred. Variable rental payments are recognized in the period in which their associated obligation is incurred.
As most of the Company’s lease arrangements do not provide an implicit interest rate, an incremental borrowing rate (“IBR”) is applied in determining the present value of future payments. The Company’s IBR is selected based upon information available at the lease commencement date.
ROU assets are recorded as “Other assets,” and lease liabilities are recorded as “Other current liabilities” and “Other liabilities” on the Condensed Consolidated Balance Sheet. Operating lease expense is recognized on a straight-line basis over the lease term and is included in “Selling, general and administrative expenses” in the Condensed Consolidated Statement of Operations. Costs associated with finance leases and lease income do not have a material impact on the Company’s financial statements.
Impact of Adoption
The Company utilized the cumulative effect adjustment method of adoption and, accordingly, recorded ROU assets and lease liabilities of $14.8 and $16.0, respectively, on the balance sheet at October 1, 2019. The Company elected the following practical expedients in accordance with ASC Topic 842:

•
Reassessment elections — The Company elected the package of practical expedients and did not reassess whether any existing contracts are or contain a lease, provided a lease analysis was conducted under ASC Topic 840. To the extent leases were identified under ASC Topic 840, the Company did not reassess the classification of those leases. Additionally, to the extent initial direct costs were capitalized under ASC Topic 840 and are not amortized as a result of the implementation of ASC Topic 842, they were not reassessed.

•
Short-term lease election — ASC Topic 842 allows lessees an option to not recognize ROU assets and lease liabilities arising from short-term leases. A short-term lease is defined as a lease with an initial term of 12 months or less. The Company elected to not recognize short-term leases as ROU assets and lease liabilities on the balance sheet. All short-term leases which are not included on the Company’s balance sheet will be recognized within lease expense. Leases that have an initial term of 12 months or less with an option for renewal will need to be assessed in order to determine if the lease qualifies for the short-term lease exception. If the option is reasonably certain to be exercised, the lease does not qualify as a short-term lease.

•	Lease vs non-lease components — The Company elected to combine lease and non-lease components as a single component and the total consideration for the arrangements were accounted for as a lease.
The following table presents the balance sheet location of the Company’s operating leases as of December 31, 2019.

December 31, 2019
ROU assets:
Other assets	$13.9

Lease liabilities:
Other current liabilities	$2.7
Other liabilities	12.4
Total lease liabilities	$15.1

The following table presents maturities of the Company’s operating lease liabilities as of December 31, 2019, presented under ASC Topic 842.

December 31, 2019
Remaining Fiscal 2020	$2.6
Fiscal 2021	2.8
Fiscal 2022	2.7
Fiscal 2023	2.5
Fiscal 2024	1.9
Thereafter	4.7
Total future minimum payments	17.2
Less: Implied interest	(2.1)
Total lease liabilities	$15.1

The following table presents future minimum rental payments under the Company’s noncancelable operating leases as of September 30, 2019, presented under ASC Topic 840.

September 30, 2019
Fiscal 2020	$2.7
Fiscal 2021	2.7
Fiscal 2022	2.7
Fiscal 2023	2.7
Fiscal 2024	1.9
Thereafter	4.7
Total future minimum payments	$17.4

As reported under ASC Topic 842, operating lease expense for the three months ended December 31, 2019 was $1.1, which included immaterial variable lease costs and short-term lease costs. As reported under ASC Topic 840, rent expense for the three months ended December 31, 2018 was $0.7. Operating cash flows for amounts included in the measurement of the Company’s operating lease liabilities for the three months ended December 31, 2019 were $0.9. ROU assets obtained in exchange for operating lease liabilities during the three months ended December 31, 2019 were immaterial. The weighted average remaining lease term of the Company’s operating leases as of December 31, 2019 was approximately six years and the weighted average incremental borrowing rate was 4.1% as of December 31, 2019.
NOTE 13 — DERIVATIVE FINANCIAL INSTRUMENTS
In the ordinary course of business, the Company is exposed to commodity price risks relating to the acquisition of raw materials and supplies, interest rate risks relating to floating rate debt and foreign currency exchange rate risks. The Company utilizes swaps to manage certain of these exposures by hedging when it is practical to do so. The Company does not hold or issue financial instruments for speculative or trading purposes.
At December 31, 2019, the Company had pay-fixed, receive-variable interest rate swaps maturing in December 2022 that require monthly settlements beginning on January 31, 2020 and are used as cash flow hedges of forecasted interest payments on its variable rate debt (see Note 15). The interest rate swaps are designated as hedging instruments under ASC Topic 815. At December 31, 2019, the notional amount of interest rate swaps held by the Company was $350.0. No derivative instruments were held by the Company at September 30, 2019.
The following table presents the balance sheet location and fair value of the Company’s derivative instruments on a gross basis, along with the portion designated as hedging instruments under ASC Topic 815, as of December 31, 2019. The Company does not offset derivative assets and liabilities within the Condensed Consolidated Balance Sheet.

Balance Sheet Location	Fair Value	Portion Designated as Hedging Instrument
Other current assets	$0.4	$0.4
Other assets	0.2	0.2
Total assets	$0.6	$0.6

At December 31, 2019, accumulated other comprehensive income (“OCI”) included a $0.6 net hedging gain (before and after taxes), all of which was recognized in the three months ended December 31, 2019. Approximately $0.4 of the net hedging gain reported in accumulated OCI at December 31, 2019 is expected to be reclassified into earnings within the next 12 months. The reclassification will occur on a straight-line basis over the term of the related debt.
NOTE 14 — FAIR VALUE MEASUREMENTS
The Company had derivative assets with a fair value of $0.6 at December 31, 2019 which were classified as Level 2 within the fair value hierarchy in ASC Topic 820. The Company’s calculation of the fair value of interest rate swaps is derived from a discounted cash flow analysis based on the terms of the contract and the interest rate curve on a recurring basis. There were no such derivative assets as of September 30, 2019.
The Company’s NCI had a fair value of $2,075.2 at December 31, 2019 which was classified as Level 1 within the fair value hierarchy in ASC Topic 820. The fair value of the NCI is calculated as its redemption value based on the stock price and number of BellRing LLC units owned by Post as of December 31, 2019 (see Note 5). The Company did not have an NCI as of September 30, 2019.
The Company’s financial assets and liabilities include cash and cash equivalents, receivables and accounts payable for which the carrying value approximates fair value due to their short maturities (less than 12 months). The Company does not record its short-term and long-term debt at fair value on the Condensed Consolidated Balance Sheets. The fair value of outstanding borrowings under the Revolving Credit Facility (as defined in Note 15) as of December 31, 2019 approximated its carrying value. Based on current market rates, the fair value (Level 2) of the Term B Facility (as defined in Note 15) was $707.0 as of December 31, 2019. The Company did not have short-term or long-term debt as of September 30, 2019.
Certain assets and liabilities, including property, plant and equipment, goodwill and other intangible assets, are measured at fair value on a non-recurring basis.
NOTE 15 — LONG-TERM DEBT
The components of “Long-term debt” on the Condensed Consolidated Balance Sheet at December 31, 2019 are presented in the following table. No long-term debt was held by the Company at September 30, 2019.

December 31, 2019
Term B Facility	$700.0
Revolving Credit Facility	80.0
780.0
Less: Current portion of long-term debt	(35.0)
Debt issuance costs, net	(8.0)
Unamortized discount	(13.2)
Long-term debt	$723.8

Assumption of Bridge Loan
On October 11, 2019, in connection with the IPO and the formation transactions, Post entered into a $1,225.0 Bridge Facility Agreement (the “Bridge Loan Facility”) and borrowed $1,225.0 under the Bridge Loan Facility (the “Bridge Loan”). Certain of Post’s domestic subsidiaries (other than BellRing Inc. but including BellRing LLC and its domestic subsidiaries) guaranteed the Bridge Loan.
On October 21, 2019, BellRing LLC entered into a Borrower Assignment and Assumption Agreement with Post and the administrative agent under the Bridge Loan Facility, under which (i) BellRing LLC became the borrower under the Bridge Loan and assumed all interest of $2.2 thereunder, and Post and its subsidiary guarantors (other than BellRing LLC and its domestic subsidiaries) were released from all material obligations under the Bridge Loan, (ii) the domestic subsidiaries of BellRing LLC continued to guarantee the Bridge Loan, and (iii) BellRing LLC’s obligations under the Bridge Loan became secured by a first priority security interest in substantially all of the assets (other than real estate) of BellRing LLC and in substantially all of the assets of its subsidiary guarantors. BellRing LLC did not receive any of the proceeds of the Bridge Loan. On October 21, 2019, the Bridge Loan was repaid in full. See below for additional information.
Credit Agreement
On October 21, 2019, BellRing LLC entered into a Credit Agreement (the “Credit Agreement”) by and among BellRing LLC, the institutions from time to time party thereto as lenders (the “Lenders”), Credit Suisse Loan Funding LLC, BofA Securities, Inc., Morgan Stanley Senior Funding, Inc., Barclays Bank PLC, Citibank, N.A., Goldman Sachs Bank USA and JPMorgan Chase Bank, N.A., as joint lead arrangers and joint bookrunners, and BMO Capital Markets Corp., Coöperatieve Rabobank U.A., New York Branch, Nomura Securities International, Inc., Suntrust Robinson Humphrey, Inc., UBS Securities LLC and Wells Fargo Securities, LLC, as co-managers, and Credit Suisse AG, Cayman Islands Branch, as administrative agent for the Lenders (in such capacity, the “Agent”).
The Credit Agreement provides for a term B loan facility in an aggregate principal amount of $700.0 (the “Term B Facility”) and a revolving credit facility in an aggregate principal amount of $200.0 (the “Revolving Credit Facility”), with the commitments under the Revolving Credit Facility to be made available to BellRing LLC in U.S. Dollars, Euros and Pounds Sterling. Letters of credit are available under the Credit Agreement in an aggregate amount of up to $20.0. The outstanding amounts under the Revolving Credit Facility and Term B Facility must be repaid on or before October 21, 2024.
On October 21, 2019, BellRing LLC borrowed the full amount under the Term B Facility and $100.0 under the Revolving Credit Facility. The Term B Facility was issued at 98.0% of par and BellRing LLC received $776.4 from the Term B Facility and Revolving Credit Facility after accounting for the original issue discount of $14.0 and paying investment banking and other fees of $9.6, which were deferred and will be amortized to interest expense over the terms of the loans. BellRing LLC used the proceeds, together with the net proceeds of the IPO that were contributed to it by BellRing Inc., (i) to repay in full the $1,225.0 of borrowings under the Bridge Loan and all interest thereunder and related costs and expenses, (ii) to pay directly, or reimburse Post for, as applicable, all fees and expenses incurred by BellRing LLC or Post in connection with the IPO and the formation transactions, (iii) to reimburse Post for the amount of cash on BellRing LLC’s balance sheet immediately prior to the completion of the IPO and (iv) for general corporate and working capital purposes, as well as to repay $20.0 of outstanding borrowings under the Revolving Credit Facility.
During the three months ended December 31, 2019, BellRing LLC borrowed $120.0 and repaid $40.0 on the Revolving Credit Facility. The available borrowing capacity under the Revolving Credit Facility was $120.0 at December 31, 2019, and there were no outstanding letters of credit at December 31, 2019.
Borrowings under the Term B Facility bear interest, at the option of BellRing LLC, at an annual rate equal to either (a) the Eurodollar Rate or (b) the Base Rate (as such terms are defined in the Credit Agreement) determined by reference to the greatest of (i) the Prime Rate (as defined in the Credit Agreement), (ii) the Federal Funds Effective Rate (as defined in the Credit Agreement) plus 0.50% per annum and (iii) the one-month Eurodollar Rate plus 1.00% per annum, in each case plus an applicable margin of

5.00% for Eurodollar Rate-based loans and 4.00% for Base Rate-based loans. The Term B Facility requires quarterly scheduled amortization payments of $8.75 beginning on March 31, 2020, with the balance to be paid at maturity on October 21, 2024. The Term B Facility contains customary mandatory prepayment provisions, including provisions for mandatory prepayment (a) from the net cash proceeds of certain asset sales and (b) beginning with the fiscal year ending September 30, 2020, of 75% of Consolidated Excess Cash Flow (as defined in the Credit Agreement) (which percentage will be reduced to 50% if the secured net leverage ratio (as defined in the Credit Agreement) is less than or equal to 3.35:1.00 as of a fiscal year end). The Term B Facility may be optionally prepaid at 101% of the principal amount prepaid at any time during the first 12 months following the closing of the Term B Facility, and without premium or penalty thereafter.
Borrowings under the Revolving Credit Facility bear interest, at the option of BellRing LLC, at an annual rate equal to either the Eurodollar Rate or the Base Rate (determined as described above) plus a margin, which initially will be 4.25% for Eurodollar Rate-based loans and 3.25% for Base Rate-based loans, and thereafter, will be determined by reference to the secured net leverage ratio, with the applicable margin for Eurodollar Rate-based loans and Base Rate-based loans being (i) 4.25% and 3.25%, respectively, if the secured net leverage ratio is greater than or equal to 3.50:1.00, (ii) 4.00% and 3.00%, respectively, if the secured net leverage ratio is less than 3.50:1.00 and greater than or equal to 2.50:1.00 or (iii) 3.75% and 2.75%, respectively, if the secured net leverage ratio is less than 2.50:1.00. Facility fees on the daily unused amount of commitments under the Revolving Credit Facility will initially accrue at the rate of 0.50% per annum and thereafter, depending on BellRing LLC’s secured net leverage ratio, will accrue at rates ranging from 0.25% to 0.50% per annum.
Under the terms of the Credit Agreement, BellRing LLC is required to comply with a financial covenant requiring it to maintain a total net leverage ratio (as defined in the Credit Agreement) not to exceed 6.00 to 1.00, measured as of the last day of each fiscal quarter, beginning with the quarter ending March 31, 2020. The total net leverage ratio of BellRing LLC would not have exceeded this threshold if it would have been required to comply with the financial covenant as of December 31, 2019.
The Credit Agreement provides for incremental revolving and term facilities, and also permits other secured or unsecured debt, if, among other conditions, certain financial ratios are met, as defined and specified in the Credit Agreement.
The Credit Agreement provides for customary events of default, including material breach of representations and warranties, failure to make required payments, failure to comply with certain agreements or covenants, failure to pay or default under certain other material indebtedness, certain events of bankruptcy and insolvency, inability to pay debts, the occurrence of one or more unstayed or undischarged judgments in excess of $65.0, certain events under the Employee Retirement Income Security Act of 1974, the invalidity of any loan document, a change in control, and the failure of the collateral documents to create a valid and perfected first priority lien. Upon the occurrence and during the continuance of an event of default, the maturity of the loans under the Credit Agreement may accelerate and the Agent and Lenders under the Credit Agreement may exercise other rights and remedies available at law or under the loan documents, including with respect to the collateral and guarantees of BellRing LLC’s obligations under the Credit Agreement.
BellRing LLC’s obligations under the Credit Agreement are unconditionally guaranteed by its existing and subsequently acquired or organized direct and indirect domestic subsidiaries (other than immaterial domestic subsidiaries and certain excluded subsidiaries) and are secured by security interests in substantially all of BellRing LLC’s assets and the assets of its subsidiary guarantors, but excluding, in each case, real property.
NOTE 16 — COMMITMENTS AND CONTINGENCIES
Legal Proceedings
Joint Juice Litigation
In March 2013, a complaint was filed on behalf of a putative, nationwide class of consumers against Premier Nutrition in the U.S. District Court for the Northern District of California seeking monetary damages and injunctive relief. The case asserted that some of Premier Nutrition’s advertising claims regarding its Joint Juice® line of glucosamine and chondroitin dietary supplements were false and misleading. In April 2016, the district court certified a California-only class of consumers in this lawsuit (this lawsuit is hereinafter referred to as the “California Federal Class Lawsuit”).
In 2016 and 2017, the lead plaintiff’s counsel in the California Federal Class Lawsuit filed ten additional class action complaints in the U.S. District Court for the Northern District of California on behalf of putative classes of consumers under the laws of Connecticut, Florida, Illinois, New Jersey, New Mexico, New York, Maryland, Massachusetts, Michigan and Pennsylvania. These additional complaints contain factual allegations similar to the California Federal Class Lawsuit, also seeking monetary damages and injunctive relief.
In April 2018, the district court dismissed the California Federal Class Lawsuit with prejudice. This dismissal was appealed and is pending before the U.S. Court of Appeals for the Ninth Circuit. The other ten complaints remain pending in the U.S. District Court for the Northern District of California, and the court has certified individual state classes in each of those cases.

In January 2019, the same lead counsel filed another class action complaint against Premier Nutrition in Alameda County California Superior Court, alleging claims similar to the above actions and seeking monetary damages and injunctive relief on behalf of a putative class of California consumers.
The Company continues to vigorously defend these cases. The Company does not believe that the resolution of these cases will have a material adverse effect on its financial condition, results of operations or cash flows.
Other than legal fees, no expense related to this litigation was incurred during the three months ended December 31, 2019 or 2018. At both December 31, 2019 and September 30, 2019, the Company had accrued $8.5 related to this matter that was included in “Other current liabilities” on the Condensed Consolidated Balance Sheets.
Other
The Company is subject to various other legal proceedings and actions arising in the normal course of business. In the opinion of management, based upon the information presently known, the ultimate liability, if any, arising from such pending legal proceedings, as well as from asserted legal claims and known potential legal claims which are likely to be asserted, taking into account established accruals for estimated liabilities (if any), are not expected to be material individually or in the aggregate to the financial condition, results of operations or cash flows of the Company. In addition, although it is difficult to estimate the potential financial impact of actions regarding expenditures for compliance with regulatory matters, in the opinion of management, based upon the information currently available, the ultimate liability arising from such compliance matters is not expected to be material to the financial condition, results of operations or cash flows of the Company.
NOTE 17 — STOCKHOLDERS’ EQUITY
On October 21, 2019, 50.0 million shares of preferred stock were authorized pursuant to BellRing Inc.’s Amended and Restated Certificate of Incorporation. There were no shares of the BellRing Inc.’s preferred stock issued or outstanding as of December 31, 2019.
Additionally, on October 21, 2019, 500.0 million shares of Class A Common Stock and one share of Class B Common Stock were authorized pursuant to BellRing Inc.’s Amended and Restated Certificate of Incorporation. The share of Class B Common Stock was issued to Post in exchange for 1,000 shares of BellRing Inc.’s common stock, par value of $0.01 per share, initially issued to Post in connection with BellRing Inc.’s incorporation. These common shares were outstanding as of September 30, 2019 and were cancelled on October 21, 2019 as part of the exchange. BellRing Inc. initially issued 39.4 million shares of Class A Common Stock on October 21, 2019 in connection with the IPO, which were also outstanding as of December 31, 2019. One share of Class B Common Stock was issued and outstanding as of December 31, 2019.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and capital resources of BellRing Brands, Inc. and its consolidated subsidiaries. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included herein, our audited Annual Report on Form 10-K for the fiscal year ended September 30, 2019 and the “Cautionary Statement On Forward-Looking Statements” section included below. The terms “our,” “we,” “us,” “Company” and “BellRing” as used herein refer to BellRing Brands, Inc. and its consolidated subsidiaries.
OVERVIEW
We are a consumer products holding company operating in the global convenient nutrition category and a provider of ready-to-drink (“RTD”) protein shakes, other RTD beverages, powders, nutrition bars and nutritional supplements. Our primary brands are Premier Protein, Dymatize and PowerBar.
On October 21, 2019, BellRing Brands Inc. (“BellRing Inc.”) closed its initial public offering (the “IPO”) of 39.4 million shares of its Class A common stock, $0.01 par value per share (the “Class A Common Stock”), which number of shares included the underwriters’ exercise in full of their option to purchase up to an additional 5.1 million shares of Class A Common Stock. The IPO was completed at an offering price of $14.00 per share and BellRing Inc. received net proceeds from the IPO of approximately $524.4 million, after deducting underwriting discounts and commissions, all of which were contributed to BellRing Brands, LLC, a Delaware limited liability company and BellRing Inc.’s subsidiary (“BellRing LLC”) in exchange for 39.4 million BellRing LLC non-voting membership units (the “BellRing LLC units”).
As a result of the IPO and certain other transactions completed in connection with the IPO (the “formation transactions”), BellRing Inc. became the holder of the active nutrition business of Post Holdings, Inc. (“Post”), which until the completion of the IPO, had been comprised of Premier Nutrition Company, LLC (the successor of Premier Nutrition Corporation), Dymatize

Enterprises, LLC , Supreme Protein, LLC, the PowerBar brand and Active Nutrition International GmbH. As a holding company, BellRing Inc. has no material assets other than its ownership of BellRing LLC units and its indirect interests in the subsidiaries of BellRing LLC and has no independent means of generating revenue or cash flow. For additional information on the IPO, see Note 1 within “Notes to Condensed Consolidated Financial Statements.”
The members of BellRing LLC are Post and BellRing Inc. BellRing Inc. holds the voting membership unit of BellRing LLC (which represents the power to appoint and remove the members of the Board of Managers of, and no economic interest in, BellRing LLC). BellRing Inc. has the right to appoint the members of the BellRing LLC Board of Managers, and therefore, controls BellRing LLC. The Board of Managers is responsible for the oversight of BellRing LLC’s operations and overall performance and strategy, while the management of the day-to-day operations of the business of BellRing LLC and the execution of business strategy are the responsibility of the officers and employees of BellRing LLC and its subsidiaries. Post, in its capacity as a member of BellRing LLC, does not have the power to appoint any members of the Board of Managers or voting rights with respect to BellRing LLC.
As of December 31, 2019, BellRing Inc. owned 28.8% of the outstanding BellRing LLC units. The financial results of BellRing LLC and its subsidiaries were consolidated with BellRing Inc., and effective as of October 21, 2019, 71.2% of the consolidated net earnings were allocated to the redeemable noncontrolling interest (“NCI”) to reflect the entitlement of Post to a portion of the consolidated net earnings.
Lease Accounting
On October 1, 2019, we adopted Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)” and ASU 2018-11, “Leases (Topic 842): Targeted Improvements.” At adoption, we recognized right-of-use assets and lease liabilities of $14.8 million and $16.0 million, respectively, on the condensed consolidated balance sheet at October 1, 2019. For additional information regarding the ASUs, refer to Notes 2 and 12 within “Notes to Condensed Consolidated Financial Statements.”
RESULTS OF OPERATIONS

	Three Months Ended December 31,
			favorable/(unfavorable)
dollars in millions	2019	2018	$ Change	% Change
Net Sales	$244.0	$185.8	$58.2	31%

Operating Profit	$49.3	$32.9	$16.4	50%
Interest expense, net	11.6	—	(11.6)	(100)%
Income tax expense	5.9	7.8	1.9	24%
Less: Net earnings attributable to NCI	25.8	25.1	(0.7)	(3)%
Net Earnings Available to Class A Common Stockholders	$6.0	$—	$6.0	100%
Net Sales
Net sales increased $58.2 million, or 31%, during the three months ended December 31, 2019, compared to the corresponding prior year period. Sales of Premier Protein products were up $63.2 million, or 45%, with volume up 38%. Volume increases were driven by higher RTD protein shake product volumes which primarily related to distribution gains and lapping short-term capacity constraints in the first quarter of 2019. Average net selling prices increased in the three months ended December 31, 2019 resulting from targeted price increases that occurred in the second quarter of fiscal 2019. Sales of Dymatize products were down $3.0 million, or 10%, with volume down 4%, primarily due to higher club volumes in the prior year associated with promotional activity that did not recur. Sales of PowerBar products were down $1.2 million, or 12%, with volume down 28%, driven by strategic sales reductions of low performing products within our North American portfolio. Sales of all other products were down $0.8 million.
Operating Profit
Operating profit increased $16.4 million, or 50%, during the three months ended December 31, 2019, when compared to the prior year period. This increase was primarily driven by higher net sales, as previously discussed, partially offset by higher net product costs of $1.7 million, as unfavorable raw materials and manufacturing costs were partially offset by lower freight costs. These positive impacts were partially offset by higher employee-related expenses, higher warehousing costs of $1.9 million, increased marketing spending of $1.8 million and incremental public company costs of $2.1 million (including higher stock-based compensation expense of $0.9 million).

Interest Expense, Net
Interest expense, net was $11.6 million during the three months ended December 31, 2019, compared to zero in the prior year period. The increase was due to the issuance of debt in the first quarter of fiscal 2020. We had no debt outstanding in fiscal 2019. See Note 15 for additional information on our debt.
Income Taxes
Our effective income tax rate was 15.6% and 23.7% for the three months ended December 31, 2019 and 2018, respectively. The decrease in the effective income tax rate compared to the prior year period was primarily due to us taking into account for U.S. federal income tax purposes our 28.8% distributive share of the items of income, gain, loss and deduction of BellRing LLC in the period subsequent to the IPO as a result of the formation transactions. Prior to the IPO and formation transactions, we reported 100% of the income, gain, loss and deduction of BellRing LLC. In accordance with Accounting Standards Codification (“ASC”) Topic 740, “Income Taxes,” we record income tax expense (benefit) for interim periods using the estimated annual effective income tax rate for the full fiscal year adjusted for the impact of discrete items occurring during the interim periods.
LIQUIDITY AND CAPITAL RESOURCES
On October 21, 2019, BellRing Inc. closed its IPO of 39.4 million shares of Class A Common Stock, which number of shares included the underwriters’ exercise in full of their option to purchase up to an additional 5.1 million shares of Class A Common Stock, at an offering price of $14.00 per share. BellRing Inc. received net proceeds from the IPO of $524.4 million, after deducting underwriting discounts and commissions.
On October 11, 2019, in connection with the IPO and the formation transactions, Post entered into a $1,225.0 million Bridge Facility Agreement (the “Bridge Loan Facility”) and borrowed $1,225.0 million under the Bridge Loan Facility (the “Bridge Loan”). Certain of Post’s domestic subsidiaries (other than BellRing Inc. but including BellRing LLC and its domestic subsidiaries) guaranteed the Bridge Loan. On October 21, 2019, BellRing LLC entered into a Borrower Assignment and Assumption Agreement with Post and the administrative agent under the Bridge Loan Facility, under which (i) BellRing LLC became the borrower under the Bridge Loan and assumed all interest of $2.2 million thereunder, and Post and its subsidiary guarantors (other than BellRing LLC or its domestic subsidiaries) were released from all material obligations under the Bridge Loan, (ii) the domestic subsidiaries of BellRing LLC continued to guarantee the Bridge Loan, and (iii) BellRing LLC’s obligations under the Bridge Loan became secured by a first priority security interest in substantially all of BellRing LLC’s assets and substantially all of the assets of its subsidiary guarantors (other than real estate). BellRing LLC did not receive any of the proceeds of the Bridge Loan.
On October 21, 2019, BellRing LLC entered into a Credit Agreement (the “Credit Agreement”) by and among BellRing LLC, the institutions from time to time party thereto as lenders (the “Lenders”), Credit Suisse Loan Funding LLC, BofA Securities, Inc., Morgan Stanley Senior Funding, Inc., Barclays Bank PLC, Citibank, N.A., Goldman Sachs Bank USA and JPMorgan Chase Bank, N.A., as joint lead arrangers and joint bookrunners, and BMO Capital Markets Corp., Coöperatieve Rabobank U.A., New York Branch, Nomura Securities International, Inc., Suntrust Robinson Humphrey, Inc., UBS Securities LLC and Wells Fargo Securities, LLC, as co-managers, and Credit Suisse AG, Cayman Islands Branch, as administrative agent for the Lenders (in such capacity, the “Agent”).
The Credit Agreement provides for a term B loan facility in an aggregate principal amount of $700.0 million (the “Term B Facility”), and a revolving credit facility in an aggregate principal amount of $200.0 million (the “Revolving Credit Facility”). During the three months ended December 31, 2019, BellRing LLC borrowed the full amount under the Term B Facility and $120.0 million under the Revolving Credit Facility and used the proceeds, together with the net proceeds of the IPO that were contributed to it by BellRing Inc., (i) to repay in full the $1,225.0 million of borrowings under the Bridge Loan and all interest thereunder and related costs and expenses, (ii) to pay directly, or reimburse Post for, as applicable, all fees and expenses incurred by BellRing LLC or Post in connection with the IPO and the formation transactions, (iii) to reimburse Post for the amount of cash on BellRing LLC’s balance sheet immediately prior to the completion of the IPO and (iv) for general corporate and working capital purposes, as well as to repay $40.0 million of borrowings under the Revolving Credit Facility.
BellRing LLC has $120.0 million of borrowing capacity under the secured Revolving Credit Facility as of December 31, 2019, and letters of credit are available under the Revolving Credit Facility in an aggregate amount of up to $20.0 million. The Credit Agreement provides for potential incremental revolving and term facilities at BellRing LLC’s request and at the discretion of the Lenders or other persons providing such incremental facilities, in each case on terms to be determined, and also permits BellRing LLC to incur other secured or unsecured debt, in all cases subject to conditions and limitations on the amount as specified in the Credit Agreement.
For additional information on the IPO, the formation transactions and the Credit Agreement, see Notes 1 and 15 within “Notes to Condensed Consolidated Financial Statements.”

We expect to generate positive cash flows from operations and believe our cash on hand, cash flows from operations and possible future credit facilities will be sufficient to satisfy our future working capital requirements, research and development activities and other financing requirements for the foreseeable future. Our asset-light business model requires modest capital expenditures, with annual capital expenditures over the last three fiscal years averaging less than 1% of net sales. No significant capital expenditures are planned for the remainder of fiscal 2020. Our ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures and other business risk factors. If we are unable to generate sufficient cash flows from operations, or otherwise to comply with the terms of BellRing LLC’s credit facilities, we may be required to seek additional financing alternatives.
The following table shows select cash flow data, which is discussed below.

	Three Months Ended December 31,
dollars in millions	2019	2018
Cash (used in) provided by:
Operating activities	$(24.9)	$5.9
Investing activities	(0.7)	(1.0)
Financing activities	49.9	(6.4)
Effect of exchange rate changes on cash and cash equivalents	0.1	(0.2)
Net increase (decrease) in cash and cash equivalents	$24.4	$(1.7)
Operating Activities
Cash used in operating activities for the three months ended December 31, 2019 decreased $30.8 million compared to the prior year period. The decrease was driven by unfavorable working capital changes of $35.1 million primarily due to fluctuations in the timing of sales and collections of trade receivables as well as a 31% increase in net sales compared to the prior year period, which resulted in a signification increase in trade receivables at December 31, 2019. In addition, we had higher interest payments of $10.3 million due to the increase in the principal balance of our outstanding debt. These negative impacts were partially offset by higher operating profit compared to the prior year period.
Investing Activities
Cash used in investing activities for the three months ended December 31, 2019 decreased $0.3 million compared to the prior year period, resulting from a decrease in capital expenditures.
Financing Activities
Cash provided by financing activities for the three months ended December 31, 2019 was $49.9 million compared to cash used in financing activities of $6.4 million in the prior year period. In the three months ended December 31, 2019, BellRing LLC received proceeds of $686.0 million, net of discount, related to the issuance of the Term B Facility and drew an aggregate of $120.0 million on the Revolving Credit Facility. In addition, BellRing Inc. received $524.4 million from the issuance of its Class A Common Stock in conjunction with the IPO and had net cash transfers of $5.9 million from Post to fund our operations prior to the IPO. BellRing LLC repaid the $1,225.0 million outstanding principal balance of the Bridge Loan assumed from Post and repaid $40.0 million of outstanding borrowings on the Revolving Credit Facility. In connection with the issuance of BellRing LLC’s long-term debt, BellRing LLC paid $9.6 million in debt issuance costs and deferred financing fees. In the three months ended December 31, 2018, financing activities primarily related to cash transfers to and from Post, including cash deposits to Post and cash borrowings received from Post used to fund operations or capital expenditures and allocations of Post’s corporate expenses.
Debt Covenants
Under the terms of BellRing LLC’s Credit Agreement, BellRing LLC is required to comply with a financial covenant requiring BellRing LLC to maintain a total net leverage ratio (as defined in the Credit Agreement) not to exceed 6.00 to 1.00, measured as of the last day of each fiscal quarter, beginning with the quarter ending March 31, 2020. We do not believe non-compliance is reasonably likely in the foreseeable future.
The Credit Agreement provides for incremental revolving and term facilities, and also permits other secured or unsecured debt, if, among other conditions, certain financial ratios are met, as defined and specified in the Credit Agreement.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
On October 1, 2019, we adopted ASU 2016-02, “Leases (Topic 842)” and ASU 2018-11, “Leases (Topic 842): Targeted Improvements.” For additional information, refer to Notes 2 and 12 within “Notes to Condensed Consolidated Financial Statements.”
Our critical accounting policies and estimates are more fully described in our Annual Report on Form 10-K for the year ended September 30, 2019, as filed with the Securities and Exchange Commission (“SEC”) on November 22, 2019. Except as noted above, there have been no significant changes to our critical accounting policies and estimates since September 30, 2019.
RECENTLY ISSUED ACCOUNTING STANDARDS
See Note 2 within “Notes to Condensed Consolidated Financial Statements” for a discussion regarding recently issued accounting standards.
CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS
Forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are made throughout this report. These forward-looking statements are sometimes identified from the use of forward-looking words such as “believe,” “should,” “could,” “potential,” “continue,” “expect,” “project,” “estimate,” “predict,” “anticipate,” “aim,” “intend,” “plan,” “forecast,” “target,” “is likely,” “will,” “can,” “may,” “would” or the negative of these terms or similar expressions elsewhere in this report. Our results of operations, financial condition and cash flows may differ materially from those in the forward-looking statements. Such statements are based on management’s current views and assumptions and involve risks and uncertainties that could affect expected results. Those risks and uncertainties include, but are not limited to, the following:

•	our dependence on sales from our RTD protein shakes;

•
our dependence on a limited number of third party contract manufacturers and suppliers for the manufacturing of most of our products, including one manufacturer for the substantial majority of our RTD protein shakes;

•	our operation in a category with strong competition;

•	our reliance on a limited number of third party suppliers to provide certain ingredients and packaging;

•	higher freight costs, significant volatility in the costs or availability of certain commodities (including raw materials and packaging used to manufacture our products) or higher energy costs;

•	disruptions in our supply chain, changes in weather conditions and other events beyond our control;

•	consolidation in our distribution channels;

•	our ability to anticipate and respond to changes in consumer and customer preferences and trends and to introduce new products;

•	our ability to maintain favorable perceptions of our brands;

•	our ability to expand existing market penetration and enter into new markets;

•	allegations that our products cause injury or illness, product recalls and withdrawals and product liability claims and other litigation;

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

•
risks related to our ongoing relationship with Post, including Post’s control over us and ability to control the direction of our business, conflicts of interest or disputes that may arise between Post and us and our obligations under various agreements with Post, including under the tax receivable agreement;

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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
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
Interest Rate Risk
Long-term debt
As of December 31, 2019, BellRing LLC had an aggregate principal amount of $700.0 million outstanding on its Term B Facility and an aggregate principal amount of $80.0 million outstanding under its Revolving Credit Facility. Borrowings under the Term B Facility and the Revolving Credit Facility bear interest at variable rates. Including the impact of interest rate swaps, a hypothetical 10% increase in interest rates would have an immaterial impact on both interest expense and interest paid during the three months ended December 31, 2019. BellRing LLC had no outstanding debt as of September 30, 2019. For additional information regarding the BellRing LLC’s debt, see Note 15 within “Notes to Condensed Consolidated Financial Statements.”
Interest rate swaps
As of December 31, 2019, the Company had interest rate swaps with a notional value of $350.0 million. A hypothetical 10% adverse change in interest rates would have decreased the fair value of the interest rate swaps by approximately $2 million as of

December 31, 2019. The Company held no interest rate swaps as of September 30, 2019. For additional information regarding the Company’s interest rate swap contracts, see Note 13 within “Notes to Condensed Consolidated Financial Statements.”
ITEM 4.    CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Management, with the Executive Chairman, Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the Company, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Executive Chairman, CEO and CFO concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to provide reasonable assurance of achieving the desired control objectives.
Changes in Internal Control Over Financial Reporting
There were no significant changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION.

ITEM 1.	LEGAL PROCEEDINGS.
Joint Juice Litigation
In March 2013, a complaint was filed on behalf of a putative, nationwide class of consumers against Premier Nutrition Company, LLC (as successor to Premier Nutrition Corporation, “Premier Nutrition”) in the U.S. District Court for the Northern District of California seeking monetary damages and injunctive relief. The case asserted that some of Premier Nutrition’s advertising claims regarding its Joint Juice® line of glucosamine and chondroitin dietary supplements were false and misleading. In April 2016, the district court certified a California-only class of consumers in this lawsuit (this lawsuit is hereinafter referred to as the “California Federal Class Lawsuit”).
In 2016 and 2017, the lead plaintiff’s counsel in the California Federal Class Lawsuit filed ten additional class action complaints in the U.S. District Court for the Northern District of California on behalf of putative classes of consumers under the laws of Connecticut, Florida, Illinois, New Jersey, New Mexico, New York, Maryland, Massachusetts, Michigan and Pennsylvania. These additional complaints contain factual allegations similar to the California Federal Class Lawsuit, also seeking monetary damages and injunctive relief.
In April 2018, the district court dismissed the California Federal Class Lawsuit with prejudice. This dismissal was appealed and is pending before the U.S. Court of Appeals for the Ninth Circuit. The other ten complaints remain pending in the U.S. District Court for the Northern District of California, and the court has certified individual state classes in each of those cases.
In January 2019, the same lead counsel filed another class action complaint against Premier Nutrition in Alameda County California Superior Court, alleging claims similar to the above actions and seeking monetary damages and injunctive relief on behalf of a putative class of California consumers.
The Company continues to vigorously defend these cases. The Company does not believe that the resolution of these cases will have a material adverse effect on its financial condition, results of operations or cash flows.
Other
The Company is subject to various other legal proceedings and actions arising in the normal course of business. In the opinion of management, based upon the information presently known, the ultimate liability, if any, arising from such pending legal proceedings, as well as from asserted legal claims and known potential legal claims which are likely to be asserted, taking into account established accruals for estimated liabilities (if any), are not expected to be material individually or in the aggregate to the combined financial condition, results of operations or cash flows of the Company. In addition, although it is difficult to estimate the potential financial impact of actions regarding expenditures for compliance with regulatory matters, in the opinion of management, based upon the information currently available, the ultimate liability arising from such compliance matters is not expected to be material to the combined financial condition, results of operations or cash flows of the Company.

ITEM 1A.	RISK FACTORS.
In addition to the information set forth elsewhere in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors we previously disclosed in our Annual Report on Form 10-K, filed with the United States Securities and Exchange

Commission on November 22, 2019, as of and for the year ended September 30, 2019. These risks could materially and adversely affect our business, financial condition, results of operations and cash flows. The enumerated risks are not the only risks we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business, financial condition, results of operations and cash flows.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
On October 21, 2019, in connection with the completion of BellRing Inc.’s initial public offering, the filing of BellRing Inc.’s amended and restated certificate of incorporation and BellRing Inc.’s entry into the BellRing Brands, LLC Limited Liability Company Agreement with BellRing Brands, LLC and Post Holdings, Inc. (“Post”), (a) BellRing Inc.’s issued one share of its Class B common stock, $0.01 par value per share (the “Class B Common Stock”) to Post, in exchange for the 1,000 shares of BellRing Inc. common stock initially issued to Post in connection with BellRing Inc.’s incorporation, which shares were cancelled as part of the exchange, and (b) BellRing Brands, LLC issued 39.4 million BellRing Brands, LLC units to BellRing Inc. and 97.5 million BellRing Brands, LLC units to Post.
Under the BellRing Brands, LLC Limited Liability Company Agreement, Post may from time to time redeem BellRing Brands, LLC units for, at BellRing Brands, LLC’s option (as determined by its board of managers), (i) shares of Class A common stock, $0.01 par value per share (the “Class A Common Stock”) or (ii) cash (based on the market price of the shares of the Class A Common Stock). The redemption of BellRing Brands, LLC units for shares of Class A Common Stock will be at an initial redemption rate of one share of Class A Common Stock for one BellRing Brands, LLC unit, subject to customary redemption rate adjustments for stock splits, stock dividends and reclassifications.
The issuance of the Class B Common Stock and the issuance of the BellRing Brands, LLC units were made in reliance on Section 4(a)(2) of the Securities Act.

ITEM 6.	EXHIBITS.
The following exhibits are either provided with this Form 10-Q or are incorporated herein by reference.

Exhibit No	Description
3.1	Amended and Restated Certificate of Incorporation of BellRing Brands, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on October 21, 2019)
3.2	Amended and Restated Bylaws of BellRing Brands, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on October 21, 2019)
4.1	Form of Class A Common Stock Certificate of BellRing Brands, Inc. (Incorporated by reference to Exhibit 4.1 to the Company’s Form S-1 filed on September 20, 2019)
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

10.13	Borrower Assignment and Assumption Agreement, dated as of October 21, 2019, by and among Post Holdings, Inc., BellRing Brands, LLC and Morgan Stanley Senior Funding, Inc., as administrative agent
†10.14	BellRing Brands, Inc. Senior Management Bonus Program (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 22, 2019)
†10.15	Form of Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on November 22, 2019)

Exhibit No	Description
†10.16	Form of Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on November 22, 2019)
†10.17	Form of Director Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on November 22, 2019)
‡10.18	Master Supply Agreement, dated as of December 3, 2019, by and between Premier Nutrition Company, LLC and Fonterra (USA) Inc.
‡10.19	Master Purchase Commitment, dated as of December 3, 2019, by and between Premier Nutrition Company, LLC and Fonterra (USA) Inc.
†10.20	Deferred Compensation Plan for Directors, dated as of January 1, 2020
†10.21	Executive Severance Plan, dated as of January 1, 2020
31.1	Certification of Robert V. Vitale pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 7, 2020
31.2	Certification of Darcy H. Davenport pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 7, 2020
31.3	Certification of Paul A. Rode pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 7, 2020
32.1	Certification of Robert V. Vitale, Darcy H. Davenport and Paul A. Rode, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 7, 2020
101
Interactive Data File (Form 10-Q for the quarterly period ended December 31, 2019 filed in iXBRL (Inline eXtensible Business Reporting Language)). The financial information contained in the iXBRL-related documents is “unaudited” and “unreviewed.”

104	The cover page from the Company’s Form 10-Q for the quarterly period ended December 31, 2019, formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101

†	These exhibits constitute management contracts, compensatory plans and arrangements.
‡	Certain portions of this document that constitute confidential information have been redacted in accordance with Regulation S-K, Item 601(b)(10).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, BellRing Brands, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BELLRING BRANDS, INC.
Date:	February 7, 2020	By:	/s/ Darcy H. Davenport
Darcy H. Davenport
President and Chief Executive Officer