Form 10-Q
period 2020-03-31
BELLRING BRANDS, INC.
filed 2020-05-08
CIK 1772016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________
FORM 10-Q
__________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR
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
Class A Common Stock, $0.01 Par Value – 39,428,571 shares as of May 4, 2020
Class B Common Stock, $0.01 Par Value - 1 share as of May 4, 2020

BELLRING BRANDS, INC.
QUARTERLY REPORT ON FORM 10-Q

i

PART I. FINANCIAL INFORMATION.
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED).
BELLRING BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Net Sales	$257.5	$216.5	$501.5	$402.3
Cost of goods sold	169.3	137.5	322.0	257.7
Gross Profit	88.2	79.0	179.5	144.6
Selling, general and administrative expenses	47.5	32.6	84.0	59.8
Amortization of intangible assets	5.6	5.6	11.1	11.1
Operating Profit	35.1	40.8	84.4	73.7
Interest expense, net	14.3	—	25.9	—
Earnings before Income Taxes	20.8	40.8	58.5	73.7
Income tax expense	2.2	9.8	8.1	17.6
Net Earnings Including Redeemable Noncontrolling Interest	18.6	31.0	50.4	56.1
Less: Net earnings attributable to redeemable noncontrolling interest	14.4	31.0	40.2	56.1
Net Earnings Available to Class A Common Stockholders	$4.2	$—	$10.2	$—

Earnings per share of Class A Common Stock:
Basic	$0.11	$—	$0.26	$—
Diluted	$0.11	$—	$0.26	$—

Weighted-Average shares of Class A Common Stock Outstanding:
Basic	39.4	—	39.4	—
Diluted	39.5	—	39.4	—
 See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

BELLRING BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in millions)

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Net Earnings Including Redeemable Noncontrolling Interest	$18.6	$31.0	$50.4	$56.1
Hedging adjustments:
Net loss on derivatives	(11.0)	—	(10.4)	—
Reclassifications to net earnings	(0.2)	—	(0.2)	—
Foreign currency translation adjustments:
Unrealized foreign currency translation adjustments	(0.3)	(0.4)	0.2	(0.7)
Tax benefit on other comprehensive loss
Net loss on derivatives	0.8	—	0.8	—
Total Other Comprehensive Loss Including Redeemable Noncontrolling Interest	(10.7)	(0.4)	(9.6)	(0.7)
Less: Comprehensive income attributable to redeemable noncontrolling interest	6.2	30.6	32.5	55.4
Total Comprehensive Income Available to Class A Common Stockholders	$1.7	$—	$8.3	$—
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

BELLRING BRANDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions)

	March 31, 2020	September 30, 2019
ASSETS
Current Assets
Cash and cash equivalents	$76.7	$5.5
Receivables, net	111.2	68.4
Inventories	151.2	138.2
Prepaid expenses and other current assets	10.4	7.4
Total Current Assets	349.5	219.5
Property, net	10.3	11.7
Goodwill	65.9	65.9
Intangible assets, net	285.4	296.5
Other assets	14.5	0.9
Total Assets	$725.6	$594.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$35.0	$—
Accounts payable	56.5	61.7
Other current liabilities	36.5	31.0
Total Current Liabilities	128.0	92.7
Long-term debt	756.4	—
Deferred income taxes	12.8	14.1
Other liabilities	29.7	1.3
Total Liabilities	926.9	108.1
Redeemable noncontrolling interest	1,661.9	—
Stockholders’ Equity
Preferred stock	—	—
Common stock	0.4	—
Accumulated deficit	(1,859.1)	—
Net investment of Post Holdings, Inc.	—	489.0
Accumulated other comprehensive loss	(4.5)	(2.6)
Total Stockholders’ Equity	(1,863.2)	486.4
Total Liabilities and Stockholders’ Equity	$725.6	$594.5
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

BELLRING BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Six Months Ended March 31,
	2020	2019
Cash Flows from Operating Activities
Net earnings including redeemable noncontrolling interest	$50.4	$56.1
Adjustments to reconcile net earnings including redeemable noncontrolling interest to net cash flow (used in) provided by operating activities:
Depreciation and amortization	12.8	12.7
Non-cash stock-based compensation expense	1.1	—
Deferred income taxes	(3.4)	2.6
Other, net	2.5	5.5
Other changes in operating assets and liabilities:
Increase in receivables	(42.7)	(25.1)
Increase in inventories	(12.9)	(34.5)
Increase in prepaid expenses and other current assets	(2.7)	(1.8)
Decrease in other assets	1.2	0.1
Decrease in accounts payable and other current liabilities	(11.4)	(14.7)
Increase in non-current liabilities	—	0.7
Net Cash (Used in) Provided by Operating Activities	(5.1)	1.6

Cash Flows from Investing Activities
Additions to property	(1.2)	(1.4)
Net Cash Used in Investing Activities	(1.2)	(1.4)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	871.0	—
Proceeds from issuance of common stock, net of issuance costs	524.4	—
Repayments of long-term debt	(1,298.7)	—
Payments of debt issuance costs and deferred financing fees	(9.6)	—
Distributions to Post Holdings, Inc., net	(9.5)	(8.0)
Net Cash Provided by (Used in) Financing Activities	77.6	(8.0)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(0.1)	(0.2)
Net Increase (Decrease) in Cash and Cash Equivalents	71.2	(8.0)
Cash and Cash Equivalents, Beginning of Year	5.5	10.9
Cash and Cash Equivalents, End of Period	$76.7	$2.9
 See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

BELLRING BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(in millions)

	As Of and For The Three Months Ended March 31,		As Of and For The Six Months Ended March 31,
	2020	2019	2020	2019
Preferred Stock
Beginning and end of period	$—	$—	$—	$—
Common Stock
Beginning of period	0.4	—	—	—
Issuance of common stock	—	—	0.4	—
End of period	0.4	—	0.4	—
Additional Paid-in Capital
Beginning of period	0.3	—	—	—
Non-cash stock-based compensation expense	0.8	—	1.1	—
Redemption value adjustment to redeemable noncontrolling interest	(1.1)	—	(1.1)	—
End of period	—	—	—	—
Accumulated Deficit
Beginning of period	(2,276.9)	—	—	—
Net earnings available to Class A Common Stockholders	4.2	—	10.2	—
Distribution declared to Post Holdings, Inc.	(11.7)	—	(11.7)	—
Issuance of common stock	—	—	(0.4)	—
Initial public offering	4.7	—	(2,112.4)	—
Reclassification of net investment of Post Holdings, Inc.	—	—	524.4	—
Redemption value adjustment to redeemable noncontrolling interest	420.6	—	(269.2)	—
End of period	(1,859.1)	—	(1,859.1)	—
Net Investment of Post
Beginning of period	—	474.2	489.0	453.1
Net earnings attributable to Post Holdings, Inc.	—	31.0	5.5	56.1
Initial public offering	—	—	29.9	—
Reclassification of net investment of Post Holdings, Inc.	—	—	(524.4)	—
Net decrease in net investment of Post Holdings, Inc.	—	1.5	—	(2.5)
End of period	—	506.7	—	506.7
Accumulated Other Comprehensive Loss
Hedging Adjustments, net of tax
Beginning of period	0.2	—	—	—
Net change in hedges, net of tax	(2.5)	—	(2.3)	—
End of period	(2.3)	—	(2.3)	—
Foreign Currency Translation Adjustments
Beginning of period	(2.2)	(1.7)	(2.6)	(1.4)
Foreign currency translation adjustments	—	(0.4)	0.4	(0.7)
End of period	(2.2)	(2.1)	(2.2)	(2.1)
Total Stockholders’ Equity	$(1,863.2)	$504.6	$(1,863.2)	$504.6
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
On October 21, 2019, BellRing Brands, Inc. (“BellRing Inc.”) closed its initial public offering (the “IPO”) of 39.4 million shares of its Class A common stock, $0.01 par value per share (the “Class A Common Stock”), which number of shares included the underwriters’ exercise in full of their option to purchase up to an additional 5.1 million shares of Class A Common Stock. The IPO was completed at an offering price of $14.00 per share and BellRing Inc. received net proceeds from the IPO of approximately $524.4, after deducting underwriting discounts and commissions, all of which were contributed to BellRing Brands, LLC, a Delaware limited liability company and subsidiary of BellRing Inc. (“BellRing LLC”), in exchange for 39.4 million BellRing LLC non-voting membership units (the “BellRing LLC units”).
As a result of the IPO and certain other transactions completed in connection with the IPO (the “formation transactions”):
•BellRing LLC became the holder of the active nutrition business of Post Holdings, Inc. (“Post”), which until the completion of the IPO, had been comprised of Premier Nutrition Company, LLC (as successor to Premier Nutrition Corporation, “Premier Nutrition”), Dymatize Enterprises, LLC (“Dymatize”), Supreme Protein, LLC, the PowerBar brand and Active Nutrition International GmbH (“Active Nutrition International”).
•BellRing Inc., as a holding company, has no material assets other than its ownership of BellRing LLC units and its indirect interests in the subsidiaries of BellRing LLC and has no independent means of generating revenue or cash flow.
•The members of BellRing LLC are Post and BellRing Inc.
•Post holds 97.5 million BellRing LLC units, equal to 71.2% of the economic interest in BellRing LLC, and one share of Class B common stock of BellRing Inc., $0.01 par value per share (the “Class B Common Stock”), which, for so long as Post or its affiliates (other than the Company) directly own more than 50% of the BellRing LLC units, represents 67% of the combined voting power of the common stock of BellRing Inc. The Class B Common Stock has no dividend or other economic rights. Subject to the terms of the amended and restated limited liability company agreement (the “LLC Agreement”) of BellRing LLC, Post may redeem BellRing LLC units for, at BellRing LLC’s option (as determined by its Board of Managers), (i) shares of Class A Common Stock or (ii) cash (based on the market price of the shares of Class A Common Stock). The redemption of BellRing LLC units for shares of Class A Common Stock will be at an initial redemption rate of one share of Class A Common Stock for one BellRing LLC unit, subject to customary redemption rate adjustments for stock splits, stock dividends and reclassifications. The share of Class B Common Stock is owned by Post and cannot be transferred except to affiliates of Post and its subsidiaries (other than the Company). BellRing Inc. does not intend to list its Class B Common Stock on any stock exchange.
•The public stockholders of BellRing Inc. (i) own 39.4 million shares of Class A Common Stock, which, for so long as Post or its affiliates (other than the Company) directly own more than 50% of the BellRing LLC units, represent 33% of the combined voting power of BellRing Inc. common stock and 100% of the economic interest in BellRing Inc., and (ii) through BellRing Inc.’s ownership of BellRing LLC units, indirectly hold 28.8% of the economic interest in BellRing LLC.
•BellRing Inc. and BellRing LLC will at all times maintain, subject to certain exceptions, a one-to-one ratio between the number of shares of Class A Common Stock issued by BellRing Inc. and the number of BellRing LLC units owned by BellRing Inc.
•BellRing Inc. holds the voting membership unit of BellRing LLC (which represents the power to appoint and remove the members of the Board of Managers of, and no economic interest in, BellRing LLC). BellRing Inc. has the right to appoint the members of the BellRing LLC Board of Managers, and therefore, controls BellRing LLC. The Board of Managers is responsible for the oversight of BellRing LLC’s operations and overall performance and strategy, while the management of the day-to-day operations of the business of BellRing LLC and the execution of business strategy are the responsibility of the officers and employees of BellRing LLC and its subsidiaries. Post, in its capacity as a member of BellRing LLC, does not have the power to appoint any members of the Board of Managers or voting rights with respect to BellRing LLC. Post controls BellRing Inc. through its ownership of the share of Class B Common Stock.
•The financial results of BellRing LLC and its subsidiaries are consolidated with BellRing Inc., and effective as of October 21, 2019, 71.2% of the consolidated net earnings of BellRing LLC are allocated to the redeemable noncontrolling interest (the “NCI”) to reflect the entitlement of Post to a portion of the consolidated net earnings. Prior to October 21, 2019, 100% of the consolidated net earnings of BellRing LLC were allocated to the NCI.
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
For the three and six months ended March 31, 2020, $14.4 and $40.2 of the consolidated net earnings of BellRing LLC were allocated to the NCI, respectively, of which zero and $5.5 reflects the entitlement of Post to 100% of the consolidated net earnings of BellRing LLC prior to the IPO, respectively, and $14.4 and $34.7 reflects the entitlement of Post to 71.2% of the consolidated net earnings of BellRing LLC subsequent to the IPO, respectively. For the three and six months ended March 31, 2019, $31.0 and $56.1 of the consolidated net earnings of BellRing LLC were allocated to the NCI, respectively, to reflect the entitlement of Post to 100% of the consolidated net earnings of BellRing LLC prior to the IPO.
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
Recently Issued
In March 2020, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This ASU provides optional expedients and exceptions for contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by this ASU do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022. This ASU is elective and effective for all entities as of March 12, 2020, the date this ASU was issued. An entity may elect to apply the amendments for contract modifications provided by this ASU as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020. Once elected, this ASU must be applied prospectively for all eligible contract modifications. The Company is currently evaluating the impact of this ASU as it relates to its debt and hedging relationships that reference LIBOR.
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This ASU provides guidance on the measurement of credit losses for most financial assets and certain other instruments. This ASU replaces the current incurred loss impairment approach with a methodology to reflect expected credit losses and requires consideration of a broader range of reasonable and supportable information to explain credit loss estimates.This ASU is effective for annual periods beginning after December 15, 2019 and interim periods therein (i.e., BellRing’s financial statements for the year ending September 30, 2021), with early adoption permitted. The Company is currently evaluating the timing and impact of adopting this ASU.
Recently Adopted
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” This ASU requires a company to recognize right-of-use (“ROU”) assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for lessees, lessors and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842): Targeted Improvements.” This ASU provides an additional transition method by allowing entities to initially apply the new lease standard at the date of adoption with a cumulative effect adjustment to the opening balances of retained earnings in the period of adoption. This ASU also gives lessors the option of electing, as a practical expedient by class of underlying asset, not to separate the lease and non-lease components of a contract when those lease contracts meet certain criteria. The Company adopted these ASUs on October 1, 2019, and utilized the cumulative effect adjustment approach. At adoption, the Company recognized ROU assets and lease liabilities of $14.8 and $16.0, respectively, on the condensed consolidated balance sheet at October 1, 2019. The new standard did not materially impact the statements of operations or cash flows. In addition, the Company provides expanded disclosures related to its leasing arrangements in accordance with these ASUs. For additional information, refer to Note 12.
NOTE 3 — REVENUE
The following table presents net sales by product for the three and six months ended March 31, 2020 and 2019.

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Shakes and other beverages	$211.4	$166.4	$411.2	$302.3
Powders	30.6	29.7	59.6	62.1
Nutrition bars	13.0	16.7	26.9	32.8
Other	2.5	3.7	3.8	5.1
Net Sales	$257.5	$216.5	$501.5	$402.3

NOTE 4 — RELATED PARTY TRANSACTIONS
Prior to the IPO, the Company used certain functions and services performed by Post. These functions and services included legal, finance, internal audit, treasury, information technology support, insurance and tax matters, the use of office and/or data center space; payroll processing services; and tax compliance services. Costs for these functions and services performed by Post were allocated to the Company based on a reasonable activity base (including specific costs, revenue, net assets and headcount, or a combination of such items) or another reasonable method. For the three and six months ended March 31, 2019, allocated costs were $3.2 and $5.5, respectively, including $1.7 and $2.9, respectively, of costs related to the separation from Post. Allocated costs were included in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations. Costs related to the separation from Post were $0.3 and $1.8 for the three and six months ended March 31, 2020, respectively.
After the completion of the IPO, Post continues to provide these services and other services to the Company under a master services agreement (“MSA”). In addition to charges for these services, the Company also incurs certain pass-through charges from Post, primarily relating to stock-based compensation for employees participating in Post’s stock-based compensation plans. MSA fees for the three and six months ended March 31, 2020 were $0.5 and $1.0, respectively, and stock-based compensation expense related to Post’s stock-based compensation plans for the three and six months ended March 31, 2020 were $0.8 and $1.9, respectively. MSA fees and stock-based compensation expense were reported in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations.
The Company sells certain products to Post and its subsidiaries. For the periods prior to the IPO, the amounts related to these transactions were included in the accompanying financial statements based upon transfer prices in effect at the time of the individual transactions. For the periods subsequent to the IPO, these transactions were based upon pricing governed by agreements between the Company and Post and its subsidiaries. These transactions were consistent with prices of similar arm's-length transactions during all periods. During each of the three and six months ended March 31, 2020 and 2019, net sales to, purchases from and royalties paid to Post and its subsidiaries were immaterial.
In connection with the IPO, the Company entered into a series of agreements with Post which govern the ongoing relationship between the Company and Post. These agreements included the LLC Agreement, an employee matters agreement, an investor rights agreement, a tax matters agreement, a tax receivable agreement and the MSA, among others. Under certain of these agreements, the Company incurs expenses payable to Post in connection with certain administrative services provided for varying lengths of time. The Company had receivables and payables with Post of $0.1 and $1.7, respectively, at March 31, 2020, related to MSA fees and pass-through charges owed by the Company to Post, as well as related party sales and purchases. The receivables and payables were included in “Receivables, net” and “Accounts payable,” respectively, on the Condensed Consolidated Balance Sheet. The Company also had a payable to Post of $5.3 at March 31, 2020 related to the quarterly tax distribution from BellRing LLC to Post pursuant to the terms of the LLC Agreement. This amount was included in “Other current liabilities” on the Condensed Consolidated Balance Sheet. During the three and six months ended March 31, 2020, BellRing LLC paid $6.4 to Post for the quarterly tax distribution.
Based on the provisions of the tax receivable agreement, BellRing Inc. must pay to Post (or certain of its transferees or other assignees) 85% of the amount of cash savings, if any, in U.S. federal income tax, as well as state and local income tax and franchise tax (using an assumed tax rate) and foreign tax that BellRing Inc. realizes (or, in some circumstances, is deemed to realize) as a result of (a) the increase in the tax basis of assets of BellRing LLC attributable to (i) the redemption of Post’s (or certain transferees’ or assignees’) BellRing LLC units for shares of Class A Common Stock or cash, (ii) deemed sales by Post (or certain of its transferees or assignees) of BellRing LLC units or assets to BellRing Inc., (iii) certain actual or deemed distributions from BellRing LLC to Post (or certain transferees or assignees) and (iv) certain formation transactions, (b) disproportionate allocations of tax benefits to BellRing Inc. as a result of Section 704(c) of the Internal Revenue Code and (c) certain tax benefits (e.g., imputed interest, basis adjustments, etc.) attributable to payments under the tax receivable agreement. Amounts payable to Post related to the tax receivable agreement were $10.9 at March 31, 2020, and were recorded in “Other liabilities” on the Condensed Consolidated Balance Sheet.
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
Post’s ownership of BellRing LLC units represents an NCI to the Company, which is classified outside of permanent stockholders’ equity as the BellRing LLC units are redeemable at the option of Post, through Post’s ownership of the Company’s Class B Common Stock (see Note 1). The carrying amount of the NCI is the greater of (i) the initial carrying amount, increased or decreased for the NCI’s share of net income or loss, other comprehensive income (“OCI”) or loss and distributions or dividends or (ii) the redemption value. As of March 31, 2020, the carrying amount of the NCI was recorded at its redemption value of $1,661.9. Changes in the redemption value of the NCI are recorded to additional paid-in capital, to the extent available, and “Accumulated deficit” on the Condensed Consolidated Balance Sheet.
As of March 31, 2020, BellRing Inc. owned 28.8% of the outstanding BellRing LLC units. The financial results of BellRing LLC and its subsidiaries were consolidated with BellRing Inc., and 71.2% of the consolidated net earnings of BellRing LLC were allocated to the NCI to reflect the entitlement of Post to a portion of the consolidated net earnings.

The following table summarizes the changes to the Company’s NCI. The period ended March 31, 2020 represents the period beginning October 21, 2019, the effective date of the IPO, and ending March 31, 2020 (see Note 1).

	Three Months Ended March 31, 2020	Period Ended March 31, 2020
Beginning of period	$2,075.2	$—
Net earnings attributable to NCI after IPO	14.4	34.7
Net change in hedges, net of tax	(7.9)	(7.5)
Foreign currency translation adjustments	(0.3)	(0.2)
Impact of IPO	—	1,364.6
Redemption value adjustment to NCI	(419.5)	270.3
End of period	$1,661.9	$1,661.9
The following table summarizes the effects of changes in ownership in BellRing LLC on BellRing Inc.’s equity. The period ended March 31, 2020 represents the period beginning October 21, 2019, the effective date of the IPO, and ending March 31, 2020 (see Note 1).

	Three Months Ended March 31, 2020	Period Ended March 31, 2020
Net earnings available to Class A Common Stockholders	$4.2	$10.2
Transfers to NCI:
Impact of IPO	—	1,364.6
Redemption value adjustment to NCI	(419.5)	270.3
Changes from net earnings available to Class A Common Stockholders and transfers to NCI	$(415.3)	$1,645.1

NOTE 6 — INCOME TAXES
BellRing Inc. holds 28.8% of the economic interest in BellRing LLC (see Note 1), which, as a result of the IPO and formation transactions, is treated as a partnership for U.S. federal income tax purposes. As a partnership, BellRing LLC is itself generally not subject to U.S. federal income tax under current U.S. tax laws.
The effective income tax rate was 10.6% and 13.8% during the three and six months ended March 31, 2020, respectively, and 24.0% and 23.9% during the three and six months ended March 31, 2019, respectively. The decreases in the effective income tax rate compared to each of the prior year periods were primarily due to the Company taking into account for U.S. federal, state and local income tax purposes its 28.8% distributive share of the items of income, gain, loss and deduction of BellRing LLC in the periods subsequent to the IPO as a result of the formation transactions. Prior to the IPO and formation transactions, the Company reported 100% of the income, gain, loss and deduction of BellRing LLC.
In accordance with Accounting Standards Codification (“ASC”) Topic 740, “Income Taxes,” the Company records income tax expense (benefit) for interim periods using the estimated annual effective income tax rate for the full fiscal year adjusted for the impact of discrete items occurring during the interim periods.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was enacted and signed into law. Based on the Company’s review of the CARES Act provisions, it has determined that there were no significant tax impact during the three and six months ended March 31, 2019, respectively, and any tax impacts to the Company have been accounted for.
NOTE 7 — EARNINGS PER SHARE
Basic earnings per share is based on the average number of shares of Class A Common Stock outstanding during the period. Diluted earnings per share is based on the average number of shares of Class A Common Stock used for the basic earnings per share calculation, adjusted for the dilutive effect of stock options and restricted stock units using the “treasury stock” method. In addition, “Net earnings available to Class A Common Stockholders for diluted earnings per share” in the table below has been adjusted for diluted net earnings per share attributable to NCI, to the extent it is dilutive.

BellRing Inc.’s Class B Common Stock does not have economic rights, including rights to dividends or distributions upon liquidation, and is therefore not a participating security. As such, separate presentation of basic and diluted earnings per share of Class B Common Stock under the two-class method has not been presented.
The following table sets forth the computation of basic and diluted earnings per share. The period ended March 31, 2020 represents the period beginning October 21, 2019, the effective date of the IPO, and ending March 31, 2020 (see Note 1). There were no shares of Class A Common Stock outstanding during the three or six months ended March 31, 2019, and as such, no computation of basic and diluted earnings per share has been provided.

	Three Months Ended March 31, 2020	Period Ended March 31, 2020
Net earnings available to Class A Common Stockholders for basic earnings per share	$4.2	$10.2
Dilutive impact of net earnings attributable to NCI	—	—
Net earnings available to Class A Common Stockholders for diluted earnings per share	$4.2	$10.2

Weighted-average shares for basic earnings per share (in millions)	39.4	39.4
Total dilutive restricted stock units (in millions)	0.1	—
Weighted-average shares for diluted earnings per share (in millions)	39.5	39.4

Basic earnings per share of Class A Common Stock	$0.11	$0.26
Diluted earnings per share of Class A Common Stock	$0.11	$0.26
Weighted-average shares for diluted earnings per share excluded 0.1 million equity awards for both the three months ended March 31, 2020 and the period ended March 31, 2020, respectively, as they were anti-dilutive.
NOTE 8 — INVENTORIES

	March 31, 2020	September 30, 2019
Raw materials and supplies	$19.7	$26.4
Work in process	0.1	0.1
Finished products	131.4	111.7
Inventories	$151.2	$138.2

NOTE 9 — PROPERTY, NET

	March 31, 2020	September 30, 2019
Property, at cost	$21.1	$21.1
Accumulated depreciation	(10.8)	(9.4)
Property, net	$10.3	$11.7

NOTE 10 — GOODWILL
The components of “Goodwill” on the Condensed Consolidated Balance Sheets at both March 31, 2020 and September 30, 2019 are presented in the following table.

Goodwill, gross	$180.7
Accumulated impairment losses	(114.8)
Goodwill	$65.9

NOTE 11 — INTANGIBLE ASSETS, NET
Total intangible assets are as follows:

	March 31, 2020			September 30, 2019
	Carrying Amount	Accumulated Amortization	Net Amount	Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	$209.4	$(71.2)	$138.2	$209.4	$(65.5)	$143.9
Trademarks and brands	213.4	(66.2)	147.2	213.4	(60.8)	152.6
Other intangible assets	3.1	(3.1)	—	3.1	(3.1)	—
Intangible assets, net	$425.9	$(140.5)	$285.4	$425.9	$(129.4)	$296.5

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
Lease Portfolio
The Company leases office space, certain warehouses and equipment primarily through operating lease agreements. The Company has no material finance lease agreements. Leases have remaining terms which range from less than 1 year to 7 years and most leases provide the Company with the option to exercise one or more renewal terms.
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
The Company has certain lease arrangements that include variable rental payments. The future variability of these payments and adjustments are unknown and therefore are not included in minimum rental payments used to determine ROU assets and lease liabilities. The Company has lease arrangements where it makes separate payments to the lessor based on the lessor's common area maintenance expenses, property and casualty insurance costs, property taxes assessed on the property and other variable expenses. As the Company has elected the practical expedient not to separate lease and non-lease components, these variable amounts are captured in operating lease expense in the period in which they are incurred. Variable rental payments are recognized in the period in which the associated obligation is incurred.
As most of the Company’s lease arrangements do not provide an implicit interest rate, an incremental borrowing rate (“IBR”) is applied in determining the present value of future payments. The Company’s IBR is selected based upon information available at the lease commencement date.
ROU assets are recorded as “Other assets,” and lease liabilities are recorded as “Other current liabilities” and “Other liabilities” on the Condensed Consolidated Balance Sheet. Operating lease expense is recognized on a straight-line basis over the lease term and is included in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations. Costs associated with finance leases and lease income do not have a material impact on the Company’s financial statements.
Impact of Adoption
The Company utilized the cumulative effect adjustment method of adoption and, accordingly, recorded ROU assets and lease liabilities of $14.8 and $16.0, respectively, on the balance sheet at October 1, 2019. The Company elected the following practical expedients in accordance with ASC Topic 842:
•Reassessment elections — The Company elected the package of practical expedients and did not reassess whether any existing contracts are or contain a lease, provided a lease analysis was conducted under ASC Topic 840. To the extent leases were identified under ASC Topic 840, the Company did not reassess the classification of those leases. Additionally, to the extent initial direct costs were capitalized under ASC Topic 840 and are not amortized as a result of the implementation of ASC Topic 842, they were not reassessed.
•Short-term lease election — ASC Topic 842 allows lessees an option to not recognize ROU assets and lease liabilities arising from short-term leases. A short-term lease is defined as a lease with an initial term of 12 months or less. The Company elected to not recognize short-term leases as ROU assets and lease liabilities on the balance sheet. All short-term leases which are not included on the Company’s balance sheet will be recognized within lease expense. Leases that have an initial term of 12 months or less with an option for renewal will need to be assessed in order to determine if the lease qualifies for the short-term lease exception. If the option is reasonably certain to be exercised, the lease does not qualify as a short-term lease.
•Lease vs non-lease components — The Company elected to combine lease and non-lease components as a single component and the total consideration for the arrangements was accounted for as a lease.
The following table presents the balance sheet location of the Company’s operating leases as of March 31, 2020.

March 31, 2020
ROU assets:
Other assets	$13.4

Lease liabilities:
Other current liabilities	$2.6
Other liabilities	12.0
Total lease liabilities	$14.6
The following table presents maturities of the Company’s operating lease liabilities as of March 31, 2020, presented under ASC Topic 842.

March 31, 2020
Remaining Fiscal 2020	$1.7
Fiscal 2021	2.8
Fiscal 2022	2.8
Fiscal 2023	2.5
Fiscal 2024	2.0
Thereafter	4.8
Total future minimum payments	16.6
Less: Implied interest	(2.0)
Total lease liabilities	$14.6
The following table presents future minimum rental payments under the Company’s noncancellable operating leases as of September 30, 2019, presented under ASC Topic 840.

September 30, 2019
Fiscal 2020	$2.7
Fiscal 2021	2.7
Fiscal 2022	2.7
Fiscal 2023	2.7
Fiscal 2024	1.9
Thereafter	4.7
Total future minimum payments	$17.4

As reported under ASC Topic 842, operating lease expense for the three and six months ended March 31, 2020 was $0.9 and $2.0, respectively, which included immaterial variable lease costs and short-term lease costs in both periods. As reported under ASC Topic 840, rent expense for the three and six months ended March 31, 2019 was $0.9 and $1.6, respectively. Operating cash flows for amounts included in the measurement of the Company’s operating lease liabilities for the six months ended March 31, 2020 were $1.8. ROU assets obtained in exchange for operating lease liabilities during the six months ended March 31, 2020 were immaterial. The weighted average remaining lease term of the Company’s operating leases as of March 31, 2020 was approximately 6 years and the weighted average incremental borrowing rate was 4.2% as of March 31, 2020.
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
At March 31, 2020, the Company had pay-fixed, receive-variable interest rate swaps maturing in December 2022 that require monthly settlements which began on January 31, 2020 and are used as cash flow hedges of forecasted interest payments on its variable rate debt (see Note 15). The interest rate swaps are designated as hedging instruments under ASC Topic 815. At March 31, 2020, the notional amount of interest rate swaps held by the Company was $350.0. No derivative instruments were held by the Company at September 30, 2019.
The following table presents the balance sheet location and fair value of the Company’s derivative instruments on a gross basis, along with the portion designated as hedging instruments under ASC Topic 815, as of March 31, 2020. The Company does not offset derivative assets and liabilities within the Condensed Consolidated Balance Sheet.

Balance Sheet Location	Fair Value	Portion Designated as Hedging Instrument
Other liabilities	$3.8	$3.8
Other noncurrent liabilities	6.8	6.8
Total other liabilities	$10.6	$10.6
At March 31, 2020, accumulated OCI included a $10.6 net hedging loss before taxes ($9.8 after taxes). During the three and six months ended March 31, 2020, net hedging losses of $11.0 and $10.4 were recognized in OCI, respectively, and net hedging gains of $0.2 were reclassified from accumulated OCI to “Interest expense, net” in the Condensed Consolidated Statements of Operations. Approximately $3.8 of the net hedging loss reported in accumulated OCI at March 31, 2020 is expected to be reclassified into earnings within the next 12 months. The reclassification will occur on a straight-line basis over the term of the related debt.
NOTE 14 — FAIR VALUE MEASUREMENTS
The following table represents the Company’s liabilities and NCI measured at fair value on a recurring basis and the basis for that measurement according to the levels in the fair value hierarchy in ASC Topic 820.

	March 31, 2020
	Total	Level 1	Level 2
Derivative liabilities	$10.6	$—	$10.6

NCI	$1,661.9	$1,661.9	$—
The Company’s calculation of the fair value of interest rate swaps is derived from a discounted cash flow analysis based on the terms of the contract and the interest rate curve on a recurring basis. There were no such derivative liabilities as of September 30, 2019. The fair value of the NCI is calculated as its redemption value based on the stock price and number of BellRing LLC units owned by Post as of March 31, 2020 (see Note 5). The Company did not have an NCI as of September 30, 2019.
The Company’s financial assets and liabilities include cash and cash equivalents, receivables and accounts payable for which the carrying value approximates fair value due to their short maturities (less than 12 months). The Company does not record its short-term and long-term debt at fair value on the Condensed Consolidated Balance Sheets. The fair value of outstanding borrowings under the Revolving Credit Facility (as defined in Note 15) as of March 31, 2020 approximated its carrying value. Based on current market rates, the fair value (Level 2) of the Term B Facility (as defined in Note 15) was $625.8 as of March 31, 2020. The Company did not have short-term or long-term debt as of September 30, 2019.
Certain assets and liabilities, including property, plant and equipment, goodwill and other intangible assets, are measured at fair value on a non-recurring basis.
NOTE 15 — LONG-TERM DEBT
The components of “Long-term debt” on the Condensed Consolidated Balance Sheet at March 31, 2020 are presented in the following table. No long-term debt was held by the Company at September 30, 2019.

March 31, 2020
Term B Facility	$691.3
Revolving Credit Facility	120.0
811.3
Less: Current portion of long-term debt	(35.0)
Debt issuance costs, net	(7.5)
Unamortized discount	(12.4)
Long-term debt	$756.4
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
Credit Agreement
On October 21, 2019, BellRing LLC entered into a credit agreement (the “Credit Agreement”) which provides for a term B loan facility in an aggregate principal amount of $700.0 (the “Term B Facility”) and a revolving credit facility in an aggregate principal amount of $200.0 (the “Revolving Credit Facility”), with the commitments under the Revolving Credit Facility to be made available to BellRing LLC in U.S. Dollars, Euros and Pounds Sterling. Letters of credit are available under the Credit Agreement in an aggregate amount of up to $20.0. The outstanding amounts under the Revolving Credit Facility and Term B Facility must be repaid on or before October 21, 2024.
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
During the three and six months ended March 31, 2020, BellRing LLC borrowed $65.0 and $185.0 under the Revolving Credit Facility, respectively, and repaid $25.0 and $65.0 on the Revolving Credit Facility, respectively. As of March 31, 2020, the available borrowing capacity under the Revolving Credit Facility was $80.0, and there were no outstanding letters of credit.

Borrowings under the Term B Facility bear interest, at the option of BellRing LLC, at an annual rate equal to either (a) the Eurodollar rate or (b) the base rate determined by reference to the greatest of (i) the prime rate, (ii) the federal funds effective rate plus 0.50% per annum and (iii) the one-month Eurodollar rate plus 1.00% per annum, in each case plus an applicable margin of 5.00% for Eurodollar rate-based loans and 4.00% for base rate-based loans. The Term B Facility requires quarterly scheduled amortization payments of $8.75 which began on March 31, 2020, with the balance to be paid at maturity on October 21, 2024. The Term B Facility contains customary mandatory prepayment provisions, including provisions for mandatory prepayment (a) from the net cash proceeds of certain asset sales and (b) beginning with the fiscal year ending September 30, 2020, of 75% of consolidated excess cash flow (which percentage will be reduced to 50% if the secured net leverage ratio is less than or equal to 3.35:1.00 as of a fiscal year end). The Term B Facility may be optionally prepaid at 101% of the principal amount prepaid at any time during the first 12 months following the closing of the Term B Facility, and without premium or penalty thereafter.
Borrowings under the Revolving Credit Facility bear interest, at the option of BellRing LLC, at an annual rate equal to either the Eurodollar rate or the base rate (determined as described above) plus a margin, which initially were 4.25% for Eurodollar rate-based loans and 3.25% for base rate-based loans, and thereafter, will be determined by reference to the secured net leverage ratio, with the applicable margin for Eurodollar rate-based loans and base rate-based loans being (i) 4.25% and 3.25%, respectively, if the secured net leverage ratio is greater than or equal to 3.50:1.00, (ii) 4.00% and 3.00%, respectively, if the secured net leverage ratio is less than 3.50:1.00 and greater than or equal to 2.50:1.00 or (iii) 3.75% and 2.75%, respectively, if the secured net leverage ratio is less than 2.50:1.00. Facility fees on the daily unused amount of commitments under the Revolving Credit Facility were initially accrued at the rate of 0.50% per annum and thereafter, depending on BellRing LLC’s secured net leverage ratio, will accrue at rates ranging from 0.25% to 0.50% per annum.
Under the terms of the Credit Agreement, BellRing LLC is required to comply with a financial covenant requiring it to maintain a total net leverage ratio not to exceed 6.00 to 1.00, measured as of the last day of each fiscal quarter. The total net leverage ratio of BellRing LLC did not exceed this threshold as of March 31, 2020.
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
BellRing LLC’s obligations under the Credit Agreement are unconditionally guaranteed by its existing and subsequently acquired or organized direct and indirect domestic subsidiaries (other than immaterial domestic subsidiaries and certain excluded subsidiaries) and are secured by security interests in substantially all of BellRing LLC’s assets and the assets of its subsidiary guarantors, but excluding, in each case, real property (subject to limited exceptions).
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
Other than legal fees, no expense related to this litigation was incurred during the three or six months ended March 31, 2020 or 2019. At both March 31, 2020 and September 30, 2019, the Company had accrued $8.5 related to this matter that was included in “Other current liabilities” on the Condensed Consolidated Balance Sheets.
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
NOTE 17 — STOCKHOLDERS’ EQUITY
On October 21, 2019, 50.0 million shares of preferred stock were authorized pursuant to BellRing Inc.’s Amended and Restated Certificate of Incorporation. There were no shares of BellRing Inc.’s preferred stock issued or outstanding as of March 31, 2020.
Additionally, on October 21, 2019, 500.0 million shares of Class A Common Stock and one share of Class B Common Stock were authorized pursuant to BellRing Inc.’s Amended and Restated Certificate of Incorporation. The share of Class B Common Stock was issued to Post in exchange for 1,000 shares of BellRing Inc.’s common stock, par value $0.01 per share, initially issued to Post in connection with BellRing Inc.’s incorporation. These common shares were outstanding as of September 30, 2019 and were cancelled on October 21, 2019 as part of the exchange. BellRing Inc. initially issued 39.4 million shares of Class A Common Stock on October 21, 2019 in connection with the IPO, which were also outstanding as of March 31, 2020. One share of Class B Common Stock was issued and outstanding as of March 31, 2020.
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

On October 21, 2019, BellRing Brands Inc. (“BellRing Inc.”) closed its initial public offering (the “IPO”) of 39.4 million shares of its Class A common stock, $0.01 par value per share (the “Class A Common Stock”), which number of shares included the underwriters’ exercise in full of their option to purchase up to an additional 5.1 million shares of Class A Common Stock. The IPO was completed at an offering price of $14.00 per share and BellRing Inc. received net proceeds from the IPO of approximately $524.4 million, after deducting underwriting discounts and commissions, all of which were contributed to BellRing Brands, LLC, a Delaware limited liability company and BellRing Inc.’s subsidiary (“BellRing LLC”), in exchange for 39.4 million BellRing LLC non-voting membership units (the “BellRing LLC units”).
As a result of the IPO and certain other transactions completed in connection with the IPO (the “formation transactions”), BellRing Inc. became the holder of the historical active nutrition business of Post Holdings, Inc. (“Post”), which until the completion of the IPO, had been comprised of Premier Nutrition Company, LLC (the successor of Premier Nutrition Corporation), Dymatize Enterprises, LLC, Supreme Protein, LLC, the PowerBar brand and Active Nutrition International GmbH. As a holding company, BellRing Inc. has no material assets other than its ownership of BellRing LLC units and its indirect interests in the subsidiaries of BellRing LLC and has no independent means of generating revenue or cash flow. For additional information on the IPO, see Note 1 within “Notes to Condensed Consolidated Financial Statements.”
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
As of March 31, 2020, BellRing Inc. owned 28.8% of the outstanding BellRing LLC units. The financial results of BellRing LLC and its subsidiaries were consolidated with BellRing Inc., and effective as of October 21, 2019, 71.2% of the consolidated net earnings of BellRing LLC were allocated to the redeemable noncontrolling interest (the “NCI”) to reflect the entitlement of Post to a portion of the consolidated net earnings.
COVID-19
The COVID-19 pandemic has created global economic disruption and uncertainty, including in our business. We are closely monitoring the impact of the COVID-19 pandemic and are taking necessary actions to ensure our ability to safeguard the health of our employees, maintain the continuity of our supply chain to serve customers and manage our financial performance and liquidity. Examples of actions we have taken in response to the pandemic include enhancing facility safety measures, working closely with public health officials to follow additional health and safety guidelines and drawing an additional $65.0 million of our revolving credit facility to further enhance liquidity.
Since the effects of the COVID-19 pandemic, including the actions of public health and other governmental officials in response to the pandemic, began to impact the category in which we operate, our products sold through the food, drug and mass (“FDM”), club and eCommerce channels generally experienced an increase in sales driven by consumer pantry loading during March. However, there is no guarantee that such increase in sales will continue or be realized. Other actions in response to the pandemic, such as store closures and domestic and international governmental “stay at home” orders , have negatively impacted sales for Dymatize and PowerBar products sold in specialty channels. For additional discussion, refer to “Liquidity and Capital Resources” and “Cautionary Statement on Forward-Looking Statements,” within this section, as well as “Risk Factors” in Part II of this report.
Lease Accounting
On October 1, 2019, we adopted Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842),” and ASU 2018-11, “Leases (Topic 842): Targeted Improvements.” At adoption, we recognized right-of-use assets and lease liabilities of $14.8 million and $16.0 million, respectively, on the balance sheet at October 1, 2019. For additional information regarding the ASUs, refer to Notes 2 and 12 within “Notes to Condensed Consolidated Financial Statements.”

RESULTS OF OPERATIONS

	Three Months Ended March 31,				Six Months Ended March 31,
			favorable/(unfavorable)				favorable/(unfavorable)
dollars in millions	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Net Sales	$257.5	$216.5	$41.0	19%	$501.5	$402.3	$99.2	25%

Operating Profit	$35.1	$40.8	$(5.7)	(14)%	$84.4	$73.7	$10.7	15%
Interest expense, net	14.3	—	(14.3)	(100)%	25.9	—	(25.9)	(100)%
Income tax expense	2.2	9.8	7.6	78%	8.1	17.6	9.5	54%
Less: Net earnings attributable to NCI	14.4	31.0	16.6	54%	40.2	56.1	15.9	28%
Net Earnings Available to Class A Common Stockholders	$4.2	$—	$4.2	100%	$10.2	$—	$10.2	100%
Net Sales
Net sales increased $41.0 million, or 19%, during the three months ended March 31, 2020, compared to the corresponding prior year period. Sales of Premier Protein products were up $44.2 million, or 26%, with volume up 27%. Volume increases were driven by higher RTD protein shake product volumes which primarily related to increased consumer purchases in response to the COVID-19 pandemic, distribution gains, increased promotional activity and lapping short-term capacity constraints in the second quarter of 2019. This positive impact was partially offset by a decrease in average net selling prices in the three months ended March 31, 2020 due to increased promotional spending. Sales of Dymatize products were down $0.7 million, or 2%, with volume up 1%. Sales decreased primarily due to an unfavorable sales mix resulting from an increase in lower-priced powder volumes. Volumes increased primarily due to eCommerce gains partially offset by lower FDM sales (lapping prior year promotional activity) and international sales (resulting largely from temporary specialty retail store closures in reaction to the COVID-19 pandemic). Sales of PowerBar products were down $2.5 million, or 20%, with volume down 27%, driven by lower international volumes associated with lapping a prior year distribution center transition and planned product discontinuations of certain products in North America. Sales of all other products were flat during the three months ended March 31, 2020 compared to the corresponding prior year period.
Net sales increased $99.2 million, or 25%, during the six months ended March 31, 2020, compared to the corresponding prior year period. Sales of Premier Protein products were up $107.4 million, or 34%, with volume up 32%. Volume increases were driven by higher RTD protein shake product volumes which primarily related to distribution gains, lapping short-term capacity constraints in the prior year period and increased consumer purchases in response to the COVID-19 pandemic. Average net selling prices increased in the six months ended March 31, 2020 resulting from targeted price increases that occurred in the second quarter of fiscal 2019. Sales of Dymatize products were down $3.7 million, or 6%, with volume down 1%. Sales decreased primarily due to an unfavorable sales mix resulting from an increase in lower-priced powder volumes. Volumes decreased primarily due to lower FDM sales (lapping prior year promotional activity) and lower international sales (resulting largely from temporary specialty retail store closures in reaction to the COVID-19 pandemic), partially offset by higher eCommerce volumes. Sales of PowerBar products were down $3.7 million, or 16%, with volume down 27%, driven by planned product discontinuations of certain products in North America and lower international volumes associated with lapping a prior year distribution center transition. Sales of all other products were down $0.8 million.
Operating Profit
Operating profit decreased $5.7 million, or 14%, during the three months ended March 31, 2020, when compared to the prior year period. This decrease was primarily driven by increased advertising and promotional spend of $9.9 million, higher net product costs of $4.8 million, as unfavorable raw materials costs were partially offset by lower manufacturing and freight costs, higher employee-related expenses of $2.2 million and incremental public company costs of $2.7 million (including higher stock-based compensation expense of $0.8 million). These negative impacts were partially offset by higher net sales, as previously discussed, and lower costs related to the separation from Post of $1.4 million.
Operating profit increased $10.7 million, or 15%, during the six months ended March 31, 2020, when compared to the prior year period. This increase was primarily driven by higher net sales, as previously discussed, partially offset by higher net product costs of $6.5 million, as unfavorable raw materials costs were partially offset by lower manufacturing and freight costs, increased advertising and promotional spending of $11.7 million, higher employee-related expenses of $5.0 million, incremental public company costs of $4.8 million (including higher stock-based compensation expense of $1.7 million) and higher warehousing costs of $2.3 million.

Interest Expense, Net
Interest expense, net was $14.3 million and $25.9 million during the three and six months ended March 31, 2020, respectively, compared to zero during each of the three and six months ended March 31, 2019. The increases in interest expense each period were due to the issuance of debt in the first quarter of fiscal 2020. We had no debt outstanding in fiscal 2019. See Note 15 for additional information on our debt.
Income Taxes
Our effective income tax rate was 10.6% and 13.8% during the three and six months ended March 31, 2020, respectively, and 24.0% and 23.9% during the three and six months ended March 31, 2019, respectively. The decrease in the effective income tax rate compared to each of the prior year periods was primarily due to us taking into account for U.S. federal income tax purposes our 28.8% distributive share of the items of income, gain, loss and deduction of BellRing LLC in the periods subsequent to the IPO as a result of the formation transactions. Prior to the IPO and formation transactions, we reported 100% of the income, gain, loss and deduction of BellRing LLC. In accordance with Accounting Standards Codification (“ASC”) Topic 740, “Income Taxes,” we recorded income tax expense for interim periods using the estimated annual effective income tax rate for the full fiscal year adjusted for the impact of discrete items occurring during the interim periods.
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
On October 21, 2019, BellRing LLC entered into a credit agreement (“Credit Agreement”) which provides for a term B loan facility in an aggregate principal amount of $700.0 million (the “Term B Facility”), and a revolving credit facility in an aggregate principal amount of $200.0 million (the “Revolving Credit Facility”). During the three months ended December 31, 2019, BellRing LLC borrowed the full amount under the Term B Facility and $120.0 million under the Revolving Credit Facility and used the proceeds, together with the net proceeds of the IPO that were contributed to it by BellRing Inc., (i) to repay in full the $1,225.0 million of borrowings under the Bridge Loan and all interest thereunder and related costs and expenses, (ii) to pay directly, or reimburse Post for, as applicable, all fees and expenses incurred by BellRing LLC or Post in connection with the IPO and the formation transactions, (iii) to reimburse Post for the amount of cash on BellRing LLC’s balance sheet immediately prior to the completion of the IPO and (iv) for general corporate and working capital purposes, as well as to repay $40.0 million of borrowings under the Revolving Credit Facility.
BellRing LLC has $80.0 million of available borrowing capacity under the secured Revolving Credit Facility as of March 31, 2020, and letters of credit are available under the Revolving Credit Facility in an aggregate amount of up to $20.0 million. During the second quarter of fiscal 2020, BellRing LLC borrowed $65.0 million and repaid $25.0 million under the Revolving Credit Facility.
For additional information on the IPO, the formation transactions and the Credit Agreement, see Notes 1 and 15 within “Notes to Condensed Consolidated Financial Statements.”
We expect to generate positive cash flows from operations and believe our cash on hand, cash flows from operations and possible future credit facilities will be sufficient to satisfy our future working capital requirements, research and development activities and other financing requirements for the foreseeable future. Our asset-light business model requires modest capital expenditures, with annual capital expenditures over the last three fiscal years averaging less than 1% of net sales. No significant capital expenditures are planned for the remainder of fiscal 2020. Our ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures and other business risk factors. As a result of uncertainties in the near-term outlook for our business caused by the COVID-19 pandemic, we have taken steps to limit spending on travel and other operating expenses, and we continue to focus on cash flow generation and have borrowed under BellRing LLC’s Revolving Credit Facility in order to increase our cash position and financial flexibility. If we are unable to generate sufficient cash flows from operations, or otherwise to comply with the terms of BellRing LLC’s credit facilities, we may be required to seek additional financing alternatives.
The following table shows select cash flow data, which is discussed below.

	Six Months Ended March 31,
dollars in millions	2020	2019
Cash (used in) provided by:
Operating activities	$(5.1)	$1.6
Investing activities	(1.2)	(1.4)
Financing activities	77.6	(8.0)
Effect of exchange rate changes on cash and cash equivalents	(0.1)	(0.2)
Net increase (decrease) in cash and cash equivalents	$71.2	$(8.0)
Operating Activities
Cash used in operating activities for the six months ended March 31, 2020 was $5.1 million compared to cash provided by operating activities of $1.6 million in the prior year period. The decrease was primarily driven by higher interest payments of $23.4 million due to the increase in the principal balance of our outstanding debt and incremental income tax payments of $3.3 million. These increased cash outflows were partially offset by higher operating profit and favorable working capital changes of $6.4 million, primarily due to the build up of inventory in the prior year period related to short-term supply constraints partially offset by fluctuations in the timing of sales and collections of trade receivables.
Investing Activities
Cash used in investing activities for the six months ended March 31, 2020 decreased $0.2 million compared to the prior year period, resulting from a decrease in capital expenditures.
Financing Activities
Cash provided by financing activities for the six months ended March 31, 2020 was $77.6 million compared to cash used in financing activities of $8.0 million in the prior year period. In the six months ended March 31, 2020, BellRing LLC received proceeds of $686.0 million, net of discount, related to the issuance of the Term B Facility and drew an aggregate of $185.0 million on the Revolving Credit Facility. In addition, BellRing Inc. received $524.4 million from the issuance of its Class A Common Stock in conjunction with the IPO. BellRing LLC had net cash transfers of $9.5 million to Post which included cash deposits prior to the IPO and a tax distribution to Post pursuant to BellRing LLC’s amended and restated limited liability company agreement. BellRing LLC also repaid the $1,225.0 million outstanding principal balance of the Bridge Loan assumed from Post, repaid $65.0 million of outstanding borrowings on the Revolving Credit Facility and repaid $8.7 million on the principal balance of the Term B Facility. In connection with the issuance of BellRing LLC’s long-term debt, BellRing LLC paid $9.6 million in debt issuance costs and deferred financing fees. In the six months ended March 31, 2019, financing activities primarily related to cash transfers to and from Post, including cash deposits to Post and cash borrowings received from Post used to fund operations or capital expenditures and allocations of Post’s corporate expenses.
Debt Covenants
Under the terms of the Credit Agreement, BellRing LLC is required to comply with a financial covenant requiring BellRing LLC to maintain a total net leverage ratio (as defined in the Credit Agreement) not to exceed 6.00 to 1.00, measured as of the last day of each fiscal quarter. BellRing LLC was in compliance with its financial covenant as of March 31, 2020, and we do not believe non-compliance is reasonably likely in the foreseeable future.
The Credit Agreement provides for incremental revolving and term facilities, and also permits other secured or unsecured debt, if, among other conditions, certain financial ratios are met, as defined and specified in the Credit Agreement.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
On October 1, 2019, we adopted ASU 2016-02, “Leases (Topic 842),” and ASU 2018-11, “Leases (Topic 842): Targeted Improvements.” For additional information, refer to Notes 2 and 12 within “Notes to Condensed Consolidated Financial Statements.”
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
CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS
Forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are made throughout this report, including statements regarding the effect of the COVID-19 pandemic on our business and our continuing response to the COVID-19 pandemic. These forward-looking statements are sometimes identified from the use of forward-looking words such as “believe,” “should,” “could,” “potential,” “continue,” “expect,” “project,” “estimate,” “predict,” “anticipate,” “aim,” “intend,” “plan,” “forecast,” “target,” “is likely,” “will,” “can,” “may,” or “would” or the negative of these terms or similar expressions elsewhere in this report. Our results of operations, financial condition and cash flows may differ materially from those in the forward-looking statements. Such statements are based on management’s current views and assumptions and involve risks and uncertainties that could affect expected results. Those risks and uncertainties include, but are not limited to, the following:
•the impact of the COVID-19 pandemic, including negative impacts on the global economy and capital markets, our ability and the ability of our third party manufacturers to manufacture and deliver our products, our supply chain and our operations generally;
•disruptions or inefficiencies in the supply chain, including as a result of our reliance on third party suppliers or manufacturers for the manufacturing of many of our products, pandemics, changes in weather conditions, natural disasters, agricultural diseases and pests and other events beyond our control;
•significant volatility in the costs or availability of certain commodities (including raw materials and packaging used to manufacture our products), higher freight costs or higher energy costs;
•changes in economic conditions, disruptions in the United States and global capital and credit markets, changes in interest rates and fluctuations in foreign currency exchange rates;
•our ability to attract key employees, loss of key employees, employee absenteeism, labor strikes, work stoppages or unionization efforts;
•our high leverage, our ability to obtain additional financing (including both secured and unsecured debt) and our ability to service our outstanding debt (including covenants that restrict the operation of our business);
•our dependence on sales from our RTD protein shakes;
•our dependence on a limited number of third party contract manufacturers and suppliers for the manufacturing of most of our products, including one manufacturer for the substantial majority of our RTD protein shakes;
•our operation in a category with strong competition;
•our reliance on a limited number of third party suppliers to provide certain ingredients and packaging;
•consolidation in our distribution channels;
•our ability to anticipate and respond to changes in consumer and customer preferences and trends and to introduce new products;
•our ability to maintain favorable perceptions of our brands;
•our ability to expand existing market penetration and enter into new markets;
•allegations that our products cause injury or illness, product recalls and withdrawals and product liability claims and other litigation;
•legal and regulatory factors, such as compliance with existing laws and regulations and changes to and new laws and regulations affecting our business, including current and future laws and regulations regarding food safety and advertising;
•our ability to manage our growth and to identify, complete and integrate any acquisitions or other strategic transactions;
•fluctuations in our business due to changes in our promotional activities and seasonality;
•risks associated with our international business;
•risks related to our ongoing relationship with Post, including Post’s control over us and ability to control the direction of our business, conflicts of interest or disputes that may arise between Post and us and our obligations under various agreements with Post, including under the tax receivable agreement;
•the loss of, a significant reduction of purchases by or the bankruptcy of a major customer;
•the ultimate impact litigation or other regulatory matters may have on us;
•the accuracy of our market data and attributes and related information;
•economic downturns that limit customer and consumer demand for our products;
•our ability to protect our intellectual property and other assets;
•costs, business disruptions and reputational damage associated with information technology failures, cybersecurity incidents and/or information security breaches;
•risks associated with our public company status, including our ability to operate as a separate public company following the IPO and the additional expenses we will incur to create the corporate infrastructure to operate as a public company;
•changes in estimates in critical accounting judgments;
•impairment in the carrying value of goodwill or other intangibles;
•significant differences in our actual operating results from any guidance we may give regarding our performance;
•our ability to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002; and
•other risks and uncertainties included under “Risk Factors” in this report and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019, filed with the SEC on November 22, 2019.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
The COVID-19 pandemic has resulted in significant volatility and uncertainty in the markets in which the Company operates. At the time of this filing, the Company is unable to predict or determine the impacts that the COVID-19 pandemic may have on its exposure to market risk from commodity prices, foreign currency exchange rates and interest rates, among others. For additional discussion, refer to “Liquidity and Capital Resources” and “Cautionary Statement on Forward-Looking Statements” within this Item 2 of this report, as well as “Risk Factors” in Part II of this report.
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
Interest Rate Risk
Long-term debt
As of March 31, 2020, BellRing LLC had an aggregate principal amount of $691.3 million outstanding on its Term B Facility and an aggregate principal amount of $120.0 million outstanding under its Revolving Credit Facility. Borrowings under the Term B Facility and the Revolving Credit Facility bear interest at variable rates. Including the impact of interest rate swaps, a hypothetical 10% increase in interest rates would have an immaterial impact on both interest expense and interest paid during the three and six months ended March 31, 2020. BellRing LLC had no outstanding debt as of September 30, 2019. For additional information regarding BellRing LLC’s debt, see Note 15 within “Notes to Condensed Consolidated Financial Statements.”
Interest rate swaps
As of March 31, 2020, the Company had interest rate swaps with a notional value of $350.0 million. A hypothetical 10% adverse change in interest rates would have decreased the fair value of the interest rate swaps by approximately $1 million as of March 31, 2020. The Company held no interest rate swaps as of September 30, 2019. For additional information regarding the Company’s interest rate swap contracts, see Note 13 within “Notes to Condensed Consolidated Financial Statements.”
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
Changes in Internal Control Over Financial Reporting
There were no significant changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
ITEM 1A. RISK FACTORS.
In addition to the information set forth elsewhere in this Quarterly Report on Form 10-Q and the risk factor set forth below, you should carefully consider the risk factors we previously disclosed in our Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission on November 22, 2019, as of and for the year ended September 30, 2019 (the “Form 10-K”). These risks could materially and adversely affect our business, financial condition, results of operations and cash flows. The enumerated risks have been or may be heightened, or in some cases manifested, by the impacts of the COVID-19 pandemic and are not the only risks we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business, financial condition, results of operations and cash flows.
The COVID-19 pandemic has negatively impacted and is expected to continue to negatively impact the global economy and capital markets. In addition the COVID-19 pandemic has and we expect it to continue to impact our financial and operational performance.
The COVID-19 pandemic has and is likely to continue to negatively impact the global economy and capital markets, which could result in a prolonged economic downturn or a global economic recession. These impacts could limit our ability to satisfy our debt obligations or the cost or availability of additional capital transactions. As of March 31, 2020, we had $756.4 million in aggregate principal amount debt and $76.7 million in cash and cash equivalents.
In addition, the regional or global impact of the outbreak, including official or unofficial quarantines and governmental restrictions on activities taken in response to such event, could limit our ability and the ability of our third party manufacturers to manufacture and deliver our products, which would have a material adverse impact on our business, financial condition, results of operations and cash flows. The impact of the COVID-19 pandemic could include voluntary or mandatory closures of our facilities, interruptions in our supply chain, which could impact the cost or availability of materials, restrictions on our ability to deliver our products, closures of our customers and labor shortages. The COVID-19 pandemic could result in reduced consumer demand for our products due to, among other things, reduced consumer traffic in locations where our products are sold. Also, the voluntary or mandatory closure of clubs, FDM, eCommerce and other retailers where our products are sold could result in a decrease in the sale of our products. We may incur additional expenses to comply with new requirements imposed by governmental authorities, including purchases of equipment or supplies that are in high demand, as well as engaging third party resources.
These and other impacts of the COVID-19 pandemic have heightened, or in some cases manifested, many of the other risks we previously disclosed in the “Risk Factors” section of the Form 10-K, any of which could have a material effect on us. This situation is changing rapidly and additional impacts may arise that we are not aware of as of the date hereof. The extent and potential short and long term impact of the COVID-19 pandemic on our business, financial condition, results of operations and cash flows, which could be material, will depend on future developments, including the duration, severity and spread of the pandemic, actions that have and may be taken by governmental authorities in response to the pandemic and the impact on our supply chain, operations, workforce and the financial markets, all of which are highly uncertain and cannot be predicted.

ITEM 6. EXHIBITS.
The following exhibits are either provided with this Form 10-Q or are incorporated herein by reference.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of BellRing Brands, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on October 21, 2019)
3.2	Amended and Restated Bylaws of BellRing Brands, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on October 21, 2019)
4.1	Form of Class A Common Stock Certificate of BellRing Brands, Inc. (Incorporated by reference to Exhibit 4.1 to the Company’s Form S-1 filed on September 20, 2019)
10.23	First Amendment to Credit Agreement, dated as of February 21, 2020, by and among BellRing Brands, LLC and Credit Suisse AG, Cayman Islands Branch, as administrative agent
31.1	Certification of Robert V. Vitale pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 8, 2020
31.2	Certification of Darcy H. Davenport pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 8, 2020
31.3	Certification of Paul A. Rode pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 8, 2020
32.1	Certification of Robert V. Vitale, Darcy H. Davenport and Paul A. Rode, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 8, 2020
101	Interactive Data File (Form 10-Q for the quarterly period ended March 31, 2020 filed in iXBRL (Inline eXtensible Business Reporting Language)). The financial information contained in the iXBRL-related documents is “unaudited” and “unreviewed.”
104	The cover page from the Company’s Form 10-Q for the quarterly period ended March 31, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, BellRing Brands, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BELLRING BRANDS, INC.
Date:	May 8, 2020	By:	/s/ Darcy H. Davenport
Darcy H. Davenport
President and Chief Executive Officer