Form 10-Q
period 2020-06-30
BELLRING BRANDS, INC.
filed 2020-08-07
CIK 1772016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________
FORM 10-Q
__________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR
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
Class A Common Stock, $0.01 Par Value – 39,428,571 shares as of August 3, 2020
Class B Common Stock, $0.01 Par Value - 1 share as of August 3, 2020

BELLRING BRANDS, INC.
QUARTERLY REPORT ON FORM 10-Q

i

PART I. FINANCIAL INFORMATION.
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED).
BELLRING BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Net Sales	$204.2	$237.6	$705.7	$639.9
Cost of goods sold	135.5	147.1	457.5	404.8
Gross Profit	68.7	90.5	248.2	235.1
Selling, general and administrative expenses	32.6	32.2	116.6	92.0
Amortization of intangible assets	5.5	5.5	16.6	16.6
Operating Profit	30.6	52.8	115.0	126.5
Interest expense, net	15.3	—	41.2	—
Earnings before Income Taxes	15.3	52.8	73.8	126.5
Income tax expense	1.1	12.5	9.2	30.1
Net Earnings Including Redeemable Noncontrolling Interest	14.2	40.3	64.6	96.4
Less: Net earnings attributable to redeemable noncontrolling interest	10.9	40.3	51.1	96.4
Net Earnings Available to Class A Common Stockholders	$3.3	$—	$13.5	$—

Earnings per share of Class A Common Stock:
Basic	$0.08	$—	$0.34	$—
Diluted	$0.08	$—	$0.34	$—

Weighted-Average shares of Class A Common Stock Outstanding:
Basic	39.4	—	39.4	—
Diluted	39.5	—	39.5	—
 See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

BELLRING BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in millions)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Net Earnings Including Redeemable Noncontrolling Interest	$14.2	$40.3	$64.6	$96.4
Hedging adjustments:
Net loss on derivatives	—	—	(10.4)	—
Reclassifications to net earnings	0.6	—	0.4	—
Foreign currency translation adjustments:
Unrealized foreign currency translation adjustments	0.4	0.3	0.6	(0.4)
Tax (expense) benefit on other comprehensive income (loss):
Net loss on derivatives	(0.1)	—	0.7	—
Total Other Comprehensive Income (Loss) Including Redeemable Noncontrolling Interest	0.9	0.3	(8.7)	(0.4)
Less: Comprehensive income attributable to redeemable noncontrolling interest	11.6	40.6	44.1	96.0
Total Comprehensive Income Available to Class A Common Stockholders	$3.5	$—	$11.8	$—
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

BELLRING BRANDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions)

	June 30, 2020	September 30, 2019
ASSETS
Current Assets
Cash and cash equivalents	$22.5	$5.5
Receivables, net	74.9	68.4
Inventories	184.6	138.2
Prepaid expenses and other current assets	8.6	7.4
Total Current Assets	290.6	219.5
Property, net	9.9	11.7
Goodwill	65.9	65.9
Intangible assets, net	279.9	296.5
Other assets	13.6	0.9
Total Assets	$659.9	$594.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$35.0	$—
Accounts payable	63.7	61.7
Other current liabilities	28.4	31.0
Total Current Liabilities	127.1	92.7
Long-term debt	683.9	—
Deferred income taxes	12.7	14.1
Other liabilities	29.3	1.3
Total Liabilities	853.0	108.1
Redeemable noncontrolling interest	1,943.6	—
Stockholders’ Equity
Preferred stock	—	—
Common stock	0.4	—
Accumulated deficit	(2,132.8)	—
Net investment of Post Holdings, Inc.	—	489.0
Accumulated other comprehensive loss	(4.3)	(2.6)
Total Stockholders’ Equity	(2,136.7)	486.4
Total Liabilities and Stockholders’ Equity	$659.9	$594.5
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

BELLRING BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Nine Months Ended June 30,
	2020	2019
Cash Flows from Operating Activities
Net earnings including redeemable noncontrolling interest	$64.6	$96.4
Adjustments to reconcile net earnings including redeemable noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	19.0	19.0
Unrealized loss on interest rate swaps	1.2	—
Non-cash stock-based compensation expense	1.8	—
Deferred income taxes	(3.6)	2.3
Other, net	3.9	8.3
Other changes in operating assets and liabilities:
Increase in receivables	(6.4)	(7.4)
Increase in inventories	(46.1)	(52.4)
Increase in prepaid expenses and other current assets	(0.9)	(2.5)
Decrease in other assets	1.9	—
Decrease in accounts payable and other current liabilities	(8.2)	(5.3)
Increase in non-current liabilities	—	1.0
Net Cash Provided by Operating Activities	27.2	59.4

Cash Flows from Investing Activities
Additions to property	(1.3)	(1.8)
Net Cash Used in Investing Activities	(1.3)	(1.8)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	871.0	—
Proceeds from issuance of common stock, net of issuance costs	524.4	—
Repayments of long-term debt	(1,372.5)	—
Payments of debt issuance costs and deferred financing fees	(9.6)	—
Distributions to Post Holdings, Inc., net	(22.4)	(65.0)
Net Cash Used in Financing Activities	(9.1)	(65.0)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	0.2	(0.1)
Net Increase (Decrease) in Cash and Cash Equivalents	17.0	(7.5)
Cash and Cash Equivalents, Beginning of Year	5.5	10.9
Cash and Cash Equivalents, End of Period	$22.5	$3.4
 See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

BELLRING BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(in millions)

	As Of and For The Three Months Ended June 30,		As Of and For The Nine Months Ended June 30,
	2020	2019	2020	2019
Preferred Stock
Beginning and end of period	$—	$—	$—	$—
Common Stock
Beginning of period	0.4	—	—	—
Issuance of common stock	—	—	0.4	—
End of period	0.4	—	0.4	—
Additional Paid-in Capital
Beginning of period	—	—	—	—
Activity under deferred compensation plans	0.1	—	0.1	—
Non-cash stock-based compensation expense	0.6	—	1.7	—
Redemption value adjustment to redeemable noncontrolling interest	(0.7)	—	(1.8)	—
End of period	—	—	—	—
Accumulated Deficit
Beginning of period	(1,859.1)	—	—	—
Net earnings available to Class A Common Stockholders	3.3	—	13.5	—
Distribution to Post Holdings, Inc.	(7.6)	—	(19.3)	—
Issuance of common stock	—	—	(0.4)	—
Initial public offering	—	—	(2,112.4)	—
Reclassification of net investment of Post Holdings, Inc.	—	—	524.4	—
Redemption value adjustment to redeemable noncontrolling interest	(269.4)	—	(538.6)	—
End of period	(2,132.8)	—	(2,132.8)	—
Net Investment of Post
Beginning of period	—	506.7	489.0	453.1
Net earnings attributable to Post Holdings, Inc.	—	40.3	5.5	96.4
Initial public offering	—	—	29.9	—
Reclassification of net investment of Post Holdings, Inc.	—	—	(524.4)	—
Net decrease in net investment of Post Holdings, Inc.	—	(54.2)	—	(56.7)
End of period	—	492.8	—	492.8
Accumulated Other Comprehensive Loss
Hedging Adjustments, net of tax
Beginning of period	(2.3)	—	—	—
Net change in hedges, net of tax	0.1	—	(2.2)	—
End of period	(2.2)	—	(2.2)	—
Foreign Currency Translation Adjustments
Beginning of period	(2.2)	(2.1)	(2.6)	(1.4)
Foreign currency translation adjustments	0.1	0.3	0.5	(0.4)
End of period	(2.1)	(1.8)	(2.1)	(1.8)
Total Stockholders’ Equity	$(2,136.7)	$491.0	$(2,136.7)	$491.0
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
For the three and nine months ended June 30, 2020, $10.9 and $51.1 of the consolidated net earnings of BellRing LLC were allocated to the NCI, respectively, of which zero and $5.5 reflects the entitlement of Post to 100% of the consolidated net earnings of BellRing LLC prior to the IPO, respectively, and $10.9 and $45.6 reflects the entitlement of Post to 71.2% of the consolidated net earnings of BellRing LLC subsequent to the IPO, respectively. For the three and nine months ended June 30, 2019, $40.3 and $96.4 of the consolidated net earnings of BellRing LLC were allocated to the NCI, respectively, to reflect the entitlement of Post to 100% of the consolidated net earnings of BellRing LLC prior to the IPO.
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
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This ASU provides guidance on the measurement of credit losses for most financial assets and certain other instruments. This ASU replaces the current incurred loss impairment approach with a methodology to reflect expected credit losses and requires consideration of a broader range of reasonable and supportable information to explain credit loss estimates. This ASU is effective for annual periods beginning after December 15, 2019 and interim periods therein (i.e., BellRing’s financial statements for the year ending September 30, 2021), with early adoption permitted. The Company is currently evaluating the impact of adopting this ASU; however, the impact to the Company’s financial statements is not likely to be material.
Recently Adopted
In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” This ASU simplifies the accounting for income taxes by removing certain exceptions for recognizing deferred taxes for investments, performing intra-period allocations and calculating income taxes in interim periods. The Company early adopted this ASU as of June 30, 2020 on a prospective basis, as permitted by the ASU. The adoption of this ASU did not have a material impact on the Company’s condensed consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” This ASU requires a company to recognize right-of-use (“ROU”) assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for lessees, lessors and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842): Targeted Improvements.” This ASU provides an additional transition method by allowing entities to initially apply the new lease standard at the date of adoption with a cumulative effect adjustment to the opening balances of retained earnings in the period of adoption. This ASU also gives lessors the option of electing, as a practical expedient by class of underlying asset, not to separate the lease and non-lease components of a contract when those lease contracts meet certain criteria. The Company adopted these ASUs on October 1, 2019, and utilized the cumulative effect adjustment approach. At adoption, the Company recognized ROU assets and lease liabilities of $14.8 and $16.0, respectively, on the condensed consolidated balance sheet at October 1, 2019. The adoption of these ASUs did not materially impact the statements of operations or cash flows. In addition, the Company provides expanded disclosures related to its leasing arrangements in accordance with these ASUs. For additional information, refer to Note 12.
NOTE 3 — REVENUE
The following table presents net sales by product.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Shakes and other beverages	$167.7	$191.3	$578.9	$493.6
Powders	25.8	27.9	85.4	90.0
Nutrition bars	9.4	16.1	36.3	48.9
Other	1.3	2.3	5.1	7.4
Net Sales	$204.2	$237.6	$705.7	$639.9

NOTE 4 — RELATED PARTY TRANSACTIONS
Prior to the IPO, the Company used certain functions and services performed by Post. These functions and services included legal, finance, internal audit, treasury, information technology support, insurance and tax matters, the use of office and/or data center space, payroll processing services, and tax compliance services. Costs for these functions and services performed by Post were allocated to the Company based on a reasonable activity base (including specific costs, revenue, net assets and headcount, or a combination of such items) or another reasonable method. For the three and nine months ended June 30, 2019, allocated costs were $2.8 and $8.3, respectively, including $1.0 and $3.9, respectively, of costs related to the separation from Post. Allocated costs were included in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations. Costs related to the separation from Post were $0.1 and $1.9 for the three and nine months ended June 30, 2020, respectively.
After the completion of the IPO, Post continues to provide these services and other services to the Company under a master services agreement (“MSA”). In addition to charges for these services, the Company also incurs certain pass-through charges from Post, primarily relating to stock-based compensation for employees participating in Post’s stock-based compensation plans. MSA fees for the three and nine months ended June 30, 2020 were $0.6 and $1.6, respectively, and stock-based compensation expense related to Post’s stock-based compensation plans for the three and nine months ended June 30, 2020 were $1.0 and $2.9, respectively. MSA fees and stock-based compensation expense were reported in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations.
The Company sells certain products to Post and its subsidiaries. For the periods prior to the IPO, the amounts related to these transactions were included in the accompanying financial statements based upon transfer prices in effect at the time of the individual transactions. For the periods subsequent to the IPO, these transactions were based upon pricing governed by agreements between the Company and Post and its subsidiaries. These transactions were consistent with prices of similar arm's-length transactions during all periods. During each of the three and nine months ended June 30, 2020 and 2019, net sales to, purchases from and royalties paid to Post and its subsidiaries were immaterial.
In connection with the IPO, the Company entered into a series of agreements with Post which govern the ongoing relationship between the Company and Post. These agreements included the LLC Agreement, an employee matters agreement, an investor rights agreement, a tax matters agreement, a tax receivable agreement and the MSA, among others. Under certain of these agreements, the Company incurs expenses payable to Post in connection with certain administrative services provided for varying lengths of time. The Company had immaterial receivables and $2.7 of payables with Post at June 30, 2020, related to MSA fees and pass-through charges owed by the Company to Post, as well as related party sales and purchases. The receivables and payables were included in “Receivables, net” and “Accounts payable,” respectively, on the Condensed Consolidated Balance Sheet. During the nine months ended June 30, 2020, BellRing LLC paid $17.3 to Post related to quarterly tax distributions from BellRing LLC to Post made pursuant to the terms of the LLC Agreement and $2.0 for state corporate tax withholdings on behalf of Post.
Based on the provisions of the tax receivable agreement, BellRing Inc. must pay to Post (or certain of its transferees or other assignees) 85% of the amount of cash savings, if any, in U.S. federal income tax, as well as state and local income tax and franchise tax (using an assumed tax rate) and foreign tax that BellRing Inc. realizes (or, in some circumstances, is deemed to realize) as a result of (a) the increase in the tax basis of assets of BellRing LLC attributable to (i) the redemption of Post’s (or certain transferees’ or assignees’) BellRing LLC units for shares of Class A Common Stock or cash, (ii) deemed sales by Post (or certain of its transferees or assignees) of BellRing LLC units or assets to BellRing Inc., (iii) certain actual or deemed distributions from BellRing LLC to Post (or certain transferees or assignees) and (iv) certain formation transactions, (b) disproportionate allocations of tax benefits to BellRing Inc. as a result of Section 704(c) of the Internal Revenue Code and (c) certain tax benefits (e.g., imputed interest, basis adjustments, etc.) attributable to payments under the tax receivable agreement. Amounts payable to Post related to the tax receivable agreement were $10.9 at June 30, 2020, and were recorded in “Other liabilities” on the Condensed Consolidated Balance Sheet.
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
Post’s ownership of BellRing LLC units represents an NCI to the Company, which is classified outside of permanent stockholders’ equity as the BellRing LLC units are redeemable at the option of Post, through Post’s ownership of the Company’s Class B Common Stock (see Note 1). The carrying amount of the NCI is the greater of (i) the initial carrying amount, increased or decreased for the NCI’s share of net income or loss, other comprehensive income (“OCI”) or loss and distributions or dividends or (ii) the redemption value. As of June 30, 2020, the carrying amount of the NCI was recorded at its redemption value of $1,943.6. Changes in the redemption value of the NCI are recorded to additional paid-in capital, to the extent available, and “Accumulated deficit” on the Condensed Consolidated Balance Sheet.
As of June 30, 2020, BellRing Inc. owned 28.8% of the outstanding BellRing LLC units. The financial results of BellRing LLC and its subsidiaries were consolidated with BellRing Inc., and 71.2% of the consolidated net earnings of BellRing LLC were allocated to the NCI to reflect the entitlement of Post to a portion of the consolidated net earnings.

The following table summarizes the changes to the Company’s NCI. The period ended June 30, 2020 represents the period beginning October 21, 2019, the effective date of the IPO, and ending June 30, 2020 (see Note 1).

	Three Months Ended June 30, 2020	Period Ended June 30, 2020
Beginning of period	$1,661.9	$—
Net earnings attributable to NCI after IPO	10.9	45.6
Net change in hedges, net of tax	0.4	(7.1)
Foreign currency translation adjustments	0.3	0.1
Impact of IPO	—	1,364.6
Redemption value adjustment to NCI	270.1	540.4
End of period	$1,943.6	$1,943.6
The following table summarizes the effects of changes in ownership in BellRing LLC on BellRing Inc.’s equity. The period ended June 30, 2020 represents the period beginning October 21, 2019, the effective date of the IPO, and ending June 30, 2020 (see Note 1).

	Three Months Ended June 30, 2020	Period Ended June 30, 2020
Net earnings available to Class A Common Stockholders	$3.3	$13.5
Transfers to NCI:
Impact of IPO	—	1,364.6
Redemption value adjustment to NCI	270.1	540.4
Changes from net earnings available to Class A Common Stockholders and transfers to NCI	$273.4	$1,918.5

NOTE 6 — INCOME TAXES
BellRing Inc. holds 28.8% of the economic interest in BellRing LLC (see Note 1), which, as a result of the IPO and formation transactions, is treated as a partnership for U.S. federal income tax purposes. As a partnership, BellRing LLC is itself generally not subject to U.S. federal income tax under current U.S. tax laws.
The effective income tax rate was 7.2% and 12.5% for the three and nine months ended June 30, 2020, respectively, and 23.7% and 23.8% for the three and nine months ended June 30, 2019, respectively. The decreases in the effective income tax rate compared to each of the prior year periods were primarily due to the Company taking into account for U.S. federal, state and local income tax purposes its 28.8% distributive share of the items of income, gain, loss and deduction of BellRing LLC in the periods subsequent to the IPO. Prior to the IPO and formation transactions, the Company reported 100% of the income, gain, loss and deduction of BellRing LLC.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was enacted and signed into law. Based on the Company’s review of the CARES Act provisions, it has determined that there were no significant tax impacts during the three or nine months ended June 30, 2020, and the Company has accounted for any tax impacts.
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

The following table sets forth the computation of basic and diluted earnings per share. The period ended June 30, 2020 represents the period beginning October 21, 2019, the effective date of the IPO, and ending June 30, 2020 (see Note 1). There were no shares of Class A Common Stock outstanding during the three or nine months ended June 30, 2019, and as such, no computation of basic and diluted earnings per share has been provided.

	Three Months Ended June 30, 2020	Period Ended June 30, 2020
Net earnings available to Class A Common Stockholders for basic earnings per share	$3.3	$13.5
Dilutive impact of net earnings attributable to NCI	—	—
Net earnings available to Class A Common Stockholders for diluted earnings per share	$3.3	$13.5

Weighted-average shares for basic earnings per share (in millions)	39.4	39.4
Total dilutive restricted stock units (in millions)	0.1	0.1
Weighted-average shares for diluted earnings per share (in millions)	39.5	39.5

Basic earnings per share of Class A Common Stock	$0.08	$0.34
Diluted earnings per share of Class A Common Stock	$0.08	$0.34
Weighted-average shares for diluted earnings per share excluded 0.1 million equity awards for both the three months ended June 30, 2020 and the period ended June 30, 2020, respectively, as they were anti-dilutive.
NOTE 8 — INVENTORIES

	June 30, 2020	September 30, 2019
Raw materials and supplies	$24.8	$26.4
Work in process	0.1	0.1
Finished products	159.7	111.7
Inventories	$184.6	$138.2

NOTE 9 — PROPERTY, NET

	June 30, 2020	September 30, 2019
Property, at cost	$21.4	$21.1
Accumulated depreciation	(11.5)	(9.4)
Property, net	$9.9	$11.7

NOTE 10 — GOODWILL
The components of “Goodwill” on the Condensed Consolidated Balance Sheets at both June 30, 2020 and September 30, 2019 are presented in the following table.

Goodwill, gross	$180.7
Accumulated impairment losses	(114.8)
Goodwill	$65.9

NOTE 11 — INTANGIBLE ASSETS, NET
Total intangible assets are as follows:

	June 30, 2020			September 30, 2019
	Carrying Amount	Accumulated Amortization	Net Amount	Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	$209.3	$(74.0)	$135.3	$209.4	$(65.5)	$143.9
Trademarks and brands	213.5	(68.9)	144.6	213.4	(60.8)	152.6
Other intangible assets	3.1	(3.1)	—	3.1	(3.1)	—
Intangible assets, net	$425.9	$(146.0)	$279.9	$425.9	$(129.4)	$296.5

NOTE 12 — LEASES
In conjunction with the adoption of ASUs 2016-02 and 2018-11 (see Note 2), the Company updated its policy for recognizing leases under Accounting Standards Codification (“ASC”) Topic 842. The Company assessed the impact of these ASUs by reviewing its lease portfolio, implementing lease accounting software, developing related business processes and implementing internal controls. A summary of the updated policy is included below. Prior to October 1, 2019, the Company accounted for leases under ASC Topic 840, “Leases.”
Lease Portfolio
The Company leases office space, certain warehouses and equipment primarily through operating lease agreements. The Company has no material finance lease agreements. Leases have remaining terms which range from less than 1 year to 7 years and most leases provide the Company with the option to exercise one or more renewal terms.
Lease Policy
The Company determines if an arrangement is a lease at its inception. When the arrangements include lease and non-lease components, the Company accounts for them as a single lease component. Leases with an initial term of less than 12 months are not reported on the balance sheet, but rather are recognized as lease expense on a straight-line basis over the lease term. Arrangements may include options to extend or terminate the lease arrangement. These options are included in the lease term used to establish ROU assets and lease liabilities when it is reasonably certain they will be exercised. The Company will reassess expected lease terms based on changes in circumstances that indicate options may be more or less likely to be exercised.
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
The following table presents the balance sheet location of the Company’s operating leases.

June 30, 2020
ROU assets:
Other assets	$12.6

Lease liabilities:
Other current liabilities	$2.4
Other liabilities	11.5
Total lease liabilities	$13.9
The following table presents maturities of the Company’s operating lease liabilities as of June 30, 2020, presented under ASC Topic 842.

June 30, 2020
Remaining Fiscal 2020	$0.9
Fiscal 2021	2.9
Fiscal 2022	2.8
Fiscal 2023	2.5
Fiscal 2024	1.9
Thereafter	4.8
Total future minimum payments	15.8
Less: Implied interest	(1.9)
Total lease liabilities	$13.9
The following table presents future minimum rental payments under the Company’s noncancellable operating leases as of September 30, 2019, presented under ASC Topic 840.

September 30, 2019
Fiscal 2020	$2.7
Fiscal 2021	2.7
Fiscal 2022	2.7
Fiscal 2023	2.7
Fiscal 2024	1.9
Thereafter	4.7
Total future minimum payments	$17.4

As reported under ASC Topic 842, operating lease expense for the three and nine months ended June 30, 2020 was $1.0 and $3.0, respectively, which included immaterial variable lease costs and short-term lease costs in both periods. As reported under ASC Topic 840, rent expense for the three and nine months ended June 30, 2019 was $0.6 and $2.2, respectively. Operating cash flows for amounts included in the measurement of the Company’s operating lease liabilities for the nine months ended June 30, 2020 were $2.7. ROU assets obtained in exchange for operating lease liabilities during the nine months ended June 30, 2020 were immaterial. The weighted average remaining lease term of the Company’s operating leases as of June 30, 2020 was approximately 6 years and the weighted average incremental borrowing rate was 4.2% as of June 30, 2020.
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
At June 30, 2020, the Company had pay-fixed, receive-variable interest rate swaps with a notional amount of $350.0 maturing in December 2022 that require monthly settlements which began on January 31, 2020 and are used to hedge forecasted interest payments on its variable rate debt (see Note 15). As of April 1, 2020, the Company changed the designation of the interest rate swaps from cash flow hedges to non-designated hedging instruments as the swaps were no longer effective (as defined by GAAP). In connection with the new designation, the Company started reclassifying losses previously recorded in accumulated OCI to “Interest expense, net” in the Condensed Consolidated Statements of Operations on a straight-line basis over the term of the related debt. No derivative instruments were held by the Company at September 30, 2019.
At June 30, 2020, accumulated OCI included a $10.0 net hedging loss before taxes ($9.3 after taxes). Approximately $2.3 of the net hedging loss reported in accumulated OCI at June 30, 2020 is expected to be reclassified into earnings within the next 12 months.
The following table presents the balance sheet location and fair value of the Company’s derivative instruments on a gross basis. The Company does not offset derivative assets and liabilities within the Condensed Consolidated Balance Sheet.

June 30, 2020
Other liabilities	$4.4
Other noncurrent liabilities	6.8
Total other liabilities	$11.2
The following table presents the components of the Company’s net hedging losses on interest rate swaps which are included in “Interest expense, net” in the Condensed Consolidated Statements of Operations.

	Three Months Ended June 30, 2020	Nine Months Ended June 30, 2020
Mark-to-market adjustments	$0.6	$0.6
Cash settlements paid, net	0.9	0.7
Net loss amortized from accumulated OCI	0.6	0.6
Total net hedging losses	$2.1	$1.9
NOTE 14 — FAIR VALUE MEASUREMENTS
The following table represents the Company’s liabilities and NCI measured at fair value on a recurring basis and the basis for that measurement according to the levels in the fair value hierarchy in ASC Topic 820.

	June 30, 2020
	Total	Level 1	Level 2
Derivative liabilities	$11.2	$—	$11.2

NCI	$1,943.6	$1,943.6	$—
The Company’s calculation of the fair value of interest rate swaps is derived from a discounted cash flow analysis based on the terms of the contract and the interest rate curve on a recurring basis. There were no such derivative liabilities as of September 30, 2019. The fair value of the NCI is calculated as its redemption value based on the Class A Common Stock price and number of BellRing LLC units owned by Post as of June 30, 2020 (see Note 5). The Company did not have an NCI as of September 30, 2019.
The Company’s financial assets and liabilities include cash and cash equivalents, receivables and accounts payable for which the carrying value approximates fair value due to their short maturities (less than 12 months). The Company does not record its short-term and long-term debt at fair value on the Condensed Consolidated Balance Sheets. The fair value of outstanding borrowings under the Revolving Credit Facility (as defined in Note 15) as of June 30, 2020 approximated its carrying value. Based on current market rates, the fair value (Level 2) of the Term B Facility (as defined in Note 15) was $677.8 as of June 30, 2020. The Company did not have short-term or long-term debt as of September 30, 2019.
Certain assets and liabilities, including property, plant and equipment, goodwill and other intangible assets, are measured at fair value on a non-recurring basis.
NOTE 15 — LONG-TERM DEBT
The components of “Long-term debt” on the Condensed Consolidated Balance Sheet at June 30, 2020 are presented in the following table. No long-term debt was held by the Company at September 30, 2019.

June 30, 2020
Term B Facility	$682.5
Revolving Credit Facility	55.0
737.5
Less: Current portion of long-term debt	(35.0)
Debt issuance costs, net	(7.1)
Unamortized discount	(11.5)
Long-term debt	$683.9
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
During the nine months ended June 30, 2020, BellRing LLC borrowed $185.0 under the Revolving Credit Facility and repaid $130.0 on the Revolving Credit Facility. As of June 30, 2020, the available borrowing capacity under the Revolving Credit Facility was $145.0, and there were no outstanding letters of credit.
Borrowings under the Term B Facility bear interest, at the option of BellRing LLC, at an annual rate equal to either (a) the Eurodollar rate or (b) the base rate determined by reference to the greatest of (i) the prime rate, (ii) the federal funds effective rate plus 0.50% per annum and (iii) the one-month Eurodollar rate plus 1.00% per annum, in each case plus an applicable margin of 5.00% for Eurodollar rate-based loans and 4.00% for base rate-based loans. The Term B Facility requires quarterly scheduled amortization payments of $8.75 which began on March 31, 2020, with the balance to be paid at maturity on October 21, 2024. The Term B Facility contains customary mandatory prepayment provisions, including provisions for mandatory prepayment (a) from the net cash proceeds of certain asset sales and (b) beginning with the fiscal year ending September 30, 2020, of 75% of consolidated excess cash flow (as defined in the Credit Agreement) (which percentage will be reduced to 50% if the secured net leverage ratio (as defined in the Credit Agreement) is less than or equal to 3.35:1.00 as of a fiscal year end). The Term B Facility may be optionally prepaid at 101% of the principal amount prepaid at any time during the first 12 months following the closing of the Term B Facility, and without premium or penalty thereafter. The interest rate on the Term B Facility was 6.00% at June 30, 2020.
Borrowings under the Revolving Credit Facility bear interest, at the option of BellRing LLC, at an annual rate equal to either the Eurodollar rate or the base rate (determined as described above) plus a margin, which initially were 4.25% for Eurodollar rate-based loans and 3.25% for base rate-based loans, and thereafter, will be determined by reference to the secured net leverage ratio, with the applicable margin for Eurodollar rate-based loans and base rate-based loans being (i) 4.25% and 3.25%, respectively, if the secured net leverage ratio is greater than or equal to 3.50:1.00, (ii) 4.00% and 3.00%, respectively, if the secured net leverage ratio is less than 3.50:1.00 and greater than or equal to 2.50:1.00 or (iii) 3.75% and 2.75%, respectively, if the secured net leverage ratio is less than 2.50:1.00. Facility fees on the daily unused amount of commitments under the Revolving Credit Facility were initially accrued at the rate of 0.50% per annum and thereafter, depending on BellRing LLC’s secured net leverage ratio, will accrue at rates ranging from 0.25% to 0.50% per annum. The interest rate on the drawn portion of the Revolving Credit Facility was 5.25% at June 30, 2020.
Under the terms of the Credit Agreement, BellRing LLC is required to comply with a financial covenant requiring it to maintain a total net leverage ratio not to exceed 6.00 to 1.00, measured as of the last day of each fiscal quarter. The total net leverage ratio of BellRing LLC did not exceed this threshold as of June 30, 2020.
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
BellRing LLC’s obligations under the Credit Agreement are unconditionally guaranteed by its existing and subsequently acquired or organized direct and indirect domestic subsidiaries (other than immaterial domestic subsidiaries, certain excluded subsidiaries and subsidiaries BellRing LLC designates as unrestricted subsidiaries) and are secured by security interests in substantially all of BellRing LLC’s assets and the assets of its subsidiary guarantors, but excluding, in each case, real property (subject to limited exceptions).
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
In April 2018, the district court dismissed the California Federal Class Lawsuit with prejudice. This dismissal was upheld on appeal by the U.S. Court of Appeals for the Ninth Circuit. Plaintiff has petitioned for an en banc rehearing by the U.S. Court of Appeals for the Ninth Circuit. The other ten complaints remain pending in the U.S. District Court for the Northern District of California, and the court has certified individual state classes in each of those cases.
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
Other than legal fees, no expense related to this litigation was incurred during the three or nine months ended June 30, 2020 or 2019. At both June 30, 2020 and September 30, 2019, the Company had accrued $8.5 related to this matter that was included in “Other current liabilities” on the Condensed Consolidated Balance Sheets.
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
NOTE 17 — STOCKHOLDERS’ EQUITY
On October 21, 2019, 50.0 million shares of preferred stock were authorized pursuant to BellRing Inc.’s Amended and Restated Certificate of Incorporation. There were no shares of BellRing Inc.’s preferred stock issued or outstanding as of June 30, 2020.
Additionally, on October 21, 2019, 500.0 million shares of Class A Common Stock and one share of Class B Common Stock were authorized pursuant to BellRing Inc.’s Amended and Restated Certificate of Incorporation. The share of Class B Common Stock was issued to Post in exchange for 1,000 shares of BellRing Inc.’s common stock, par value $0.01 per share, initially issued to Post in connection with BellRing Inc.’s incorporation. These common shares were outstanding as of September 30, 2019 and were cancelled on October 21, 2019 as part of the exchange. BellRing Inc. initially issued 39.4 million shares of Class A Common Stock on October 21, 2019 in connection with the IPO, which were also outstanding as of June 30, 2020. One share of Class B Common Stock was issued and outstanding as of June 30, 2020.
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
As of June 30, 2020, BellRing Inc. owned 28.8% of the outstanding BellRing LLC units. The financial results of BellRing LLC and its subsidiaries were consolidated with BellRing Inc., and effective as of October 21, 2019, 71.2% of the consolidated net earnings of BellRing LLC were allocated to the redeemable noncontrolling interest (the “NCI”) to reflect the entitlement of Post to a portion of the consolidated net earnings.
COVID-19
The COVID-19 pandemic has continued to create economic disruption and uncertainty both globally and in our business. We continue to closely monitor the impact of the COVID-19 pandemic and developments related thereto, including the rising number of cases in the United States, and are taking necessary actions to ensure our ability to safeguard the health of our employees, maintain the continuity of our supply chain to serve customers and manage our financial performance and liquidity. Examples of actions we have taken in response to the pandemic include implementing remote work arrangements and restrictions on business travel, enhancing facility safety measures and working closely with public health officials to follow additional health and safety guidelines. In addition, we drew an additional $65.0 million of our revolving credit facility to further enhance liquidity at the end of the second quarter of fiscal 2020 as a precautionary measure. This $65.0 million was subsequently repaid in May 2020.
When the effects of the COVID-19 pandemic, including the actions of public health and other governmental officials in response to the pandemic, began to impact the category in which we operate, our products experienced category-wide slowing growth rates resulting from changes in consumer behavior, including lower on-the-go consumption and decreased relevance of sports nutrition consumption. Our Premier Protein products sold through the food, drug and mass (“FDM”), club and eCommerce channels initially experienced an increase in sales driven by a build up of customer inventory levels in March 2020. However, customers reduced their purchases during the third quarter of fiscal 2020 which resulted in a decrease in sales. Other actions in response to the pandemic, such as gym and store closures (both temporary and permanent) and domestic and international “stay at home” consumer behavior, have also negatively impacted sales for Dymatize and PowerBar products. For additional discussion, refer to “Liquidity and Capital Resources” and “Cautionary Statement on Forward-Looking Statements” within this section, as well as “Risk Factors” in Part II of this report.
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
RESULTS OF OPERATIONS

	Three Months Ended June 30,				Nine Months Ended June 30,
			favorable/(unfavorable)				favorable/(unfavorable)
dollars in millions	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Net Sales	$204.2	$237.6	$(33.4)	(14)%	$705.7	$639.9	$65.8	10%

Operating Profit	$30.6	$52.8	$(22.2)	(42)%	$115.0	$126.5	$(11.5)	(9)%
Interest expense, net	15.3	—	(15.3)	(100)%	41.2	—	(41.2)	(100)%
Income tax expense	1.1	12.5	11.4	91%	9.2	30.1	20.9	69%
Less: Net earnings attributable to NCI	10.9	40.3	29.4	73%	51.1	96.4	45.3	47%
Net Earnings Available to Class A Common Stockholders	$3.3	$—	$3.3	100%	$13.5	$—	$13.5	100%
Net Sales
Net sales decreased $33.4 million, or 14%, during the three months ended June 30, 2020, compared to the corresponding prior year period. Sales of Premier Protein products were down $23.3 million, or 12%, with volume down 10%. Volume decreases were driven by lower RTD protein shake, other RTDs and bar volumes. The decrease in RTD protein shake volumes was primarily the result of higher customer inventory levels at the end of our second fiscal quarter, which reduced customer purchases in the three months ended June 30, 2020. In addition, RTD protein shake volumes in the three months ended June 30, 2020 were negatively impacted by the lapping of an early delivery of product requested by a large customer in the third quarter of fiscal 2019 to support promotional activity and lower category-wide on-the-go consumption. These negative impacts were partially offset by distribution gains and new product introductions. Average net selling prices decreased in the three months ended June 30, 2020 due to increased promotional spending. Sales of Dymatize products were down $4.4 million, or 17%, with volume down 22%. Volume decreases were primarily driven by lower international and specialty channel sales, largely resulting from consumer reaction to the COVID-19 pandemic, partially offset by gains in the club and eCommerce channels. Sales of PowerBar products were down $5.6 million, or 44%, with volume down 45%, driven by lower consumer purchases in response to the COVID-19 pandemic and planned product discontinuations of certain products in North America. Sales of all other products were down $0.1 million.
Net sales increased $65.8 million, or 10%, during the nine months ended June 30, 2020, compared to the corresponding prior year period. Sales of Premier Protein products were up $84.1 million, or 17%, with volume up 16%. Volume increases were driven by higher RTD protein shake product volumes which primarily related to distribution gains, lapping short-term capacity constraints in the prior year period and new product introductions, partially offset by the lapping of an early delivery of product requested by a large customer in the third quarter of fiscal 2019 to support promotional activity as well as lower bar volumes. Sales of Dymatize products were down $8.1 million, or 10%, with volume down 8%. Volumes decreased primarily due to lower club volumes as a result of lapping prior year promotional activity and lower international and specialty channel volumes, largely resulting from consumer reaction to the COVID-19 pandemic. These negative impacts were partially offset by higher eCommerce volumes. Average net selling prices decreased in the nine months ended June 30, 2020 due to an unfavorable sales mix resulting from an increase in lower-priced powder volumes. Sales of PowerBar products were down $9.3 million, or 26%, with volume down 33%, driven by planned product discontinuations of certain products in North America and lower consumer purchases in response to the COVID-19 pandemic, partially offset by an increase in average net selling prices. Sales of all other products were down $0.9 million.
Operating Profit
Operating profit decreased $22.2 million, or 42%, during the three months ended June 30, 2020, when compared to the prior year period. This decrease was primarily driven by lower net sales, as previously discussed, higher net product costs of $2.7 million, as unfavorable raw materials costs were partially offset by lower manufacturing and freight costs, increased advertising and promotional spend of $2.0 million and incremental public company costs of $2.1 million (including higher stock-based compensation expense of $0.7 million). These negative impacts were partially offset by lower employee-related expenses of $2.9 million and lower costs related to the separation from Post of $1.0 million.

Operating profit decreased $11.5 million, or 9%, during the nine months ended June 30, 2020, when compared to the prior year period. This decrease was primarily driven by increased advertising and promotional spending of $13.5 million, higher net product costs of $9.2 million, as unfavorable raw materials costs were partially offset by lower manufacturing and freight costs, incremental public company costs of $6.9 million (including higher stock-based compensation expense of $2.4 million), higher warehousing costs of $3.1 million and higher employee-related expenses of $2.1 million. These negative impacts were partially offset by higher net sales, as previously discussed, and lower costs related to the separation from Post of $2.1 million.
Interest Expense, Net
Interest expense, net was $15.3 million and $41.2 million during the three and nine months ended June 30, 2020, respectively, compared to zero during each of the three and nine months ended June 30, 2019. The increases in interest expense each period were primarily due to the issuance of debt in the first quarter of fiscal 2020. Additionally, we recognized net hedging losses of $2.1 million and $1.9 million on interest rate swaps during the three and nine months ended June 30, 2020, respectively. We had no debt outstanding in fiscal 2019. See Note 15 for additional information on our debt.
Income Taxes
Our effective income tax rate was 7.2% and 12.5% for the three and nine months ended June 30, 2020, respectively, and 23.7% and 23.8% for the three and nine months ended June 30, 2019, respectively. The decrease in the effective income tax rate compared to each of the prior year periods was primarily due to us taking into account for U.S. federal income tax purposes our 28.8% distributive share of the items of income, gain, loss and deduction of BellRing LLC in the periods subsequent to the IPO. Prior to the IPO and formation transactions, we reported 100% of the income, gain, loss and deduction of BellRing LLC. In accordance with Accounting Standards Codification (“ASC”) Topic 740, “Income Taxes,” we recorded income tax expense for interim periods using the estimated annual effective income tax rate for the full fiscal year adjusted for the impact of discrete items occurring during the interim periods.
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
On October 21, 2019, BellRing LLC entered into a credit agreement (“Credit Agreement”) which provides for a term B loan facility in an aggregate principal amount of $700.0 million (the “Term B Facility”), and a revolving credit facility in an aggregate principal amount of $200.0 million (the “Revolving Credit Facility”). During the three months ended December 31, 2019, BellRing LLC borrowed the full amount under the Term B Facility and $120.0 million under the Revolving Credit Facility and used the proceeds, together with the net proceeds of the IPO that were contributed to it by BellRing Inc., (i) to repay in full the $1,225.0 million of borrowings under the Bridge Loan and all interest thereunder and related costs and expenses, (ii) to pay directly, or reimburse Post for, as applicable, all fees and expenses incurred by BellRing Inc., BellRing LLC or Post in connection with the IPO and the formation transactions, (iii) to reimburse Post for the amount of cash on BellRing LLC’s balance sheet immediately prior to the completion of the IPO and (iv) for general corporate and working capital purposes, as well as to repay certain borrowings under the Revolving Credit Facility.
During the nine months ended June 30, 2020, BellRing LLC borrowed $185.0 million under the Revolving Credit Facility and repaid $130.0 million on the Revolving Credit Facility. As of June 30, 2020, the available borrowing capacity under the Revolving Credit Facility was $145.0 million, and there were no outstanding letters of credit.
For additional information on the IPO, the formation transactions and the Credit Agreement, see Notes 1 and 15 within “Notes to Condensed Consolidated Financial Statements.”

We expect to generate positive cash flows from operations and believe our cash on hand, cash flows from operations and possible future credit facilities will be sufficient to satisfy our future working capital requirements, research and development activities and other financing requirements for the foreseeable future. Our asset-light business model requires modest capital expenditures, with annual capital expenditures over the last three fiscal years averaging less than 1% of net sales. No significant capital expenditures are planned for the remainder of fiscal 2020. Our ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures and other business risk factors. As a result of uncertainties in the near-term outlook for our business caused by the COVID-19 pandemic, we have taken steps to limit spending on travel and other operating expenses, and we continue to focus on cash flow generation. If we are unable to generate sufficient cash flows from operations, or otherwise to comply with the terms of BellRing LLC’s credit facilities, we may be required to seek additional financing alternatives.
The following table shows select cash flow data, which is discussed below.

	Nine Months Ended June 30,
dollars in millions	2020	2019
Cash provided by (used in):
Operating activities	$27.2	$59.4
Investing activities	(1.3)	(1.8)
Financing activities	(9.1)	(65.0)
Effect of exchange rate changes on cash and cash equivalents	0.2	(0.1)
Net increase (decrease) in cash and cash equivalents	$17.0	$(7.5)
Operating Activities
Cash provided by operating activities for the nine months ended June 30, 2020 decreased $32.2 million when compared to the prior year period. The decrease was primarily driven by higher interest payments of $37.5 million due to the increase in the principal balance of our outstanding debt, incremental income tax payments of $4.9 million and lower operating profit. These increased cash outflows were partially offset by favorable working capital changes of $6.0 million, primarily due to the build up of inventory in the prior year period related to short-term supply constraints and fluctuations in the timing of sales and collections of trade receivables, partially offset by fluctuations in the timing of purchases and payments of trade payables.
Investing Activities
Cash used in investing activities for the nine months ended June 30, 2020 decreased $0.5 million compared to the prior year period, resulting from a decrease in capital expenditures.
Financing Activities
Nine months ended June 30, 2020
Cash used in financing activities for the nine months ended June 30, 2020 was $9.1 million. BellRing LLC received proceeds of $686.0 million, net of discount, related to the issuance of the Term B Facility and drew an aggregate of $185.0 million on the Revolving Credit Facility. In addition, BellRing Inc. received $524.4 million from the issuance of its Class A Common Stock in conjunction with the IPO. BellRing LLC had net cash transfers of $22.4 million to Post which included cash deposits prior to the IPO, tax distributions to Post pursuant to BellRing LLC’s amended and restated limited liability company agreement and state tax withholdings payments on behalf of Post. BellRing LLC also repaid the $1,225.0 million outstanding principal balance of the Bridge Loan assumed from Post, repaid $130.0 million of outstanding borrowings on the Revolving Credit Facility and repaid $17.5 million on the principal balance of the Term B Facility. In connection with the issuance of BellRing LLC’s long-term debt, BellRing LLC paid $9.6 million in debt issuance costs and deferred financing fees.
Nine months ended June 30, 2019
Cash used in financing activities for the nine months ended June 30, 2019 was $65.0 million, which primarily related to cash transfers to and from Post, including cash deposits to Post and cash borrowings received from Post used to fund operations or capital expenditures and allocations of Post’s corporate expenses.
Debt Covenants
Under the terms of the Credit Agreement, BellRing LLC is required to comply with a financial covenant requiring BellRing LLC to maintain a total net leverage ratio (as defined in the Credit Agreement) not to exceed 6.00 to 1.00, measured as of the last day of each fiscal quarter. BellRing LLC was in compliance with its financial covenant as of June 30, 2020, and we do not believe non-compliance is reasonably likely in the foreseeable future.

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
CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS
Forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are made throughout this report, including statements regarding the effect of the COVID-19 pandemic on our business and our continuing response to the COVID-19 pandemic. These forward-looking statements are sometimes identified from the use of forward-looking words such as “believe,” “should,” “could,” “potential,” “continue,” “expect,” “project,” “estimate,” “predict,” “anticipate,” “aim,” “intend,” “plan,” “forecast,” “target,” “is likely,” “will,” “can,” “may” or “would” or the negative of these terms or similar expressions elsewhere in this report. Our results of operations, financial condition and cash flows may differ materially from those in the forward-looking statements. Such statements are based on management’s current views and assumptions and involve risks and uncertainties that could affect expected results. Those risks and uncertainties include, but are not limited to, the following:
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
The COVID-19 pandemic has resulted in significant volatility and uncertainty in the markets in which the Company operates. At the time of this filing, the COVID-19 pandemic has not had, and the Company does not currently believe will have, a significant impact on its exposure to market risk from commodity prices, foreign currency exchange rates and interest rates, among others. For additional discussion, refer to “Liquidity and Capital Resources” and “Cautionary Statement on Forward-Looking Statements” within Item 2 of this report, as well as “Risk Factors” in Part II of this report.
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
Interest Rate Risk
Long-term debt
As of June 30, 2020, BellRing LLC had an aggregate principal amount of $682.5 million outstanding on its Term B Facility and an aggregate principal amount of $55.0 million outstanding under its Revolving Credit Facility. Borrowings under the Term B Facility and the Revolving Credit Facility bear interest at variable rates. Including the impact of interest rate swaps, a hypothetical 10% increase in interest rates would have an immaterial impact on both interest expense and interest paid during the three and nine months ended June 30, 2020. BellRing LLC had no outstanding debt as of September 30, 2019. For additional information regarding BellRing LLC’s debt, see Note 15 within “Notes to Condensed Consolidated Financial Statements.”
Interest rate swaps
As of June 30, 2020, the Company had interest rate swaps with a notional value of $350.0 million. A hypothetical 10% adverse change in interest rates would have an immaterial impact on the fair value of the interest rate swaps as of June 30, 2020. The Company held no interest rate swaps as of September 30, 2019. For additional information regarding the Company’s interest rate swap contracts, see Note 13 within “Notes to Condensed Consolidated Financial Statements.”
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
Changes in Internal Control Over Financial Reporting
There were no significant changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
In April 2018, the district court dismissed the California Federal Class Lawsuit with prejudice. This dismissal was upheld on appeal by the U.S. Court of Appeals for the Ninth Circuit. Plaintiff has petitioned for an en banc rehearing by the U.S. Court of Appeals for the Ninth Circuit. The other ten complaints remain pending in the U.S. District Court for the Northern District of California, and the court has certified individual state classes in each of those cases.

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
The COVID-19 pandemic has and is likely to continue to negatively impact the global economy and capital markets, which could result in a prolonged economic downturn or a global economic recession. These impacts could limit our ability to satisfy our debt obligations or the cost or availability of additional capital transactions. As of June 30, 2020, we had $737.5 million in aggregate principal amount debt and $22.5 million in cash and cash equivalents.
In addition, the regional or global impact of the outbreak, including official or unofficial quarantines and governmental restrictions on activities taken in response to such event, could limit our ability and the ability of our third party manufacturers to manufacture and deliver our products, which would have a material adverse impact on our business, financial condition, results of operations and cash flows. The impact of the COVID-19 pandemic could include voluntary or mandatory closures of our facilities, interruptions in our supply chain, which could impact the cost or availability of materials, restrictions on our ability to deliver our products, closures of our customers and labor shortages. We believe the COVID-19 pandemic has reduced consumer demand for our products due to, among other things, quarantines and governmental restrictions on activities and that the closure of certain specialty stores where our products are sold has decreased the sale of our products. Additional voluntary or mandatory closure of clubs, FDM, eCommerce and other retailers where our products are sold could result in a decrease in the sale of our products. We may incur additional expenses to comply with new requirements imposed by governmental authorities, including purchases of equipment or supplies that are in high demand, as well as engaging third party resources.
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

ITEM 6. EXHIBITS.
The following exhibits are either provided with this Form 10-Q or are incorporated herein by reference.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of BellRing Brands, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on October 21, 2019)
3.2	Amended and Restated Bylaws of BellRing Brands, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on October 21, 2019)
4.1	Form of Class A Common Stock Certificate of BellRing Brands, Inc. (Incorporated by reference to Exhibit 4.1 to the Company’s Form S-1 filed on September 20, 2019)
31.1	Certification of Robert V. Vitale pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 7, 2020
31.2	Certification of Darcy H. Davenport pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 7, 2020
31.3	Certification of Paul A. Rode pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 7, 2020
32.1	Certification of Robert V. Vitale, Darcy H. Davenport and Paul A. Rode, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 7, 2020
101
Interactive Data File (Form 10-Q for the quarterly period ended June 30, 2020 filed in iXBRL (Inline eXtensible Business Reporting Language)). The financial information contained in the iXBRL-related documents is “unaudited” and “unreviewed.”

104	The cover page from the Company’s Form 10-Q for the quarterly period ended June 30, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, BellRing Brands, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BELLRING BRANDS, INC.
Date:	August 7, 2020	By:	/s/ Darcy H. Davenport
Darcy H. Davenport
President and Chief Executive Officer