Form 10-K
period 2020-09-30
BELLRING BRANDS, INC.
filed 2020-11-20
CIK 1772016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2020
OR
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant’s Class A Common Stock held by non-affiliates of the registrant as of March 31, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was $672,257,136
Number of shares of Class A Common Stock, $0.01 par value outstanding as of November 16, 2020: 39,428,571
Number of shares of Class B Common Stock, $0.01 par value outstanding as of November 16, 2020: 1

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant’s definitive proxy statement for its 2021 annual meeting of stockholders, to be filed with the Securities and Exchange Commission within 120 days after September 30, 2020, are incorporated by reference into Part III of this report.

i

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS
Forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, are made throughout this report including statements regarding the effect of the COVID-19 pandemic on our business and our continuing response to the COVID-19 pandemic. These forward-looking statements are sometimes identified from the use of forward-looking words such as “believe,” “should,” “could,” “potential,” “continue,” “expect,” “project,” “estimate,” “predict,” “anticipate,” “aim,” “intend,” “plan,” “forecast,” “target,” “is likely,” “will,” “can,” “may,” “would” or the negative of these terms or similar expressions elsewhere in this report. Our financial condition, results of operations and cash flows may differ materially from those in the forward-looking statements. Such statements are based on management’s current views and assumptions and involve risks and uncertainties that could affect expected results. Those risks and uncertainties include, but are not limited to, the following:
•the impact of the COVID-19 pandemic, including negative impacts on the global economy and capital markets, the health of our employees, our ability and the ability of our third party manufacturers to manufacture and deliver our products, operating costs, demand for our on-the-go products and our operations generally;
•our dependence on sales from our ready-to-drink (“RTD”) protein shakes;
•our ability to continue to compete in our product categories and our ability to retain our market position and favorable perceptions of our brands;
•our dependence on a limited number of third party contract manufacturers and suppliers for the manufacturing of most of our products, including one manufacturer for the substantial majority of our RTD protein shakes;
•our reliance on a limited number of third party suppliers to provide certain ingredients and packaging;
•significant volatility in the cost or availability of inputs to our business (including freight, raw materials, packaging energy and other supplies);
•our ability to anticipate and respond to changes in consumer and customer preferences and behaviors and introduce new products;
•disruptions or inefficiencies in our supply chain, including as a result of our reliance on third party suppliers or manufacturers for the manufacturing of many of our products, pandemics (including the COVID-19 pandemic), changes in weather conditions, natural disasters, agricultural diseases and pests and other events beyond our control;
•consolidation in our distribution channels;
•our ability to expand existing market penetration and enter into new markets;
•allegations that our products cause injury or illness, product recalls and withdrawals and product liability claims and other litigation;
•legal and regulatory factors, such as compliance with existing laws and regulations, as well as new laws and regulations and changes to existing laws and regulations and interpretations thereof, affecting our business, including current and future laws and regulations regarding food safety, advertising and labeling;
•our ability to identify, complete and integrate or otherwise effectively execute acquisitions or other strategic transactions and effectively manage our growth;
•fluctuations in our business due to changes in our promotional activities and seasonality;
•risks associated with our international business;
•the loss of, a significant reduction of purchases by or the bankruptcy of a major customer;
•the ultimate impact litigation or other regulatory matters may have on us;
•the accuracy of our market data and attributes and related information;
•changes in estimates in critical accounting judgments;
•economic downturns that limit customer and consumer demand for our products;
•changes in economic conditions, disruptions in the United States (“U.S.”) and global capital and credit markets, changes in interest rates, volatility in the market value of derivatives and fluctuations in foreign currency exchange rates;
•our ability to protect our intellectual property and other assets;

•costs, business disruptions and reputational damage associated with information technology failures, cybersecurity incidents and/or information security breaches;
•impairment in the carrying value of goodwill or other intangibles;
•our high leverage, our ability to obtain additional financing (including both secured and unsecured debt) and our ability to service our outstanding debt (including covenants that restrict the operation of our business);
•risks related to our ongoing relationship with Post Holdings, Inc. (“Post”), including Post’s control over us;
•ability to control the direction of our business, conflicts of interest or disputes that may arise between Post and us and our obligations under various agreements with Post, including under the tax receivable agreement;
•risks associated with our public company status, including the additional expenses we will continue to incur to create and maintain the corporate infrastructure to operate as a public company;
•our ability to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002;
•significant differences in our actual operating results from any guidance we may give regarding our performance;
•our ability to hire and retain talented personnel, employee absenteeism, labor strikes, work stoppages or unionization efforts; and
•other risks and uncertainties included under “Risk Factors” in Item 1A of this report.
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

SUMMARY OF RISK FACTORS

An investment in our Class A common stock, $0.01 par value per share (the “Class A Common Stock”), involves a high degree of risk. You should carefully consider the risks summarized in Item 1A, “Risk Factors” included in this report. These risks include, but are not limited to, the following:

•The COVID-19 pandemic has negatively impacted and is expected to continue to negatively impact the global economy and capital markets. In addition, the COVID-19 pandemic has and we expect it to continue to impact our financial and operational performance.
•A substantial amount of our net sales comes from our RTD protein shakes, and a decrease in sales of our RTD protein shakes would adversely affect our business, financial condition, results of operations and cash flows.
•We operate in a category with strong competition.
•We are currently dependent on a limited number of third party contract manufacturers for the manufacturing of most of our products, including one manufacturer for the substantial majority of our RTD protein shakes. Our business could suffer as a result of a third party contract manufacturer’s inability to produce our products for us in the quantities required, on time or to our specifications.
•Our reliance on a limited number of suppliers for certain ingredients and packaging materials, the price and availability of ingredients and packaging materials, higher freight costs and higher energy costs could negatively impact profits.
•We must identify changing consumer and customer preferences and behaviors and develop and offer products to meet these preferences.
•Our results may be adversely impacted if consumers do not maintain favorable perceptions of our brands.
•Disruption of our supply chain, including as a result of the COVID-19 pandemic, and changes in weather conditions could have an adverse effect on our business, financial condition, results of operations and cash flows.
•Consolidation in our distribution channels, and competitive, economic and other pressures facing our customers, may hurt our profit margins.
•Our sales and profit growth are dependent upon our ability to expand existing market penetration and enter into new markets.
•Violations of laws or regulations by us or our third party contract manufacturers, as well as new laws or regulations or changes to existing laws or regulations, could adversely affect our business.
•We may not be able to effectively manage our growth, which could materially harm our business, financial condition, results of operations and cash flows.
•If we pursue acquisitions or other strategic transactions, we may not be able to successfully consummate favorable transactions or successfully integrate acquired businesses.
•Fluctuations in our business due to changes in our promotional activities and seasonality may have an adverse impact on our financial condition, results of operations and cash flows.
•Loss of, a significant reduction of purchases by or bankruptcy of a major customer may adversely affect our business, financial condition, results of operations and cash flows.
•Economic downturns could limit consumer and customer demand for our products.
•Impairment in the carrying value of intangible assets could negatively impact our financial condition and results of operations. If our goodwill or other intangible assets become impaired, we will be required to record additional impairment charges, which may be significant.
•We have significant debt and high leverage, which could have a negative impact on our financing options and liquidity position and could adversely affect our business.
•Despite our level of indebtedness, we may be able to incur substantially more debt, which could further exacerbate the risks described above, and we may in any event be required to maintain a minimum level of indebtedness.
•The agreements governing our debt contain various covenants that limit our ability to take certain actions and also require us to meet financial maintenance tests, and failure to comply with these covenants could have a material adverse effect on us.

•To service indebtedness and fund other cash needs, we will require a significant amount of cash, and our ability to generate cash depends on many factors beyond our control.
•Post controls our Company and has the ability to control the direction of our business.
•Post’s interests may conflict with our interests and the interests of our other stockholders. Conflicts of interest or disputes between Post and our Company could be resolved in a manner unfavorable to our Company and our other stockholders.
•Our amended and restated certificate of incorporation could prevent us from benefiting from corporate opportunities that might otherwise have been available to us.
•In order to preserve the ability of Post to distribute its beneficial retained interest in BellRing Brands, LLC (“BellRing LLC”) on a tax-free basis, we may be prevented from pursuing opportunities to raise capital, to effectuate acquisitions or to provide equity incentives to our employees, which could hurt our ability to grow.
•Our agreements with Post require us to indemnify Post for certain tax liabilities.
•The tax receivable agreement with Post and BellRing LLC requires us to make cash payments to Post for certain tax benefits we may realize in the future, and these payments could be substantial.
•We will not be reimbursed for any payments made to Post under the tax receivable agreement in the event that any tax benefits are disallowed.
•In certain cases, future payments under the tax receivable agreement to Post may be accelerated or significantly exceed the actual benefits we realize in respect of the tax attributes subject to the tax receivable agreement.
•Our organizational structure confers certain benefits upon Post and certain of its successors and assigns that may not benefit our Class A common stockholders to the same extent, and that could result in determinations harmful to the interests of such stockholders.
•Future sales or distributions of shares of our Class A Common Stock by Post could depress our Class A Common Stock price, impact our operations or result in a change in control of us.
•We have a limited operating history as a separate public company, and our historical financial information is not necessarily representative of the results we will achieve as a separate public company and may not be a reliable indicator of our future results.
•A substantial portion of our total outstanding shares of Class A Common Stock may be sold into the market at any time. These sales could cause the market price of our Class A Common Stock to drop significantly, even if our business is doing well.
•We do not expect to declare or pay any dividends on our Class A Common Stock for the foreseeable future.
•BellRing Inc.’s only material asset is its interest in BellRing LLC, and accordingly, BellRing Inc. depends on distributions from BellRing LLC to pay taxes and expenses, including payments under the tax receivable agreement. BellRing LLC’s ability to make such distributions may be subject to various limitations and restrictions.
•We may not be able to operate successfully if we lose key personnel, are unable to hire qualified additional personnel or experience turnover of our management team.

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
Unless otherwise indicated or the context otherwise requires, all references in this report to “BellRing,” “we,” “our,” “us,” “the Company” and “our Company” refer to (1) after the completion of our IPO, BellRing Inc. and its subsidiaries, including BellRing LLC, Premier Nutrition Company, LLC (“Premier Nutrition”), Dymatize Enterprises, LLC (“Dymatize”), Supreme Protein, LLC, the PowerBar brand and Active Nutrition International GmbH (“Active Nutrition International”), and (2) prior to the completion of our IPO, the active nutrition business of Post Holdings, Inc. (“Post”), which, effective as of Post’s quarter ended June 30, 2015, had been comprised of the operations and business of Premier Nutrition, Dymatize, Supreme Protein, LLC and the PowerBar brand and also included Active Nutrition International, and all references in this report to BellRing Inc. or BellRing LLC refer only to such particular entity.
COVID-19 Pandemic
The COVID-19 pandemic has caused and continues to cause global economic disruption and uncertainty, including in our business. We are closely monitoring the impact of the COVID-19 pandemic and developments related thereto, including the rising number of cases in the United States, and are taking necessary actions to safeguard the health of our employees, including their economic health, maintain the continuity of our supply chain to serve customers and consumers and preserve financial liquidity to navigate the uncertainty caused by the pandemic. However, we are unable to accurately predict the future impact that the COVID-19 pandemic will have due to various uncertainties, including the ultimate geographic spread of the virus, the severity of the virus, the duration of the outbreak and actions that may be taken by governmental authorities. For discussion regarding the impact of COVID-19 on our business and financial results, see “Market Demand” below, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and “Risk Factors” in Item 1A of this report.
Our Company
We are a leader in the global convenient nutrition category, aiming to enhance the lives of our consumers by providing them with highly nutritious, great-tasting products they can enjoy throughout the day. Our primary brands, Premier Protein, Dymatize and PowerBar, target a broad range of consumers and compete in all major product forms, including ready-to-drink (“RTD”) protein shakes, other RTD beverages, powders, nutrition bars and nutritional supplements. Our products are distributed across a diverse network of channels including club, food, drug and mass (“FDM”), eCommerce, specialty and convenience.
We have organically grown our net sales from $827.5 million in our year ended September 30, 2018 to $988.3 million in our year ended September 30, 2020. Over the same period, net earnings including redeemable noncontrolling interest grew from $96.1 million in our year ended September 30, 2018 to $100.1 million in our year ended September 30, 2020.
Our History
BellRing Inc. was incorporated in the State of Delaware on March 20, 2019 in connection with our IPO. Upon completion of a series of transactions in connection with the IPO (the “formation transactions”), BellRing LLC became the holder of Post’s active nutrition business, which, effective as of Post’s quarter ended June 30, 2015, and until the completion of our IPO, had been comprised of Premier Nutrition, Dymatize, the PowerBar brand and Active Nutrition International.
In its year ended September 30, 2013, Post acquired Premier Nutrition, which, at the time, was a marketer and distributor of high quality protein shakes and nutrition bars under the Premier Protein brand and nutritional supplements under the Joint Juice brand. Premier Nutrition, Inc. was founded in 1997, and Joint Juice, Inc. was founded in 1999. In 2011, Joint Juice, Inc. acquired the Premier Protein brand and related assets from Premier Nutrition, Inc. via a corporate restructuring, and the resulting entity assumed the name Premier Nutrition Corporation. Effective September 30, 2019, Premier Nutrition Corporation converted to a limited liability company and changed its corporate name to Premier Nutrition Company, LLC.

In its year ended September 30, 2014, Post acquired Dymatize, which, at the time, was a manufacturer and marketer of high-quality protein powders and nutritional supplements under the Dymatize brand and nutrition bars under the Supreme Protein brand. Dymatize was founded in 1994 and purchased the Supreme Protein brand in 2012.
In its year ended September 30, 2015, Post acquired the PowerBar brand and Active Nutrition International. The PowerBar brand was founded in 1986.
Our Organizational Structure
As a result of the IPO and completion of the formation transactions:
•Premier Nutrition, Dymatize, Supreme Protein, LLC and Active Nutrition International, the entities that formerly comprised the active nutrition business of Post, became direct or indirect subsidiaries of BellRing LLC.
•BellRing Inc. became a holding company, and has no material assets other than its ownership of BellRing LLC units.
•The members of BellRing LLC consist of Post and BellRing Inc. As of September 30, 2020, Post owns 71.2% of the economic interests in BellRing LLC, and BellRing Inc. (and, indirectly, the holders of our Class A Common Stock) owns 28.8% of the economic interests in BellRing LLC.
•Post holds one share of BellRing Inc. Class B common stock, $0.01 par value per share (the “Class B Common Stock”). For so long as Post or its affiliates (other than us) directly own more than 50% of BellRing LLC units, the share of Class B Common Stock represents 67% and the outstanding shares of Class A Common Stock represent 33%, respectively, of the combined voting power of the common stock of BellRing Inc. By virtue of its ownership of the Class B Common Stock, Post controls BellRing Inc.
•BellRing Inc. holds the voting membership unit of BellRing LLC (which represents the power to appoint and remove the members of the board of managers of BellRing LLC (the “Board of Managers”) and no economic interest in BellRing LLC). BellRing Inc. has the authority to appoint the members of the BellRing LLC Board of Managers and, therefore, controls BellRing LLC.
•The financial results of BellRing LLC and its subsidiaries are consolidated with BellRing Inc., and a portion of the consolidated net earnings are allocated to the redeemable noncontrolling interest (the “NCI”) to reflect the entitlement of Post to a portion of the consolidated net earnings.
See Note 1 within “Notes to Consolidated Financial Statements” included in Part II, Item 8 of this report for more information about the above-mentioned transactions as well as the IPO and formation transactions.
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
Brand Overview
Our primary brands, based on fiscal 2020 sales, are Premier Protein, Dymatize and PowerBar. Together our brands cover the major product forms in the convenient nutrition category and appeal to a broad range of consumer need states. Our net sales by brand for our year ended September 30, 2020 were as follows: Premier Protein, 83.7%; Dymatize, 11.1%; PowerBar, 3.7%; and other, 1.5%.
Three product forms accounted for the majority of our fiscal 2020 net sales. In our year ended September 30, 2020, RTD protein shakes and other RTD beverages were 82.0% of our net sales, powders were 12.3% of our net sales and nutrition bars were 5.0% of our net sales.
Premier Protein
Our largest brand, Premier Protein, is a leading mainstream, lifestyle brand. Premier Protein’s product portfolio consists of RTD protein shakes, refreshing protein beverages, nutrition bars and protein powders. Premier Protein’s flagship RTD protein shakes are available in 10 flavors and contain 30 grams of protein with only one gram of sugar and 160 calories. They are gluten- and soy-free, low fat and fortified with 24 vitamins and minerals. Premier Protein’s new shake line, Premier Protein with Oats, adds more balanced nutrition with 20 grams of protein plus 7 grams of fiber and can be enjoyed both hot and cold. Our RTD protein shakes are formulated to deliver great-tasting, leading protein levels while maintaining one of the leanest nutritional profiles in the category (as measured by sugar and calorie content). Premier Protein’s powder portfolio consists of 100% whey protein products. We believe the product profile appeals to consumers across age ranges in all four need states.
Dymatize
Our Dymatize brand is a market leader targeting fitness enthusiasts who value the brand for its science-based product development and athletic performance focus. The brand’s portfolio includes an assortment of sports nutrition products, including primarily protein powders as well as nutritional supplements. The majority of Dymatize’s sales are generated through protein powders. Our protein powder portfolio consists of three primary products: ISO.100 made with hydrolyzed 100% Whey Protein Isolate, Elite 100% Whey Protein and Super Mass Gainer. ISO.100, the brand’s flagship product, has a global reach with sales in more than 50 countries. In addition to powders, Dymatize offers a suite of products to meet the needs of athletes, including pre-workout and post-workout recovery products. Dymatize products are sold in a variety of retail channels including specialty, FDM, club and online.
PowerBar
Our PowerBar brand targets a range of consumers from committed athletes to active individuals. The brand delivers nutrient dense products to fuel consumers with ambitious, athletic lifestyles. PowerBar’s product portfolio ranges from protein and energy snacks for fitness enthusiasts to highly functional and technical energy products for competitive athletes’ in-game usage. PowerBar is positioned as a high-quality brand internationally and has a notable presence in Western Europe. In North America, the PowerBar product portfolio is focused on its most successful product offering, the PowerBar Protein Plus 20 gram protein bar that is gluten-free and a good source of fiber.
Our Customers
Our customers are predominantly club stores, FDM customers, online retailers, specialty retailers, convenience stores and distributors. We sell our products domestically and in more than fifty countries globally. Our U.S. business represented 88.9% of our net sales in our year ended September 30, 2020 and our international business represented 11.1% of our net sales in our year ended September 30, 2020.
Our largest customers, Costco and Walmart (which includes its affiliates, including Sam’s Club), accounted for approximately 67.3% of our net sales in our year ended September 30, 2020. No other customer accounted for more than 10% of our fiscal 2020 net sales.
Sales and Marketing
In the U.S., we utilize a direct sales force in multiple channels, including club, FDM, convenience, specialty and eCommerce. We also sell through a broker network for customers in the convenience, grocery and mass channels, and through distributors for the specialty channel. In international markets, we sell our products through a combination of direct sales to retailers and to third party distributors. We utilize a direct sales force in key markets in the European Union (the “E.U.”) and the United Kingdom (the “U.K.”) for multiple channels, including FDM, convenience, specialty and eCommerce. We also sell through distributors in the specialty channel.
We maintain a dedicated multi-faceted and consumer-driven marketing strategy for each of our primary brands, tailoring initiatives to each brand’s target audience. Each of our brands maintains a presence across all major social media platforms.
Premier Protein. Premier Protein’s marketing strategy is aimed at accelerating the brand’s positioning as a lifestyle brand for mainstream consumers. Premier Protein’s marketing initiatives are focused on increasing awareness to drive product trial and adoption as well as expanding household penetration among this group of consumers. Premier Protein employs a broad media strategy, which includes digital media, search marketing, television, in-store marketing and demos and online dedicated programming. As part of its marketing strategy, Premier Protein leverages its fans’ enthusiasm for the brand to spread the word of our products. The brand utilizes an influencer marketing program called “Premier Shakers” that leverages micro-influencers, content creators and top-tier influencers to generate further awareness of Premier Protein.
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
Research and Development
We continue to improve and expand our product offerings with new flavors, ingredients and packaging technologies. We leverage our dedicated innovation team, supplemented by leading design firms, product development companies, third party flavor houses and consultants.
Supply Chain
Raw Materials. Raw materials used in our business consist of ingredients and packaging materials purchased from local, regional and international suppliers. Our principal ingredients include milk-based, whey-based and soy-based proteins, protein blends, sweeteners and vitamin and mineral blends. Our primary packaging materials include aseptic foil and plastic lined cardboard cartons, flexible and rigid plastic film and containers, beverage packaging and corrugate. We purchase our raw materials in accordance with rigorous standards to assure food quality and safety. Supply availability and prices paid for raw materials can fluctuate widely due to external factors, such as pandemics (including the COVID-19 pandemic), weather conditions, labor disputes, governmental programs, regulations and trade and tariff policies, industry consolidation, economic climate, energy shortages, transportation delays, commodity market prices, currency fluctuations and other unforeseen circumstances. We regularly monitor supply and cost trends of these raw materials to enable us to obtain ingredients and packaging needed for our products. Although the prices of the principal raw materials can be expected to fluctuate, we believe such raw materials to be in adequate supply and generally available to us from several sources.
Under the terms of an agreement with a significant protein powder supplier, Premier Nutrition is required to purchase a minimum periodic volume of protein powder and has the right (but not the obligation) to order quantities in excess of such minimum amount provided the supplier has the capacity and the ability to produce such additional quantities. The agreement also contains detailed provisions regarding the product specifications and quality standards for the raw materials to be provided by the supplier, the rights of a party in the event the other party does not comply with its obligations under the agreement and other customary contractual terms and conditions. The agreement expires on October 30, 2024.
Manufacturing. We primarily engage third party contract manufacturers in North America and the E.U. to produce our products. We receive products from our contract manufacturers for an agreed-upon tolling charge for each item produced as well other minor costs. We own a manufacturing plant in Voerde, Germany that supplies nutrition bars and gels primarily for the E.U. and the U.K.
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
From three separate and geographically diverse manufacturing locations, our largest contract manufacturer provided approximately 71.3% of our Premier Protein RTD shake supply for our year ended September 30, 2020. Under the terms of a manufacturing agreement with the manufacturer, Premier Nutrition is required to purchase a minimum annual order volume of RTD protein shakes and has the right (but not the obligation) to order quantities in excess of a monthly minimum amount provided the manufacturer has the capacity and the ability to produce such additional quantities. In addition, under the terms of the manufacturing agreement, the manufacturer has committed to produce an annual minimum volume of RTD protein shakes. The manufacturing agreement also contains detailed provisions regarding the product specifications and quality standards for the products to be manufactured and packaged by the manufacturer, the tolling charges for each item produced (and certain other costs) to be paid by Premier Nutrition (and related payment terms), shipping and storage obligations, the rights of a party in the event the other party does not comply with its obligations under the manufacturing agreement and other customary contractual terms and conditions. The manufacturing agreement expires on December 31, 2022.
We regularly evaluate our contract manufacturing arrangements to ensure the cost-effective manufacturing of our products. We select our manufacturing partners based on expertise, quality, cost and location. Our quality assurance team frequently monitors manufacturing partners to ensure our partners meet our rigorous processing and quality standards, detailed in our Quality Expectations Manual, including requirements for third party certification of Good Manufacturing Practices. Our owned production plant in Voerde, Germany is additionally certified to one of the international Food Safety Standards (ISO/FSSC 22.000, IFS or BRC), SMETA 4-pillars (Labour, Environment, Health and Safety, Business Ethics) and OHSAS 18001 (Health and Safety).

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
We maintain one third party warehouse location in Germany, which receives products from our production facility located in Voerde, Germany or directly from our contract manufacturers. Our branded products are distributed from the main third party warehouses to customer distribution centers or retail stores or are exported to international customers.
Competition
We compete with other brands in the convenient nutrition category, including private label and store brand products, and with many nutritional food and beverage players. We have numerous competitors of varying sizes, including manufacturers of other branded food and beverage products, as well as manufacturers of private label products. Some of our competitors have substantially more financial, marketing and other resources than us. Competition in our industry is based on, among other things, product quality, taste, functional benefits, nutritional value and ingredients, convenience, brand loyalty and positioning, product variety, product packaging, shelf space, price, promotional activities and the ability to identify and satisfy dynamic, emerging consumer preferences. Our principal strategies for competing in our industry include strong and impactful marketing to build awareness of our products, effective customer relationship management, category insights, superior product quality and food safety, product innovation, an efficient supply chain and competitive pricing. We expect the industry we operate in to remain highly competitive for the foreseeable future.
Seasonality
We have experienced in the past, and expect to continue to experience, seasonal fluctuations in our sales and earnings before interest and taxes (“EBIT”) margins because of consumer spending patterns and timing of our key retailers’ promotional activity. Historically, our first quarter of the fiscal year is seasonally low for net sales for all brands driven by a slowdown of consumption of our products during the holiday season. Sales are typically higher throughout the remainder of the fiscal year as a result of stronger consumer demand in our second quarter of the fiscal year, promotional activity at key retailers and organic growth of the business. Seasonal fluctuations in our sales and EBIT margins may not be the same in the future as they have been historically.
Market Demand
Demand for our products is impacted by changes in consumer behaviors and preferences. When the effects of the COVID-19 pandemic, including the actions of public health and other governmental officials in response to the pandemic, began to impact the global convenient nutrition category, our products sold through the FDM, club and eCommerce channels generally experienced an increase in sales as a result of consumer pantry loading in the second quarter of fiscal 2020. During the third quarter of fiscal 2020, our products experienced category-wide slower sales primarily resulting from changes in consumer behavior, including lower on-the-go consumption and, for Dymatize, decreased access to sports nutrition products due to closures of specialty retail stores and gyms both in the U.S. and internationally. During the fourth quarter of fiscal 2020, the liquid and powders sub-categories returned to growth relatively in line with their pre-COVID-19 pandemic growth rates. However, the bar sub-category continues to experience year-over-year declines. International net sales for Dymatize and PowerBar products improved when compared to the third quarter of fiscal 2020, but continue to be negatively impacted by specialty retail store and gym closures. For further discussion regarding the impact of the COVID-19 pandemic on our business refer to the “COVID-19 Pandemic” section above, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Risk Factors” sections included in this report.
Trademarks and Intellectual Property
We own a number of trademarks that are critical to the success of our business. Our key trademarks include Premier Protein®, Premier Nutrition®, Dymatize®, PowerBar®, ISO.100®, Joint Juice®, Supreme Protein®, BellRing® and BellRing Brands®. Our owned trademarks are, in most cases, protected through registration in the U.S. or Germany, as well as in many other countries where the related brands or products are sold. We also own, or have applications pending, for several patents in the U.S. and other countries. While our patent portfolio as a whole is material to our business, no one patent or group of related patents is material to our business. In addition, we have copyrights, proprietary trade secrets, technology, know-how processes and other intellectual property rights that are not registered.
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
Our products are regulated in the U.S. either as food or dietary supplements, which internationally may be regulated as pharmaceuticals or other health food categories. As a producer and distributor of goods for human consumption, we must comply with stringent production, storage, recordkeeping, distribution, labeling and marketing standards established by the Food and Drug Administration (the “FDA”), the U.S. Department of Agriculture (the “USDA”), the Federal Trade Commission and state and local agencies in the U.S. We also must comply with standards established by similar regulatory agencies in Canada, Mexico, the E.U. and elsewhere. In addition, some of our products are produced and marketed under contract as part of special certification programs such as organic, kosher or non-GMO, and must comply with the strict standards of federal, state and third party certifying organizations. Products that do not meet regulatory or third party standards may be considered adulterated or misbranded and subject to withdrawal or recall. Additionally, following the adoption of the Food Safety Modernization Act, the FDA is implementing additional regulations focused on the prevention of food contamination, more frequent inspection of high-risk facilities, increased record-keeping and improved traceability of food.
Our manufacturing facility in Germany is subject to certain safety regulations, including the German Occupational Safety and Health Regulation. These regulations require us to comply with certain manufacturing safety standards to protect our employees from accidents. Additionally, some of the food commodities on which our business relies are subject to governmental agricultural programs (e.g., subsidies and import/export regulations), which have substantial effects on the prices and supplies of these commodities. In addition, we are subject to various federal, state and foreign laws and regulations regarding data privacy, including the E.U.’s General Data Protection Regulation, which applies to certain aspects of our business and deal with the collection and use of personal information obtained from data subjects of the E.U. As a company with international operations, we also are subject to laws, rules and regulations in the U.S. and other countries related to anti-corruption, antitrust and competition and economic sanctions. Our business also is subject to various federal, state and local laws and regulations with respect to environmental matters, including air quality, wastewater and storm water management, waste handling and disposal and other regulations intended to protect public health and the environment. In the U.S., the laws and regulations include the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act and the California Safe Drinking Water and Toxic Enforcement Act (“Proposition 65”), among others. Internationally, our operations, including our manufacturing facility in Germany, are subject to local and national regulations similar to those applicable to us in the U.S. We have made, and will continue to make, expenditures to ensure compliance with environmental regulations.
Human Capital
We have approximately 390 employees as of November 1, 2020. Of these employees, approximately 220 are in the U.S., approximately 160 are in Germany and approximately 10 are in other countries. Our people are critical to our success and we prioritize providing a safe, rewarding and respectful workplace where our people are provided with opportunities to pursue career paths based on skills, performance and potential. We adhere to our Code of Conduct, which sets forth a commitment to our stakeholders, including our employees, to operate with integrity and mutual respect.
We strive to recruit, hire and retain a talented and diverse team of people. Our employees are supported with training and development opportunities to pursue their career paths and to ensure compliance with our policies. In managing our business, we strive to develop and implement policies and programs that support our business goals, maintain competitiveness, promote shared fiscal responsibility among the Company and our employees, strategically align talent within our organization and reward performance, while also managing the costs of such policies and programs. We provide our employees with competitive fixed and/or variable pay and, for eligible employees, we currently provide access to medical, dental and life insurance benefits, disability coverage, a 401(k) plan and employee assistance programs, among other benefits.
During the COVID-19 pandemic, we are taking necessary actions to safeguard the health of our employees. Steps we have taken include enhancing facility safety measures, encouraging hygiene practices advised by health authorities, restricting business travel and site visitors and implementing remote working for certain office employees. We continue to monitor our practices to remain aligned with federal, state, local and international laws, regulations and guidelines.
Information about our Executive Officers
The section below provides information regarding our executive officers as of November 20, 2020:
Robert V. Vitale, age 54, has served as our Executive Chairman since September 2019 and serves as our co-principal executive officer. Mr. Vitale has been the President and Chief Executive Officer of Post, and as a member of Post’s board of directors, since November 2014. Previously, Mr. Vitale served as Chief Financial Officer of Post from October 2011 until

November 2014. He served as President and Chief Executive Officer of AHM Financial Group, LLC, a diversified provider of insurance brokerage and wealth management services, from 2006 until 2011 and previously was a partner of Westgate Equity Partners, LLC, a consumer-oriented private equity firm. Mr. Vitale is a member of the board of directors of 8th Avenue Food & Provisions, Inc., a private brand-centric consumer products holding company owned by Post and other third parties. Mr. Vitale also has served on the board of directors of Energizer Holdings, Inc., a publicly traded manufacturer and distributor of primary batteries, portable lighting products and automotive, appearance, performance, refrigerant and fragrance products, since August 2017. Mr. Vitale earned his undergraduate degree from St. Louis University and his MBA from Washington University.
Darcy H. Davenport, age 47, has served as our President and Chief Executive Officer since September 2019, has served as a member of our Board of Directors since the completion of our IPO and serves as our co-principal executive officer. Until the completion of the IPO, Ms. Davenport served as President of Post’s active nutrition business since October 2017 and as President of Premier Nutrition, which became a subsidiary of BellRing Inc. upon completion of our IPO, since November 2016. Ms. Davenport previously served as General Manager of Premier Nutrition from October 2014 to November 2016 and Vice President of Marketing from October 2011 to October 2014. Prior to joining Premier Nutrition, Ms. Davenport served as Director of Brand Marketing at Joint Juice, Inc., a liquid dietary supplement manufacturer, from May 2009 to October 2011, when it combined with Premier Nutrition. Ms. Davenport has served as a member of the board of directors of Blentech Corporation, a company focusing on developing custom-made, food processing solutions including equipment, integrated systems and software, since January 2010. Ms. Davenport earned her undergraduate degree from Princeton University and her MBA from New York University’s Leonard N. Stern School of Business.
Douglas J. Cornille, age 48, has served as Senior Vice President, Marketing of Premier Nutrition, which became a subsidiary of BellRing Inc. upon completion of our IPO, since July 2015. Prior to joining Premier Nutrition, Mr. Cornille was Brand Director at Clif Bar & Company, a manufacturer of various food products, from August 2011 to July 2015 and was Senior Brand Manager at Dreyer’s Grand Ice Cream Holdings, Inc., a manufacturer of ice cream and frozen yogurt, from September 2003 to August 2011. Mr. Cornille earned his undergraduate degree from Rhodes College and attended Oxford University, St. John’s College. Mr. Cornille earned his MBA from Duke University - The Fuqua School of Business.
R. Lee Partin, age 67, has served as Senior Vice President, Sales of Premier Nutrition, which became a subsidiary of BellRing Inc. upon completion of our IPO, since March 2012. Prior to joining Premier Nutrition, Mr. Partin was Director of Sales of Joint Juice, Inc., a liquid dietary supplement manufacturer that combined with Premier Nutrition in October 2011, from September 2008 to March 2012. Mr. Partin previously was a general manager of Dreyer’s Grand Ice Cream Holdings, Inc., a manufacturer of ice cream and frozen yogurt, from November 1982 to September 2008. Mr. Partin is a graduate of Virginia Commonwealth University - School of Business.
Paul A. Rode, age 50, has served as our Chief Financial Officer since September 2019 and serves as our principal financial officer and principal accounting officer. Mr. Rode served as Chief Financial Officer of Post’s active nutrition business from May 2015 until the completion of our IPO and as Chief Financial Officer of Consumer Brands, a prior reporting segment of Post, from November 2014 to May 2015. Mr. Rode previously served as Vice President, Finance of Post from January 2014 to November 2014 and Vice President, Corporate Development of Post from October 2013 to January 2014. Prior to joining Post, Mr. Rode served as Vice President, Corporate Controller of Ralcorp Holdings, Inc., which was a publicly traded consumer products company and the former parent company of Post, from February 2010 to September 2013. Mr. Rode earned his undergraduate degree from the University of Kentucky and his MBA from Northwestern University’s Kellogg School of Management.
Craig L. Rosenthal, age 49, has served as our Senior Vice President and General Counsel since August 2019. Prior to joining BellRing Inc., Mr. Rosenthal was an attorney at Husch Blackwell from May 2019 to August 2019. From January 2018 to May 2019, while complying with the terms of a non-competition agreement entered into with a previous employer that expired in March 2019, Mr. Rosenthal provided legal counsel regarding business transactions to small businesses and individuals. Mr. Rosenthal served as Senior Vice President-Law and Assistant Secretary at Altice USA, Inc., a publicly traded broadband communications and video services provider, from June 2016 to December 2017. Prior to that, Mr. Rosenthal was Senior Vice President, General Counsel and Secretary at Cequel Communications, LLC dba Suddenlink Communications, a telecommunications and technology company, from 2005 to June 2016, when it was acquired by Altice USA, Inc. Previously, Mr. Rosenthal was an attorney at Husch & Eppenberger LLC (now Husch Blackwell LLP). Mr. Rosenthal earned his undergraduate degree from the University of Missouri and juris doctorate from Washington University School of Law.
Robin Singh, age 51, has served as Senior Vice President, Operations of Premier Nutrition, which became a subsidiary of BellRing Inc. upon completion of our IPO, since March 2019. Prior to joining Premier Nutrition, Mr. Singh held various senior leadership positions at Mondelez International, Inc., a publicly traded multinational snack food company, from 1996 until March 2019, including Vice President of Operations from July 2018 to March 2019, Director of Supply Chain Strategy and Supply Chain Reinvention North America from February 2016 to July 2018, and Director of Supply Planning North America

from January 2014 to January 2016. Mr. Singh attended The University of Western Ontario - Richard Ivey School of Business and the University of Guelph, Ontario.
Emerging Growth Company Status
As a company with less than $1.07 billion in gross revenue during our last fiscal year, we qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). We will continue to be an emerging growth company until the earliest to occur of:
•the last day of the fiscal year following the fifth anniversary of our IPO;
•the last day of the fiscal year in which we have more than $1.07 billion in annual gross revenue;
•the last day of the fiscal year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior March 31 and we have been publicly reporting for at least 12 months; or
•the date on which we have issued more than $1.0 billion of non-convertible debt during the prior three-year period.
For so long as we remain an emerging growth company, we are permitted and currently intend to rely on various provisions of the JOBS Act that contain exceptions from disclosure and other requirements that otherwise are applicable to companies that conduct initial public offerings and file periodic reports with the SEC. These JOBS Act provisions:
•permit us to include less than five years of selected financial data in this report;
•permit us to include reduced disclosure regarding our executive compensation in our SEC filings as a public company;
•provide an exemption from the independent public accountant attestation requirement in the assessment of our internal control over financial reporting under the Sarbanes-Oxley Act of 2002;
•provide an exemption from compliance with any new requirements adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotation or a supplement to our auditor’s report in which the auditor would be required to provide additional information about the audit and our financial statements; and
•provide an exemption from the requirement to hold non-binding stockholder advisory votes on executive compensation and on golden parachute arrangements not previously approved.
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
Additional Information
Additional information about BellRing, including its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, press releases and other important announcements is available, free of charge, at our website at www.bellring.com as soon as reasonably practicable after their electronic filing with the SEC or their release, as applicable, or the SEC’s website at www.sec.gov (for securities filings only). The SEC maintains an internet site containing these reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. The information and other content contained on BellRing’s website are not part of (or incorporated by reference in) this report or any other document BellRing files with the SEC. BellRing’s Corporate Governance Guidelines, its Code of Conduct and the charters of its Audit and Corporate Governance and Compensation Committees of its Board of Directors also are available on its website, where they can be printed free of charge. All of these documents also are available to stockholders at no charge upon request sent to BellRing’s corporate secretary (2503 S. Hanley Road, St. Louis, Missouri 63144-2503, Telephone: 314-644-7600).

ITEM 1A.    RISK FACTORS
In addition to the information discussed elsewhere in this report, the following risks and uncertainties, some of which have occurred and any of which may occur in the future, could have a material adverse effect on our business, financial condition, results of operations and cash flows. The enumerated risks have been or may be heightened, or in some cases manifested, by the impacts of the COVID-19 pandemic and are not the only risks we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business, financial condition, results of operations and cash flows.
Risks Related to Our Business
The COVID-19 pandemic has negatively impacted and is expected to continue to negatively impact the global economy and capital markets. In addition, the COVID-19 pandemic has and we expect it to continue to impact our financial and operational performance.
The COVID-19 pandemic has and is likely to continue to negatively impact the global economy and capital markets, which could result in a prolonged economic downturn or a global economic recession. These impacts could limit our ability to satisfy our debt obligations or the cost or availability of additional capital transactions. As of September 30, 2020, we had $703.7 million in aggregate principal amount debt and $48.7 million in cash and cash equivalents.
In addition, the regional or global impact of the outbreak, including official or unofficial quarantines and governmental restrictions on activities taken in response to such event, could limit our ability and the ability of our third party manufacturers to manufacture and deliver our products, which would have a material adverse impact on our business, financial condition, results of operations and cash flows. The impact of the COVID-19 pandemic could include voluntary or mandatory closures of our facilities, interruptions in our supply chain, which could impact the cost or availability of materials, restrictions on our ability to deliver our products, closures of our customers and labor shortages. We believe the COVID-19 pandemic has reduced consumer demand for our products due to, among other things, changing consumer behaviors, quarantines and governmental restrictions on activities and that the closure of certain specialty stores where our products are sold has decreased the sale of our products. Additional voluntary or mandatory closure of clubs, FDM, eCommerce and other retailers where our products are sold could result in a decrease in the sale of our products. We may incur additional expenses to comply with new requirements imposed by governmental authorities, including purchases of equipment or supplies that are in high demand, as well as engaging third party resources.
These and other impacts of the COVID-19 pandemic have heightened, or in some cases manifested, many of the other risks disclosed herein, any of which could have a material effect on us. This situation is changing rapidly and additional impacts may arise that we are not aware of as of the date hereof. The extent and potential short and long term impact of the COVID-19 pandemic on our business, financial condition, results of operations and cash flows, which could be material, will depend on future developments, including the duration, severity and spread of the pandemic, actions that have and may be taken by governmental authorities in response to the pandemic, changing consumer behaviors and the impact on our supply chain, operations, workforce and the financial markets, all of which are highly uncertain and cannot be predicted.
A substantial amount of our net sales comes from our RTD protein shakes, and a decrease in sales of our RTD protein shakes would adversely affect our business, financial condition, results of operations and cash flows.
A substantial amount of our net sales is derived from our RTD protein shakes. Sales of our RTD protein shakes represented approximately 80.7% of our net sales in our year ended September 30, 2020. We believe that sales of our RTD protein shakes will continue to constitute a substantial amount of our net sales for the foreseeable future. Our business, financial condition, results of operations and cash flows would be harmed by a decline in the market for our RTD protein shakes, increased competition in the market for those products, disruptions in our ability to produce those products, whether due to manufacturer inability, supply chain failures or otherwise, or our failure or inability to provide sufficient investment to support and market those products as needed to maintain or grow their competitive position or to achieve more widespread market acceptance.
We operate in a category with strong competition.
The convenient nutrition category is highly competitive. We compete with other brands in the convenient nutrition category and with many nutritional food and beverage players, as well as manufacturers of private label and store brand products. Many of our competitors offer products similar to our products, or a wider range of products than we offer, and may offer their products at more competitive prices than we do. Competition in our industry is based on, among other things, product quality, taste, functional benefits, nutritional value and ingredients, convenience, brand loyalty and positioning, product variety, product packaging, shelf space, price, promotional activities and the ability to identify and satisfy dynamic, emerging consumer preferences. Some of our principal competitors have substantially more financial, marketing and other resources than we have. Our category also includes a number of smaller competitors, many of whom offer products similar to ours and may have unique ties to retailers. A strong competitive response from one or more of our competitors to our marketplace efforts, or a shift in consumer preferences to competitors’ products, could result in us reducing pricing, increasing marketing or other expenditures or losing market share. Competitive pressures also may restrict our ability to increase our prices, including in response to cost increases. Our profits could decrease if a reduction in prices or increased costs are not counterbalanced with increased sales volume. In addition, our competitors are increasingly using social media networks to advertise products. If we are unable to use social media effectively to advertise our products, it could adversely affect our business, financial condition, results of operations and cash flows.
We are currently dependent on a limited number of third party contract manufacturers for the manufacturing of most of our products, including one manufacturer for the substantial majority of our RTD protein shakes. Our business could suffer as a result of a third party contract manufacturer’s inability to produce our products for us in the quantities required, on time or to our specifications.
All of our RTD protein shakes and most of our other products are manufactured by a limited number of independent third party contract manufacturers. For our year ended September 30, 2020, approximately 71.3% of our Premier Protein RTD shake supply came from a single manufacturer and approximately 39.3% from a single facility of that manufacturer. Although we have added additional contract manufacturers of our Premier Protein RTD shakes to our third party contract manufacturing network, our number of third party contract manufacturers is still limited and if one or more of our third party contract manufacturers is unable to meet our supply requirements, it could have a material adverse impact on our business, financial condition, results of operations and cash flows. We are currently in litigation with a former third party contract manufacturer, which we had expected to produce less than 10% of our RTD protein shakes for our year ended September 30, 2019, that resulted in our termination of our agreement with it. Also, if we experience significant increases in demand for our products, we and these third party contract manufacturers may not be able to obtain in a timely manner the equipment or packaging materials required to manufacture our products (including, in particular, the RTD protein shakes in the 11 ounce size) and allocate sufficient capacity to us in order to meet our requirements, fill our orders in a timely manner or meet our quality standards. Further, we may experience operational difficulties with any of these third party contract manufacturers, such as limitations on production capacity, failure to meet our quantity requirements, including as a result of pandemics (such as the COVID-19 pandemic) or other outbreaks of contagious diseases, increases in manufacturing costs, errors in complying with product specifications, insufficient quality control and failure to meet production deadlines. In addition, we rely in part on our independent third party contract manufacturers to maintain the quality of our products. The failure or inability of our independent third party contract manufacturers to comply with the specifications and requirements of our products could result in product withdrawal or recall, which could materially and adversely affect our reputation and subject us to significant liability should the consumption of any of our products cause or be claimed to cause illness or physical harm. The inability of third party contract manufacturers to ship orders in a timely manner, in desirable quantities or to meet our safety, quality and social compliance standards or regulatory requirements could have a material adverse impact on our business, financial condition, results of operations and cash flows. Additionally, our business could be adversely affected if any of these third parties fail to comply with governmental regulations applicable to the manufacturing of our products or if any of these third parties cease doing business with us or go out of business.
Certain of our relationships with these third parties are subject to minimum volume commitments, whereby the third party contract manufacturer has committed to produce, and we have committed to purchase, a minimum quantity of product, and we or the contract manufacturer may alternatively pay the other a mostly fixed amount rather than produce or purchase the minimum quantities. Despite the minimum volume commitments, we may nonetheless experience situations where such manufacturers are unable to fulfill their minimum volume obligations under our agreements or cannot produce sufficient amount of product to meet consumer demand. For example, due to better than expected volume growth for our Premier Protein RTD shakes and delays in planned incremental production capacity by our third party contract manufacturer network, our customer demand exceeded our available capacity and resulted in inventory below acceptable levels at September 30, 2018. If we need to replace an existing third party contract manufacturer, our products may not be available when required on acceptable terms, or at all. Also, if demand for our products is significantly below our expectations, we may be obligated to pay penalties to our third party manufacturers for failing to purchase contracted minimum purchase quantities,
Our reliance on a limited number of suppliers for certain ingredients and packaging materials, the price and availability of ingredients and packaging materials, higher freight costs and higher energy costs could negatively impact profits.
We rely on a limited number of third party suppliers to provide certain ingredients used in our business. The primary ingredients used in our business include milk-based, whey-based and soy-based proteins, protein blends, sweeteners and vitamin and mineral blends, and one supplier provides the majority of our milk-based protein. The supply and price of these ingredients are subject to market conditions and are influenced by many factors beyond our control, including pandemics (such as the COVID-19 pandemic) or other outbreaks of contagious diseases, animal feed costs, weather patterns affecting ingredient production, governmental programs and regulations, insects, plant diseases and inflation. Our primary packaging materials include aseptic foil and plastic lined cardboard cartons, flexible and rigid plastic film and containers, beverage packaging and corrugate. We utilize a sole supplier for the aseptic packaging for, and our third party contract manufacturers use equipment from the same sole supplier to manufacture, our Premier Protein RTD shakes in the 11 ounce size. Although we maintain relationships with suppliers with the objective of ensuring that we have adequate sources for the supply of such ingredients and packaging materials, increases in demand for such items, both within our industry and in general, can result in shortages and higher costs. Our suppliers may not be able to meet our delivery schedules, we may lose a significant or sole supplier, a supplier may not be able to meet performance and quality specifications and we may not be able to purchase such items at a competitive cost. Further, the cost of ingredients and packaging materials may fluctuate widely, and we may experience shortages in certain items as a result of limited availability, increased demand, pandemics (such as the COVID-19 pandemic) or other outbreaks of contagious diseases, weather conditions and natural disasters, as well as other factors outside of our control. Our freight costs may increase due to factors such as limited carrier availability, increased fuel costs, increased compliance costs associated with new or changing government regulations, pandemics (such as the COVID-19 pandemic) or other outbreaks of contagious diseases and inflation. Higher prices for natural gas, propane, electricity and fuel also may increase our ingredient, production and delivery costs. The prices charged for our products may not reflect changes in our ingredient, packaging material, freight, tariff and energy costs at the time they occur, or at all.
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
We must identify changing consumer and customer preferences and behaviors and develop and offer products to meet these preferences.
Consumer and customer preferences and behaviors evolve over time due to a variety of factors. The success of our business depends on our ability to identify these changing preferences and behaviors and to continue to develop and offer products that appeal to consumers and customers through the sales channels that they prefer. Consumer preference and behavior changes include dietary trends, attention to different nutritional aspects of foods and beverages, consumer in-home and on-the-go consumption patterns, preferences for certain sales channels, such as eCommerce, concerns regarding the health effects of certain foods and beverages, sourcing practices relating to ingredients and environmental concerns regarding packaging. Several of our customers have announced goals to transition to recyclable, compostable or reusable packaging. These changing preferences and requirements could require us to use specially sourced ingredients and packaging types that may be more difficult to source or entail a higher cost or incremental capital investment which we may not be able to pass on to customers.
For instance, during the third quarter and, to a lesser extent the fourth quarter, of fiscal 2020, sales of our products were negatively impacted by lower demand resulting from the impact of the COVID-19 pandemic on various channels. If these trends continue into the future and we are unable to adapt our business in response to these consumer behaviors, or if we fail to quickly respond if and as they moderate or reverse, our business, financial condition, results of operations and cash flows could be adversely impacted. Consumers are increasingly shopping through eCommerce websites and mobile commerce applications, particularly during the COVID-19 pandemic, and this trend is significantly altering the retail landscape in our category. If we are unable to effectively compete in the expanding eCommerce market or develop the data analytics capabilities needed to generate actionable commercial insights, our business performance may be impacted, which may negatively impact our financial condition, results of operations and cash flows.
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
Maintaining and continually enhancing the value of our brands is critical to the success of our business. Brand value is based in large part on consumer perceptions. Success in promoting and enhancing brand value depends, to a significant extent, on our ability to provide high-quality products. Brand value could diminish significantly due to a number of factors, including our products becoming unavailable to consumers, our failure to maintain the quality of our products, the failure of our products to deliver consistently positive consumer experiences, adverse publicity about our products, packaging or ingredients, concerns about food safety, real or perceived health concerns regarding our products or consumer perception that we have acted in an irresponsible manner. Consumer demand for our products also may be impacted by changes in the level of advertising or promotional support. We may need to increase our marketing and advertising spending in order to maintain and increase customer and consumer awareness, protect and grow our existing market share or to promote new products, which could impact our business, financial condition, results of operations and cash flows. However, an increase in our marketing and advertising efforts may not maintain our current reputation or lead to an increase in brand awareness. The growing use of social and digital media by consumers, us and third parties increases the speed and extent that information or misinformation and opinions can be shared. Negative posts or comments about us, our brands, products or packaging or the food and beverage industry generally on social or digital media (whether factual or not) or security breaches related to use of our social media could seriously damage our brands and reputation. If we do not maintain favorable perceptions of our products and our brands, including if we are unable to respond effectively to negative posts or comments or erroneous statements about our products on social or digital media, our business, financial condition, results of operations and cash flows could be adversely impacted.
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
Disruption of our supply chain, including as a result of the COVID-19 pandemic, and changes in weather conditions could have an adverse effect on our business, financial condition, results of operations and cash flows.
Our ability to make, move and sell products in coordination with our suppliers, business partners and third party contract manufacturers is critical to our success. Damage or disruption to our collective supply, manufacturing or distribution capabilities resulting from weather, freight carrier availability, any potential effects of climate change, natural disaster, pandemics (such as the COVID-19 pandemic) or other outbreaks of contagious diseases, fire, explosion, cyber-attacks, terrorism, strikes, repairs or enhancements at facilities manufacturing or delivering our products or other reasons could impair our ability to manufacture, sell or timely deliver our products.
Changes in weather conditions and natural disasters, such as fires, floods, droughts, frosts, hurricanes, earthquakes, tornadoes, insect infestations and plant disease, also may affect the cost and supply of commodities used as raw materials, including milk-based, whey-based and soy-based proteins, protein blends, sweeteners and vitamin and mineral blends. Further, as we rely on a limited number of third party suppliers to provide certain ingredients and packaging materials, and one supplier for the majority of our milk-based protein, adverse events affecting such suppliers may limit our ability to obtain such raw materials, or alternatives for these raw materials, at competitive prices, or at all. For example, for our year ended September 30, 2020, approximately 71.3% of our Premier Protein RTD shake supply came from our largest contract manufacturer, with approximately 39.3% of our Premier Protein RTD shake supply manufactured at its Joplin, Missouri facility. In 2011, a major tornado struck Joplin, Missouri, but our supply of product from the Joplin, Missouri facility was not impacted. In addition, production of the RTD protein shakes in the 11 ounce size by our third party contract manufacturers requires packaging that we currently are sourcing from only one supplier, and equipment that our third party contract manufacturers are currently sourcing from the same supplier. Our supply of packaging for our 11 ounce RTD protein shakes from this supplier comes primarily from three of its locations. Competitors can be affected differently by weather conditions and natural disasters depending on the location of their suppliers and operations.
Failure to take adequate steps to reduce the likelihood or mitigate the potential impact of such events, or to effectively manage such events if they occur, particularly when an ingredient or packaging material is sourced from a single location or supplier, could adversely affect our business, financial condition, results of operations and cash flows and/or require additional resources to restore our supply chain. During fiscal 2020, the COVID-19 pandemic has impacted, and we expect will continue to impact, our operations. We continue to actively monitor the COVID-19 pandemic and its impact on our supply chain.

Consolidation in our distribution channels, and competitive, economic and other pressures facing our customers, may hurt our profit margins.
Over the past several years, our channels have undergone significant consolidations and mass merchandisers and non-traditional retailers are gaining market share. As this trend continues and such customers grow larger, they may seek to use their position to improve their profitability through improved efficiency, lower pricing, increased reliance on their own brand name products, increased emphasis on generic and other value brands and increased promotional programs. If we are unable to respond to these requirements, our profitability or volume growth could be negatively impacted. Additionally, if any of our customers are consolidated with another entity and the surviving entity of any such consolidation is not a customer or decides to discontinue purchasing our products, we may lose significant amounts of our preexisting business with the acquired customer. Further, the economic and competitive landscape for our customers is constantly changing, such as the emergence of new sales channels like eCommerce, and our customers’ responses to those changes could impact our business. Consolidation in our channels also increases the risk that adverse changes to our customers’ business operations or financial performance, including as a result of the COVID-19 pandemic, would have a material adverse effect on us.
Our sales and profit growth are dependent upon our ability to expand existing market penetration and enter into new markets.
Successful growth depends on our ability to add new customers, enter into new markets, expand the number of products sold through existing customers and enhance our product portfolio. This growth would include expanding the number of our products retailers offer for sale, our product placement and our ability to secure additional shelf or retail space for our products, as well as increased access to online platforms to sell our products. The expansion of our business depends on our ability to obtain new, or expand our business with existing, customers, such as club, FDM, eCommerce, convenience and specialty customers. Our failure to successfully add new customers, enter into new markets, expand the number of products sold through existing customers and enhance our product portfolio could have a material adverse effect on our business, financial condition, results of operations and cash flows.
If our products become contaminated or adulterated, or if they are misbranded or mislabeled, we might need to recall or withdraw those items and we may experience product liability claims.
Selling food products, beverages and nutritional supplements involves a number of legal and other risks, including contamination, spoilage, tampering, mislabeling or other adulteration. Additionally, many of the raw materials used to make certain of our products, particularly milk-based protein and nuts, are vulnerable to spoilage and contamination by naturally occurring molds and pathogens, such as salmonella, and pests. We may need to recall or withdraw some or all of our products if they become contaminated, adulterated, mislabeled or misbranded, whether caused by us or someone in our manufacturing or supply chain. A recall or withdrawal could result in destruction of product inventory, negative publicity, temporary plant closings for us or our third party contract manufacturers, supply chain interruption, substantial costs of compliance or remediation, fines and increased scrutiny by federal, state and foreign regulatory agencies. Should consumption of any product cause injury, we may be liable for monetary damages as a result of a judgment against us. In addition, adverse publicity, including claims, whether or not valid, that our products or ingredients are unsafe or of poor quality, may discourage consumers from buying our products or cause production and delivery disruptions. Any of these events, including a significant product liability claim against us, could result in a loss of consumer confidence in our products. Although we have various insurance programs in place and may have rights to indemnification in certain situations, any of these events or a loss of consumer confidence could have an adverse effect on our business, financial condition, results of operations and cash flows.
Violations of laws or regulations by us or our third party contract manufacturers, as well as new laws or regulations or changes to existing laws or regulations, could adversely affect our business.
Our business is subject to a variety of laws and regulations administered by federal, state and local government authorities in the U.S., as well as government authorities outside the U.S., including requirements related to food safety, quality, manufacturing, processing, storage, marketing, advertising, labeling, distribution and worker health and workplace safety. Our activities, both inside and outside of the U.S., are subject to extensive regulation. In the U.S., we are regulated by, and our activities are affected by, among other federal, state and local authorities and regulations, the FDA, the USDA, the Federal Trade Commission, the Occupational Safety and Health Administration and California’s Safe Drinking Water and Toxic Enforcement Act of 1986 (Proposition 65). In Europe, we are regulated by, among other authorities, the U.K.’s Food Standards Agency, Health and Safety Executive, Environment Agency, Environmental Health, the Information Commissioners Office and the Trading Standards Office and their equivalents in E.U. member states. We also are regulated by similar authorities elsewhere in the world where our products are distributed. Governmental regulations also affect taxes and levies, tariffs, import and export restrictions, healthcare costs, energy usage, data privacy and immigration and labor issues, any or all of which may have a direct or indirect effect on our business or the businesses of our customers or suppliers. In addition, we could be the target of claims relating to alleged false or deceptive advertising under federal, state and foreign laws and regulations.

The impact of current laws and regulations, changes in, or changes in interpretations of, these laws or regulations or the introduction of new laws or regulations could increase the costs of doing business for us or our customers or suppliers, causing our business, financial condition, results of operations and cash flows to be adversely affected. Further, if we are found to be out of compliance with applicable laws and regulations in these areas, we could be subject to civil remedies, including fines, revocations of required licenses, detention, seizure, injunctions or recalls, as well as potential criminal sanctions, any or all of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
It also is possible that federal, state, local or foreign enforcement authorities might take regulatory or enforcement action, which could result in significant fines or penalties, revocations of required licenses or injunctions, as well as potential criminal sanctions. If we are found to be significantly out of compliance, an enforcement authority could issue a warning letter and/or institute enforcement actions that could result in additional costs, substantial delays in production or even a temporary shutdown in manufacturing and product sales. Also, we may have to recall product or otherwise remove product from the market, and temporarily cease its manufacture and distribution, which would increase our costs and reduce our revenues. Any product liability claims resulting from the failure to comply with applicable laws and regulations would be expensive to defend and could result in substantial damage awards against us or harm our reputation. Any of these events would negatively impact our revenues and costs of operations.
We also may be impacted by changes to administrative policies, such as business restrictions, tariffs and trade agreements, in markets in which we or our third party manufacturers manufacture, sell or distribute our products. The COVID-19 pandemic has resulted in quarantines, import and export restrictions, price controls, governmental and regulatory actions, mandatory business closures and other restrictions that could adversely impact our operations.
Certain of our products are subject to a higher level of regulatory scrutiny, resulting in increased costs of operations and the potential for delays in product sales.
Certain of our products are regulated by the FDA as dietary supplements, which are subject to FDA regulations and levels of regulatory scrutiny different from those applicable to conventional food. Internationally, the convenient nutrition category is regulated as food and dietary supplements and, in some cases, may be regulated as drug products. Such heightened regulatory scrutiny results in increased costs of operations and the potential for delays in product sales. In addition, there is some risk that product classifications could be changed by the regulators, which could result in significant fines, penalties, discontinued distribution and relabeling costs. Any of these events would negatively impact our revenues and costs of operations.
We may not be able to effectively manage our growth, which could materially harm our business, financial condition, results of operations and cash flows.
Our growth has placed, and we expect that our continued growth may place, a significant demand on our management, personnel, systems and resources. Our continued growth will require an increased investment by us in our contract manufacturing relationships, personnel, technology, facilities and financial and management systems and controls, including monitoring and assuring our compliance with applicable regulations. We will need to integrate, train and manage a growing employee base. Unless our growth results in an increase in our revenues that is proportionate to the increase in our costs associated with this growth, our operating margins and profitability will be adversely affected. If we fail to effectively manage our growth, our business, financial condition, results of operations and cash flows could be materially harmed.
If we pursue acquisitions or other strategic transactions, we may not be able to successfully consummate favorable transactions or successfully integrate acquired businesses.
From time to time, we may evaluate potential acquisitions or other strategic transactions. Evaluating potential transactions, including divestitures, requires additional expenditures (including legal, accounting and due diligence expenses, higher administrative costs to support the acquired entities and information technology, personnel and other integration expenses) and may divert the attention of our management from day-to-day operating matters. Companies or operations we acquire or joint ventures we enter into may not be profitable or may not achieve the anticipated profitability that justify our investments.
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
We periodically offer a variety of sales and promotional incentives to our customers and consumers. Our net sales and profitability are impacted by the introduction and discontinuance of such sales and promotion incentives. In addition, we have experienced and expect to continue to experience fluctuations in our quarterly results of operations due to the seasonal nature of our business. Seasonality could cause our results of operations for an interim financial period to fluctuate and not be indicative of our full year results. Seasonality also impacts relative revenue and profitability of each quarter of the year, both on a quarter-to-quarter and year-over-year basis. If we fail to effectively manage our inventories, fluctuations in business as a result of promotional activities and seasonality may have an adverse impact on our financial condition, results of operations and cash flows.
The international portion of our business subjects us to additional risks.
In addition to other risks related to our international business disclosed herein, we are subject to a number of risks related to doing business internationally, any of which could significantly harm our business. These risks include restrictions on the transfer of funds to and from foreign countries, including potentially negative tax consequences; increased exposure to general market and economic conditions outside of the U.S.; political and economic uncertainty and volatility; the difficulty and costs of designing and implementing an effective control environment across diverse regions and employee bases; and unfavorable and/or changing foreign tax treaties and policies.
Loss of, a significant reduction of purchases by or bankruptcy of a major customer may adversely affect our business, financial condition, results of operations and cash flows.
A limited number of customer accounts represents a large percentage of our combined net sales. Our largest customers, Costco and Walmart and its affiliates (which includes Sam’s Club), accounted for approximately 67.3% of our net sales in our year ended September 30, 2020.
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
Pending and future litigation and claims may impair our reputation or lead us to incur significant costs.
We are, or may become, party to various lawsuits and claims arising in the normal course of business, which may include lawsuits or claims relating to contracts, third party contract manufacturers, intellectual property infringement, product recalls, product liability, false or deceptive advertising, employment matters, environmental matters or other aspects of our business. There has been a recent increase in lawsuits filed against food and beverage companies alleging deceptive advertising and labeling. Lawsuits and claims could be expensive and time consuming to defend and could divert management’s attention and resources and negative publicity resulting from allegations made in lawsuits or claims asserted against us, whether or not valid, may adversely affect our reputation. We may be required to pay damage awards or settlements, become subject to injunctions or other equitable remedies, be required to modify our business processes, practices or products or be required to stop selling certain of our products. In addition, intellectual property infringement litigation or claims could cause us to cease making, licensing or using products that incorporate the challenged intellectual property, require us to redesign or rebrand our products or packaging, if feasible, or require us to enter into royalty or licensing agreements in order to obtain the right to use a third party’s intellectual property. Any or all of these consequences could have a material adverse effect on our financial condition, results of operations and cash flows. The outcome of litigation is often difficult to predict, and the outcome of pending or future litigation may have a material adverse effect on our business, financial condition, results of operations and cash flows.
Although we have various insurance programs in place, the potential liabilities associated with lawsuits and claims could be excluded from coverage or, if covered, could exceed the coverage provided by such programs. In addition, insurance carriers may seek to rescind or deny coverage with respect to pending or future claims or lawsuits. If we do not have sufficient coverage under our policies, or if coverage is denied, we may be required to make material payments to settle litigation or satisfy any judgment. Any of these consequences could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Our market size and related estimates may prove to be inaccurate.
Data for the convenient nutrition category is collected for most, but not all, channels, and as a result, it is difficult to estimate the size of the market and predict the rate at which the market for our products will grow. We estimate the market size of the convenient nutrition category, including by geography, product form and consumer need state, based, in part, upon forecasts and information obtained from independent trade associations, industry publications and surveys and other independent sources, proprietary research studies and management’s knowledge of the industry. While these estimates are made in good faith and are based on assumptions and estimates we believe to be reasonable, they may not be accurate.
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
We rely on information technology networks and systems to process, transmit and store operating and financial information, to manage and support a variety of business processes and activities and to comply with regulatory, legal and tax requirements. Our reliance on information technology networks and systems has increased as a result of remote working we have implemented for certain office employees as a result of the COVID-19 pandemic. Our and our third party manufacturing and distribution facilities and inventory management utilize information technology to increase efficiencies and control costs. Our and our third party vendors’ information technology systems may be vulnerable to a variety of interruptions due to events beyond our or their control, including, but not limited to, natural disasters, terrorist attacks, telecommunications failures, power outages, computer viruses, ransomware and malware, hardware or software failures, cybersecurity incidents, hackers and other security issues. Such interruptions could negatively impact our business.
If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology infrastructure and to maintain and protect the related automated and manual control processes, or if one of our third party service providers fails to provide the services we require, we could be subject to billing and collection errors, business disruptions or damage resulting from such events, particularly material security breaches and cybersecurity incidents. Cyberattacks and other cyber incidents are occurring more frequently, are constantly evolving in nature, are becoming more sophisticated and are being made by groups and individuals (including criminal hackers, hacktivists, state-sponsored institutions, terrorist organizations and individuals or groups participating in organized crime) with a wide range of expertise and motives (including monetization of corporate, payment or other internal or personal data, theft of trade secrets and intellectual property for competitive advantage and leverage for political, social, economic and environmental reasons).
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
Our balance sheet includes intangible assets, including goodwill, trademarks, trade names and other acquired intangibles. Goodwill is expected to contribute indefinitely to our cash flows and is not amortized, but our management reviews it for impairment on an annual basis or whenever events or changes in circumstances indicate that its carrying value may be impaired. Impairments to intangible assets may be caused by factors outside of our control, such as increasing competitive pricing pressures, lower than expected revenue and profit growth rates, changes in industry earnings before interest, taxes, depreciation and amortization (“EBITDA”) and revenue multiples, changes in discount rates based on changes in cost of capital (interest rates, etc.) or the loss or bankruptcy of a significant customer. These factors, along with other internal and external factors, could have a significant negative impact on our fair value determination, which could then result in a material impairment charge in our results of operations. No impairments were recorded in the years ended September 30, 2020, 2019 and 2018. However, we could have impairments in the future.
We are subject to environmental laws and regulations that can impose significant costs and expose us to potential financial liabilities.
We are subject to extensive federal, state, local and foreign laws and regulations relating to the protection of human health and the environment, including those limiting the discharge and release of pollutants into the environment and those regulating the transport, storage, disposal and remediation of, and exposure to, solid and hazardous wastes. Certain environmental laws and regulations can impose joint and several liability without regard to fault on responsible parties, including past and present owners and operators of sites, related to cleaning up sites at which hazardous materials were disposed of or released.
Failure to comply with environmental laws and regulations could result in severe fines and penalties by governments or courts of law. In addition, future laws may more stringently regulate the emission of greenhouse gases, particularly carbon dioxide and methane. We cannot predict the impact that such regulation may have, or that climate change may otherwise have, on our business. Future events, such as new or more stringent environmental laws and regulations, new environmental claims, the discovery of currently unknown environmental conditions requiring responsive action or more vigorous interpretations or enforcement of existing environmental laws and regulations, might require us to incur additional costs that could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Climate change, or legal or market measures to address climate change, may negatively affect our business and operations.
There is growing concern that carbon dioxide and other greenhouse gases in the atmosphere may have an adverse impact on global temperatures, weather patterns and the frequency and severity of extreme weather and natural disasters. If any of these climate changes has a negative effect on agricultural productivity, we may be subject to decreased availability or less favorable pricing for certain commodities that are necessary for our products, such as milk-based, whey-based and soy-based proteins, protein blends, sweeteners and vitamin and mineral blends. In addition, increases in the frequency and severity of extreme weather and natural disasters may result in damage and disruptions to our manufacturing operations and distribution channels or our third party manufacturers’ operations, particularly where a product is primarily sourced from a single location. Also, the impacts of these climate changes may cause unpredictable water availability or exacerbate water scarcity. Water is critical to our business, and the lack of available water of acceptable quality may lead to, among other things, adverse effects on our operations. The increasing concern over climate change and related environmental sustainability matters also may result in more federal, state, local and foreign legal requirements to reduce or mitigate the effects of greenhouse gases or conserve and replenish water. If such laws are enacted, we may experience significant increases in our costs of operation and delivery. Further, our business could be adversely affected if we are unable to effectively address increased concerns from the media, stockholders and other stakeholders on climate change and related environmental sustainability and governance matters. As a result, climate change could negatively affect our business, financial condition, results of operations and cash flows.
Risks Related to Our Indebtedness
We have significant debt and high leverage, which could have a negative impact on our financing options and liquidity position and which could adversely affect our business.
We have a significant amount of debt. As of September 30, 2020, we had $703.7 million in aggregate principal amount of total debt. Additionally, our secured revolving credit facility has a remaining borrowing capacity of $170.0 million as of September 30, 2020 (all of which would be secured when drawn).
Our overall leverage and the terms of our financing arrangements could:
•limit our ability to obtain additional financing in the future for working capital, capital expenditures or acquisitions, to fund growth or for general corporate purposes, even when necessary to maintain adequate liquidity;
•make it more difficult for us to satisfy the terms of our debt obligations;
•limit our ability to refinance our indebtedness on terms acceptable to us, or at all;
•limit our flexibility to plan for and to adjust to changing business and market conditions in the industries in which we operate and increase our vulnerability to general adverse economic and industry conditions;
•require us to dedicate a substantial portion of our cash flow from operations to make interest and principal payments on our debt, thereby limiting the availability of our cash flow to fund future investments, capital expenditures, working capital, business activities and other general corporate requirements;
•increase our vulnerability to adverse economic or industry conditions; and
•subject us to higher levels of indebtedness than our competitors, which may cause a competitive disadvantage and may reduce our flexibility in responding to increased competition.
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
In order to preserve its intended tax treatment in connection with the formation transactions that were undertaken as part of our IPO, we expect that, so long as Post has the ability to control us, Post will require that BellRing LLC maintain a minimum level of outstanding indebtedness equal to approximately $660.0 million, which takes into consideration the estimated amount of undistributed taxable income of BellRing LLC and its subsidiaries allocable to Post for the fiscal year ended September 30, 2020. See “Post controls our Company and has the ability to control the direction of our business” and “Post’s interests may conflict with our interests and the interests of our other stockholders. Conflicts of interest or disputes between Post and our Company could be resolved in a manner unfavorable to our Company and our other stockholders.”
The agreements governing our debt contain various covenants that limit our ability to take certain actions and also require us to meet financial maintenance tests, and failure to comply with these covenants could have a material adverse effect on us.
Our financing arrangements contain restrictions, covenants and events of default that, among other things, require us to satisfy certain financial tests and maintain certain financial ratios and restrict our ability to incur additional indebtedness and to refinance our existing indebtedness. Financing arrangements which we enter into in the future could contain similar restrictions and additionally could require us to comply with similar, new or additional financial tests or to maintain similar, new or additional financial ratios. The terms of our financing arrangements, financing arrangements which we enter into in the future and any future indebtedness may impose various restrictions and covenants on us that could limit our ability to respond to market conditions, provide for capital investment needs or take advantage of business opportunities by limiting the amount of additional borrowings we may incur. These restrictions include compliance with, or maintenance of, certain financial tests and ratios and may limit or prohibit our ability to, among other things: borrow money or guarantee debt; create liens; make investments and acquisitions; enter into, or permit to exist, contractual limits on the ability of our subsidiaries to pay dividends to us; enter into new lines of business; enter into transactions with affiliates; and sell assets or merge with other companies.
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
Our credit agreement contains customary financial covenants, including a covenant requiring BellRing LLC to maintain a total net leverage ratio (as defined in our credit agreement) not to exceed 6.00:1.00, as measured as of the last day of each fiscal quarter.
To service indebtedness and fund other cash needs, we will require a significant amount of cash, and our ability to generate cash depends on many factors beyond our control.
BellRing LLC’s ability to pay principal and interest on its debt obligations and to fund any planned capital expenditures and other cash needs will depend in part upon the future financial and operating performance of BellRing LLC and its subsidiaries. Prevailing economic conditions and financial, business, competitive, legislative, regulatory and other factors, many of which are beyond our control, will affect BellRing LLC’s ability to make these payments.
If BellRing LLC is unable to make payments or we are unable to refinance our debt or obtain new financing under these circumstances, we may consider other options, including: sales of assets; sales of equity; reductions or delays of capital expenditures, strategic acquisitions, investments and alliances; or negotiations with our lenders to restructure the applicable debt.
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
As of September 30, 2020, the aggregate principal amount of our debt instruments with exposure to interest rate risk was $703.7 million. As a result, higher interest rates will increase the cost of servicing our financial instruments with exposure to interest rate risk and could materially reduce our profitability and cash flows. As of September 30, 2020, each one hundred basis points change in LIBOR rates would result in an approximate $4.0 million change in the annual cash interest expense, before any principal payment, on our financial instruments with exposure to interest rate risk, including the impact of the $350.0 million in interest rate swap agreements and excluding the impact of any interest rate floors (as defined in our credit agreement).
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
Post owns the share of our Class B Common Stock, which, for so long as Post or its affiliates (other than us) directly own more than 50% of the BellRing LLC units, represents 67% of the total voting power of both classes of our outstanding common stock.
As long as Post or its affiliates (other than us) owns more than 50% of the BellRing LLC units, it will be able to control nearly all corporate actions that require a stockholder vote, regardless of the vote of any other stockholder. As a result, Post has the ability to control significant matters involving us, including:
•the election and removal of our directors;
•determinations with respect to mergers, business combinations, dispositions of assets or other extraordinary corporate transactions;
•certain amendments to our amended and restated certificate of incorporation;
•changes in capital structure, including the level of indebtedness;
•the number of shares of our Class A Common Stock available for issuance under our equity incentive plans for our prospective and existing employees; and
•agreements that may adversely affect us.
Alternatively, if Post does not provide any requisite affirmative vote on matters requiring stockholder approval allowing us to take particular actions when requested, we will not be able to take such actions, and as a result, our business, financial condition, results of operations and cash flows may be adversely affected. Even if Post owns 50% or less of the BellRing LLC units, Post will have the ability to substantially influence these matters for as long as it owns a significant portion of the voting power.
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
Post could have interests that differ from, or conflict with, the interests of our other stockholders and could cause us to take certain actions even if the actions are not favorable to us or our other stockholders or are opposed by our other stockholders. If

Post is acquired or otherwise experiences a change in control, any acquirer or successor will be entitled to exercise Post’s voting control with respect to us. Post, if it has redeemed BellRing LLC units for shares of our Class A Common Stock, generally has the right at any time to sell or otherwise dispose of the shares of our Class A Common Stock that it owns, including the ability to transfer a controlling interest in us to a third party, without the approval of any other stockholder and without providing for a purchase of any other stockholder’s shares of Class A Common Stock. Post and its affiliates may also directly transfer their BellRing LLC units to third parties without the consent or approval of the Board of Managers of BellRing LLC or any other party, and in connection with such transfers, subject to certain exceptions, must either grant a written proxy to, or enter into a written voting agreement or other voting arrangement with, such transferee, which provides for the right of such transferee to direct Post or its applicable affiliate, as the holder of the share of our Class B Common Stock, to cast a number of votes to which such share of Class B Common Stock is entitled on all matters in which our stockholders generally are entitled to vote equal to the number of BellRing LLC units held by such third party in the event that Post or its applicable affiliate, as the holder of the share of our Class B Common Stock, holds in the aggregate 50% or less of the BellRing LLC units. In addition, Post may determine to distribute its beneficial retained interest in BellRing LLC by means of a spin-off to its shareholders.
Potential conflicts of interest or disputes may arise between Post and us in a number of areas relating to our past or ongoing relationships, including:
•tax, employee benefits, indemnification and other matters arising from our IPO;
•employee retention and recruiting;
•the nature, quality and pricing of services Post has agreed to provide to us;
•business opportunities that may be attractive to both Post and us;
•sales or other disposals by Post of all or a portion of its ownership in BellRing LLC; and
•any new commercial arrangements between Post and us in the future.
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
In order to preserve the ability of Post to distribute its beneficial retained interest in BellRing LLC on a tax-free basis, we may be prevented from pursuing opportunities to raise capital, to effectuate acquisitions or to provide equity incentives to our employees, which could hurt our ability to grow.
Under current laws, in order to effect certain tax-free distributions of its beneficial retained interest in BellRing LLC, Post may wish to ensure that the aggregate value of the BellRing LLC assets owned indirectly by the holders of our Class A Common Stock does not exceed the value of Post’s beneficial retained interest in BellRing LLC. While Post has advised us that it does not have any definitive plans to undertake a tax-free distribution of its beneficial retained interest in BellRing LLC, Post may use its majority voting interest in us to retain its ability to engage in such a transaction in the future. This may cause Post to not support transactions we wish to pursue that involve issuing shares of our Class A Common Stock, including for capital raising purposes, as consideration for an acquisition or as equity incentives to our employees. The inability to pursue such transactions, if it occurs, may adversely affect our Company. See “Post controls our Company and has the ability to control the direction of our business” and “Post’s interests may conflict with our interests and the interests of our other stockholders. Conflicts of interest or disputes between Post and our Company could be resolved in a manner unfavorable to our Company and our other stockholders.”
Our agreements with Post require us to indemnify Post for certain tax liabilities.
In connection with our IPO, BellRing Inc. and BellRing LLC entered into a tax matters agreement with Post. Under the tax matters agreement, Post is responsible for all taxes for Post’s historical active nutrition business which relate to pre-IPO periods, and BellRing LLC generally is responsible for (i) all taxes imposed with respect to any consolidated, combined or unitary tax return of Post or any of its subsidiaries that includes BellRing LLC or any of its subsidiaries to the extent such taxes relate to post-IPO periods and are attributable to BellRing LLC or any of its subsidiaries, as determined under the tax matters agreement, and (ii) all taxes that relate to post-IPO periods imposed with respect to any consolidated, combined, unitary or separate tax returns of BellRing LLC or any of its subsidiaries, as determined under the tax matters agreement. To the extent Post fails to pay taxes imposed with respect to any consolidated, combined or unitary tax return of Post or any of its subsidiaries that includes BellRing Inc. or any of its subsidiaries, the relevant taxing authority could seek to collect such taxes (including taxes for which Post is responsible under the tax matters agreement) from BellRing Inc. or its subsidiaries.
The tax receivable agreement with Post and BellRing LLC requires us to make cash payments to Post for certain tax benefits we may realize in the future, and these payments could be substantial.
Post (or certain of its transferees or assignees) may redeem BellRing LLC units for, at the option of BellRing LLC (as determined by its Board of Managers), shares of our Class A Common Stock or cash pursuant to the amended and restated limited liability company agreement of BellRing LLC (the “BellRing LLC Limited Liability Company Agreement”). These redemptions, the formation transactions that were undertaken in connection with our IPO and certain actual or deemed distributions from BellRing LLC to Post (or certain of its transferees or assignees) or deemed sales by Post (or certain of its transferees or assignees) to BellRing Inc. or BellRing LLC of BellRing LLC units or assets, may result in increases in our pro rata share of the tax basis of BellRing LLC’s assets that otherwise would not have been available. Such increases in tax basis are likely to increase (for tax purposes) depreciation and amortization deductions allocable to us and therefore reduce the amount of income tax attributable to BellRing LLC’s operations we would otherwise be required to pay in the future and also may decrease gain (or increase loss) otherwise allocable to us from BellRing LLC on future dispositions of certain of BellRing LLC’s assets to the extent the increased tax basis is allocated to those assets. Furthermore, under Section 704(c) of the Internal Revenue Code (the “Code”), we will be entitled to certain tax benefits generated by the pre-existing, contributed tax basis in BellRing LLC’s assets in excess of our pro rata share of such basis at the time of the partnership’s formation. The Internal Revenue Service (the “IRS”) may challenge all or part of these tax basis increases and tax benefits and no assurances can be made regarding the availability of these tax basis increases or other tax benefits.
In connection with our IPO, BellRing Inc. entered into the tax receivable agreement with Post and BellRing LLC. Under the tax receivable agreement, BellRing Inc. is required to make cash payments to Post (or certain of its transferees or other assignees) equal to 85% of the amount of cash savings, if any, in U.S. federal income tax, as well as state and local income tax and franchise tax (using an assumed tax rate on a base equal to the U.S. federal taxable income of BellRing Inc.), that we realize

(or, in some circumstances, we are deemed to realize) as a result of (a) the increase in the tax basis of the assets of BellRing LLC attributable to (i) the redemption of BellRing LLC units by Post (or certain of its transferees or assignees) pursuant to the BellRing LLC Limited Liability Company Agreement, (ii) deemed sales by Post (or certain of its transferees or assignees) of BellRing LLC units or assets to BellRing Inc. or BellRing LLC, (iii) certain actual or deemed distributions from BellRing LLC to Post (or certain of its transferees or assignees) and (iv) certain formation transactions that were undertaken in connection with our IPO, (b) disproportionate allocations of tax benefits to BellRing Inc. as a result of Section 704(c) of the Code and (c) certain tax benefits (e.g., imputed interest, basis adjustments, deductions, etc.) attributable to payments under the tax receivable agreement. Any payments made by us under the tax receivable agreement will generally reduce the amount of overall cash flow that might have otherwise been available to us. To the extent that we are unable to make payments under the tax receivable agreement for any reason, such payments will be deferred and will accrue interest until paid. There can be no assurance that we will be able to fund or finance our obligations under the tax receivable agreement. Furthermore, our future obligation to make payments under the tax receivable agreement could make us a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that are subject of the tax receivable agreement. Actual tax benefits realized by us may differ from the tax benefits calculated pursuant to the terms of the tax receivable agreement, including as a result of the use of certain assumptions in the tax receivable agreement, including the use of an assumed state and local income tax rate on a base equal to the U.S. federal taxable income of BellRing Inc. to calculate tax benefits. Payments under the tax receivable agreement are not conditioned on Post’s continued ownership of BellRing LLC units or our Class A Common Stock or Class B Common Stock. The payment obligation is a payment obligation of BellRing Inc. and not of BellRing LLC.
Post (or its transferees or assignees) may determine to redeem any or all of its BellRing LLC units in its sole discretion and, in such event, the actual increase in tax basis and the amount and timing of any payments under the tax receivable agreement will vary depending upon a number of factors, including the timing of any future redemptions, the price of shares of our Class A Common Stock at the time of the redemption, the nature of the assets owned by BellRing LLC at the time of the redemption, the extent to which such redemptions are taxable, the tax rates then applicable and the amount and timing of our income.
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
The tax receivable agreement provides that, upon a merger, asset sale or other form of business combination or certain other changes of control or if, at any time, we elect an early termination of the tax receivable agreement or materially breach any of our material obligations under the tax receivable agreement, our (or our successor’s) future obligations under the tax receivable agreement would accelerate and become due and payable based on certain assumptions, including that we would have sufficient taxable income to fully utilize all potential future tax benefits that are subject to the tax receivable agreement, and that, as of the effective date of the acceleration, any BellRing LLC units that Post (or its transferees or assignees) has not yet redeemed will be deemed to have been redeemed by Post (and its transferees and assignees) for an amount based on the closing trading price of our Class A Common Stock at the time of termination, even if we do not receive the corresponding tax benefits until a later date when the BellRing LLC units are actually redeemed. Such obligations under the tax receivable agreement, however, would not arise if Post distributes its beneficial retained interest in BellRing LLC by means of a spin-off to its shareholders. As a result of the foregoing, we would be required to make an immediate cash payment equal to the estimated present value as outlined in the tax receivable agreement of the anticipated future tax benefits that are the subject of the tax receivable agreement, which payment may be made significantly in advance of the actual realization, if any, of those future tax benefits and, therefore, we could be required to make payments under the tax receivable agreement that are greater than the specified percentage of the actual tax benefits we ultimately realize.

Our organizational structure confers certain benefits upon Post and certain of its successors and assigns that may not benefit our Class A common stockholders to the same extent, and that could result in determinations harmful to the interests of such stockholders.
Our organizational structure, including the fact that Post owns more than 50% of the voting power of our outstanding common stock and holds its economic interest in BellRing LLC directly, confers certain benefits upon Post that will not benefit the holders of our Class A Common Stock to the same extent as they will benefit Post. For example, the tax receivable agreement will provide for the payment by us to Post (or certain of its transferees or other assignees) of 85% of the amount of cash savings, if any, in U.S. federal income tax, as well as state and local income tax and franchise tax (using an assumed tax rate on a base equal to the U.S. federal taxable income of BellRing Inc.) that we realize (or, in some circumstances, we are deemed to realize) as a result of (a) the increase in the tax basis of assets of BellRing LLC attributable to (i) the redemption of BellRing LLC units by Post (or certain of its transferees or assignees) pursuant to the BellRing LLC Limited Liability Company Agreement, (ii) deemed sales by Post (or certain of its transferees or assignees) of BellRing LLC units or assets to BellRing Inc., (iii) certain actual or deemed distributions from BellRing LLC to Post (or certain of its transferees or assignees) and (iv) certain formation transactions that were undertaken in connection with our IPO, (b) disproportionate allocations of tax benefits to BellRing Inc. as a result of Section 704(c) of the Code and (c) certain tax benefits (e.g., basis adjustments, deductions, etc.) attributable to payments under the tax receivable agreement. Although we will retain 15% of the amount of such tax benefits, it is possible that the interests of Post may in some circumstances conflict with our interests and the interests of our other stockholders, including you.
Further, Post may have different tax positions from us, especially in light of the tax receivable agreement, that could influence its decisions regarding whether and when we should dispose of assets, whether and when we should incur new or refinance existing indebtedness and whether and when we should terminate the tax receivable agreement and accelerate our obligations thereunder. In addition, changes in tax laws, the determination of future tax reporting positions, the structuring of future transactions (including dispositions of Post’s interests in BellRing LLC, such as through a tax-free spin-off to its shareholders) and related restrictions on us, and the handling of any future challenges by any taxing authority to our tax reporting positions, may take into consideration Post’s tax plans and objectives or other considerations, which may differ from the considerations of us or our other stockholders. Such determination may adversely affect our profitability or prevent us from pursuing certain opportunities to grow.
In the event Post is acquired or otherwise experiences a change in control, any acquirer or successor will generally succeed to the rights and obligations of BellRing LLC (including under the tax receivable agreement), and the same considerations described above apply to any such successor parties.
If the BellRing LLC Board of Managers elects to make cash payments rather than issue shares of our Class A Common Stock in future redemptions of BellRing LLC units, such cash payments may reduce the amount of overall cash flow that would otherwise be available to us.
Subject to the terms of the BellRing LLC Limited Liability Company Agreement, BellRing LLC units may be redeemed at any time for, at the option of BellRing LLC (as determined by its Board of Managers), (i) shares of our Class A Common Stock or (ii) cash (based on the market price of the shares of our Class A Common Stock). The redemption of BellRing LLC units for shares of Class A Common Stock will be at an initial redemption rate of one share of Class A Common Stock for one BellRing LLC unit, subject to customary redemption rate adjustments for stock splits, stock dividends and reclassifications. If cash payments are elected rather than the issuance of shares of our Class A Common Stock, such payments may require the payment of significant amounts of cash and may reduce the amount of overall cash flow that would otherwise be available for distribution to us from BellRing LLC, and also may negatively affect our ability to successfully execute our growth strategy.
Future sales or distributions of shares of our Class A Common Stock by Post could depress our Class A Common Stock price, impact our operations or result in a change in control of us.
Post generally has the right at any time, if it has redeemed BellRing LLC units for shares of our Class A Common Stock, to sell or otherwise dispose of all or a portion of the shares of our Class A Common Stock that it owns to third parties. Post and its affiliates may also directly transfer their BellRing LLC units to third parties without the consent or approval of the Board of Managers of BellRing LLC or any other party. In connection with such transfers, subject to certain exceptions, Post must either grant a written proxy to, or enter into a written voting agreement or other voting arrangement with, such transferee, which, if Post or its affiliates holds in the aggregate 50% or less of the BellRing LLC units, will provide for the right of such transferee to direct Post or its applicable affiliate, as the holder of the share of our Class B Common Stock, to cast a number of votes to which such share of Class B Common Stock is entitled on all matters in which our stockholders generally are entitled to vote equal to the number of BellRing LLC units held by such third party. In addition, Post may determine to distribute its beneficial retained interest in BellRing LLC by means of a spin-off to its shareholders. A sale of a controlling interest in us to a third party would result in persons other than Post controlling us and could result in a change of management or changes in our business operations and policies. Sales by Post in the public market of substantial amounts of our Class A Common Stock or a spin-off to its shareholders also could depress the price of our Class A Common Stock.
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
In connection with our IPO, BellRing Inc., BellRing LLC and Post entered into a master services agreement (the “MSA”) pursuant to which Post provides certain services to us, such as legal, finance, internal audit, treasury, information technology, support, human resources, insurance and tax matters. Post is not obligated to provide these services in a manner that differs from the nature of the services it provided to us prior to our IPO, and thus we may not be able to modify these services in a manner desirable to us. Further, if we no longer receive these services from Post, we may not be able to perform these services ourselves or to find appropriate third party arrangements at a reasonable cost, and the cost may be higher than that charged by Post.
Risks Related to Ownership of Our Class A Common Stock
We have a limited operating history as a separate public company, and our historical financial information is not necessarily representative of the results we will achieve as a separate public company and may not be a reliable indicator of our future results.
The historical financial information we have included in this report related to periods prior to our IPO in October 2019 does not reflect what our financial position, results of operations or cash flows would have been had we been a separate public company during those historical periods, or what our financial position, results of operations or cash flows will be in the future as a separate public company.
We have and will continue to incur additional expenses to create and maintain the corporate infrastructure to operate as a public company, and we have and will continue to experience increased ongoing costs in connection with being a public company.
Prior to our IPO, our business had historically used some of Post’s corporate infrastructure and services to support our business functions. The expenses related to establishing and maintaining this infrastructure had been spread across all of Post’s businesses and charged to us on a cost-allocation basis. After our IPO, except as described below, we no longer have access to Post’s infrastructure or services, and we have had to establish our own. The services historically provided to us by Post included finance, information technology, legal, human resources, quality, supply chain and purchasing functions. Following our IPO, we continue to receive some of these services pursuant to the MSA with Post. There can be no assurance that all of the functions provided to us by Post under the MSA will be successfully executed by Post or that we will not have to expend significant efforts or costs materially in excess of those estimated in the MSA. Any interruption in these services could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, upon termination of the MSA, we will need to perform these functions ourselves or hire third parties to perform these functions on our behalf.
If we are unable to continue to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, or our internal control over financial reporting is not effective, the reliability of our financial statements may be questioned, and the price of our Class A Common Stock could decline.
Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”) requires any company subject to the reporting requirements of the U.S. securities laws to do a comprehensive evaluation of its and its consolidated subsidiaries’ internal control over financial reporting. To comply with this statute, we are required to document and test our internal control procedures and our management is required to assess and issue a report concerning our internal control over financial reporting. At such time as we are no longer an “emerging growth company” under the JOBS Act and qualify as an “accelerated filer” or “large accelerated filer” as defined under SEC rules, our independent registered public accounting firm will be required to formally attest to the effectiveness of our internal control over financial reporting. For these reasons, our auditors’ report on internal controls is not contained in this report.
The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation to meet the detailed standards under the rules. During the course of its testing, our management may identify material weaknesses or significant deficiencies which may not be remedied in time to meet the deadlines imposed by SOX and SEC rules. If, at such time as each is required, our management cannot favorably assess the effectiveness of our internal control over financial reporting or our auditors identify material weaknesses in our internal controls, investor confidence in our financial results may weaken, the price of our Class A

Common Stock may suffer, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities. In addition, in the event we do not maintain effective internal control over financial reporting, we might fail to timely prevent or detect potential financial misstatements.
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
The market price and trading volume of our Class A Common Stock may be volatile.
The market price of our Class A Common Stock could fluctuate significantly for many reasons, including in response to the risk factors listed in this report or for reasons unrelated to our specific performance, such as reports by industry analysts, our failure to meet analysts’ earnings estimates, investor perceptions, or negative developments relating to our customers, competitors or suppliers, as well as general economic and industry conditions including those resulting from the COVID-19 pandemic. Furthermore, the stock markets have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. Further, our Class A Common Stock likely will not be eligible to be included in certain stock indices because of our dual class voting structure. For example, in July 2017, S&P Dow Jones stated that companies with multiple share classes will not be eligible for inclusion in the S&P Composite 1500 (comprised of the S&P 500, S&P MidCap 400 and S&P SmallCap 600). Any such exclusion from indices could result in a less active trading market for our Class A Common Stock.
A substantial portion of our total outstanding shares of Class A Common Stock may be sold into the market at any time. These sales could cause the market price of our Class A Common Stock to drop significantly, even if our business is doing well.
The market price of our Class A Common Stock could decline as a result of sales of a large number of shares of our Class A Common Stock or the perception that such sales could occur. These sales, or the possibility that these sales may occur, could make it more difficult for our stockholders to sell their shares of our Class A Common Stock at a time and price they consider appropriate, and could impair our ability to raise equity capital or use our Class A Common Stock as consideration for acquisitions of other businesses, investments or other corporate purposes.
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
We do not intend to pay cash dividends on our Class A Common Stock for the foreseeable future. Consequently, our stockholders must rely on sales of their shares of our Class A Common Stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Any future determination to pay dividends, including timing and amount, will be at the discretion of our Board of Directors and subject to, among other things, our compliance with applicable law, and depend on, among other things, our results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in our debt agreements, business prospects and other factors that our Board of Directors may deem relevant. Our ability to pay dividends depends on our receipt of cash dividends from our operating subsidiaries, including BellRing LLC, and our ability to pay dividends may be further restricted as a result of the laws of our subsidiaries’ jurisdictions of organization or their agreements, including agreements governing indebtedness.
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
Our amended and restated certificate of incorporation and amended and restated bylaws contain several provisions that may make it more difficult or expensive for a third party to acquire control of us without the approval of our Board of Directors. These provisions also may delay, prevent or deter a merger, acquisition, tender offer, proxy contest or other transaction that might otherwise result in our stockholders receiving a premium over the market price for their Class A Common Stock. The provisions include, among others:
•a prohibition on actions by written consent of the stockholders once Post and its affiliates (other than us) no longer own of record more than 50% of the BellRing LLC units;
•our Board of Directors is divided into three classes with staggered terms;
•authorized but unissued shares of common stock and preferred stock that will be available for future issuance;
•the ability of our Board of Directors to fix the size of the Board of Directors and fill vacancies without a stockholder vote;
•provisions that have the same effect as a modified version of Section 203 of the Delaware General Corporation Law, an anti takeover law (as further described below); and
•advance notice requirements for stockholder proposals and director nominations.
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
We qualify as an “emerging growth company” as defined in the JOBS Act. For so long as we remain an emerging growth company, we are permitted and currently rely on certain provisions of the JOBS Act that contain exceptions from disclosure and other requirements that otherwise are applicable to companies that file periodic reports with the SEC. These JOBS Act provisions:
•permit us to include less than five years of selected financial data in this report;
•permit us to include reduced disclosure regarding our executive compensation in our SEC filings;
•provide an exemption from the independent public accountant attestation requirement in the assessment of our internal control over financial reporting under the Sarbanes-Oxley Act of 2002;
•provide an exemption from compliance with any new requirements adopted by the Public Company Accounting Oversight Board, requiring mandatory audit firm rotation or a supplement to our auditor’s report in which the auditor would be required to provide additional information about the audit and our financial statements; and
•provide an exemption from the requirement to hold non-binding stockholder advisory votes on executive compensation and on golden parachute arrangements not previously approved.
We could be an emerging growth company for up to five years from the closing date of our IPO, or until the earliest of (i) the last day of the fiscal year in which we have more than $1.07 billion in annual gross revenue; (ii) the last day of the fiscal year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, which would occur if the market value of our Class A Common Stock that is held by non-affiliates exceeds $700.0 million as of the prior March 31 and we have been publicly reporting for at least 12 months; or (iii) the date on which we have issued more than $1.0 billion of non-convertible debt during the prior three-year period. Some investors may find our Class A Common Stock less attractive if we rely on these provisions, which could result in a less active trading market for our Class A Common Stock and higher volatility in our stock price.
We are a “controlled company” within the meaning of the New York Stock Exchange (the “NYSE”) corporate governance standards and we qualify for exemption from certain corporate governance requirements. We do not currently rely on any of these exemptions, but there can be no assurance that we will not rely on these exemptions in the future.
Since Post owns more than 50% of the voting power of all of our outstanding common stock, we are a “controlled company” under the NYSE corporate governance standards and are eligible to rely on exemptions from the following NYSE corporate governance requirements:
•the requirement that a majority of our Board of Directors consist of independent directors; and
•the requirement that we have compensation and nominating/corporate governance committee(s) comprised entirely of independent directors, each with a written charter addressing the committee’s purpose and responsibilities.
We do not currently rely on any of these exemptions, but there can be no assurance that we will not rely on these exemptions in the future. If we were to utilize some or all of these exemptions, holders of our Class A Common Stock may not have the same protections afforded to stockholders of companies that are subject to all of the NYSE rules regarding corporate governance.
BellRing Inc.’s only material asset is its interest in BellRing LLC, and accordingly, BellRing Inc. depends on distributions from BellRing LLC to pay taxes and expenses, including payments under the tax receivable agreement. BellRing LLC’s ability to make such distributions may be subject to various limitations and restrictions.
BellRing Inc. is a holding company, and has no material assets other than BellRing Inc.’s ownership of BellRing LLC units and has no independent means of generating revenue or cash flow. BellRing LLC is treated as a partnership for U.S. federal income tax purposes and, as such, is generally not, with the exception of certain of its subsidiaries, subject to any entity-level U.S. federal income tax. Recently enacted legislation that is effective for taxable years beginning after December 31, 2017 may impute liability for adjustments to a partnership’s tax return on the partnership itself in certain circumstances, absent an election to the contrary. BellRing LLC has and in the future may elect out of the application of these rules (but certain of its subsidiaries will likely not), but there can be no assurance that it will be eligible to do so in each tax year or that such election will be made. BellRing LLC (or its subsidiaries that are partnerships) may be subject to material liabilities pursuant to this legislation and related guidance if, for example, its calculations of taxable income are incorrect. Its members may be required to reimburse BellRing LLC for taxes, interest, and penalties resulting from an audit. Taxable income is allocated to holders of BellRing LLC units, including BellRing Inc. As a result, BellRing Inc. incurs U.S. federal, state and local income taxes on its allocable share of any net taxable income of BellRing LLC. Under the terms of the BellRing LLC Limited Liability Company Agreement, BellRing LLC is obligated to make tax distributions pro rata to holders of the BellRing LLC units, including, in the case of BellRing Inc., in an amount sufficient to allow BellRing Inc. to pay its tax obligations in respect of taxable income allocated to it from BellRing LLC and to make any payments required under the tax receivable agreement. In addition to tax expenses, and expenses under the tax receivable agreement, which could be significant, BellRing Inc. also incurs expenses related to its operations. We expect that BellRing LLC will make distributions pro rata to holders of the BellRing LLC units in an amount sufficient to allow BellRing Inc. to pay its operating expenses. In addition, the BellRing LLC Limited Liability Company Agreement provides that BellRing LLC will reimburse BellRing Inc. for any reasonable out-of-pocket expenses incurred on behalf of BellRing Inc., including all fees, costs and expenses of BellRing Inc. associated with being a public company and maintaining its corporate existence. However, BellRing LLC’s ability to make such distributions or reimbursement payments may be subject to various limitations and restrictions including, but not limited to, restrictions on distributions that would either violate any contract or agreement to which BellRing LLC is then a party, including any debt agreements, or any applicable law, or that would have the effect of rendering BellRing LLC insolvent. If BellRing LLC does not distribute sufficient funds for BellRing Inc. to pay its taxes or other liabilities, BellRing Inc. may have to borrow funds, which could adversely affect its liquidity and subject it to various restrictions imposed by any such lenders. To the extent that BellRing Inc. is unable to make payments under the tax receivable agreement for any reason, such payments will be deferred and will accrue interest until paid; except that nonpayment for a specified period may constitute a material breach of a material obligation under the tax receivable agreement and therefore accelerate payments due under the tax receivable agreement.
General Risks
Changes in tax laws may adversely affect us, which may result in adverse effects on our financial condition or the value of our common stock.
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
With approximately 390 employees as of November 1, 2020, our profitability may be substantially affected by costs of medical and other health and welfare benefits for these employees. Although we try to control these costs, they can vary because of changes in healthcare laws and claims experience, which have the potential to increase the cost of providing medical and other employee health and welfare benefits. Any substantial increase could negatively affect our profitability.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
Post provides us space for our principal executive offices in St. Louis, Missouri pursuant to the MSA among BellRing Inc., BellRing LLC and Post. Our other administrative offices, as well as the warehousing, distribution and research and development facilities of our principal operations, are described below. While our products are primarily manufactured by third party manufacturers, we also own one manufacturing facility. For additional information regarding our third party manufacturing network, see “Business - Supply Chain” in Item 1 of this report.
We lease research and development facilities and administrative offices in Emeryville, California and Dallas, Texas. We also lease administrative offices in Rogers, Arkansas; Munich, Germany and Worb, Switzerland. We lease warehouse space in Tagelswangen, Switzerland and, through third party logistics firms, a distribution center with warehouse space in Kleve, Germany and warehouse space in Farmers Branch, Texas. We also manufacture protein and energy bars and gels and conduct research and development through an owned facility in Voerde, Germany. Management believes our facilities generally are in good operating condition and, taken as a whole, are suitable, adequate and of sufficient capacity for our current operations.
ITEM 3.    LEGAL PROCEEDINGS.
The information required under this Item 3 is set forth in Note 15 within “Notes to Consolidated Financial Statements” included in Part II, Item 8 of this report and is incorporated herein by this reference.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for Common Stock
Our Class A common stock, $0.01 par value per share (the “Class A Common Stock”) is traded on the New York Stock Exchange (the “NYSE”) under the symbol “BRBR”. Our Class B common stock, $0.01 par value per share (the “Class B Common Stock”) is not traded on any established public trading market. There were approximately 110 stockholders of record of our Class A Common Stock and 1 stockholder of record of our Class B Common Stock as of November 1, 2020.
Dividends
We do not intend to pay cash dividends on our Class A Common Stock for the foreseeable future. Any future determination to pay dividends, and the amount and timing of any such payment, will be at the discretion of our Board of Directors and subject to, among other things, our compliance with applicable law, and depending on, among other things, our results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in our debt agreements, business prospects, our cash flow and liquidity position and other factors that our Board of Directors may deem relevant.
Equity Compensation Plan Information
The information required under this Item 5 concerning equity compensation plan information is set out below under Item 12 of this report and is incorporated herein by this reference.
Issuer Purchases of Equity Securities
None.
Performance Graph
The following performance graph compares the changes for the period beginning October 17, 2019, the first day our Class A Common Stock began trading on the NYSE, through September 30, 2020 in the cumulative total value of $100 hypothetically invested in each of (i) BellRing Class A Common Stock; (ii) the Russell 2000 index; and (iii) the S&P 1500 Packaged Foods & Meats Index.

COMPARISON OF CUMULATIVE TOTAL RETURN *
Among BellRing Brands, Inc., the Russell 2000 Index and the S&P 1500 Packaged Foods & Meats Index

140.00
120.00
100.00
80.00
60.00
Oct 17, 2019
Dec 31, 2019
Mar 31, 2020
Jun 30, 2020
Sep 30, 2020
BellRing Brands, Inc.
Russell 2000 Index
S&P 1500 Packaged Foods & Meats Index

* $100 invested on October 17, 2019 in stock or index.

Performance Graph Data

	BellRing Brands, Inc. ($)	Russell 2000 Index ($)	S&P 1500 Packaged Foods & Meats Index ($)
10/17/2019	100.00	100.00	100.00
12/31/2019	129.03	108.57	105.72
3/31/2020	103.33	75.32	92.23
6/30/2020	120.85	94.47	100.87
9/30/2020	125.70	99.13	106.21
The stock price performance included in this graph is not necessarily indicative of future stock price performance.
This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

ITEM 6.    SELECTED FINANCIAL DATA

	Year Ended September 30,
dollars in millions	2020	2019	2018	2017	2016
Statements of Operations Data
Net sales (a)	$988.3	$854.4	$827.5	$713.2	$574.7
Cost of goods sold	650.3	542.6	549.8	467.4	395.5
Gross profit	338.0	311.8	277.7	245.8	179.2
Selling, general and administrative expenses (a)	151.8	127.1	135.1	131.0	119.8
Amortization of intangible assets	22.2	22.2	22.8	22.8	22.8
Impairment of goodwill (b)	—	—	—	26.5	—
Other operating (income) expense, net	—	—	—	(0.1)	4.9
Operating profit	164.0	162.5	119.8	65.6	31.7
Interest expense, net	54.7	—	—	—	—
Earnings before income taxes	109.3	162.5	119.8	65.6	31.7
Income tax expense (c)	9.2	39.4	23.7	30.4	11.8
Net earnings including redeemable noncontrolling interest	100.1	123.1	96.1	35.2	19.9
Less: Net earnings attributable to redeemable noncontrolling interest	76.6	123.1	96.1	35.2	19.9
Net earnings available to Class A common stockholders	$23.5	$—	$—	$—	$—

Statements of Cash Flows Data
Depreciation and amortization	$25.3	$25.3	$25.9	$25.3	$25.0
Cash provided by (used in):
Operating activities	$97.2	$98.3	$141.2	$80.4	$40.8
Investing activities	(2.1)	(3.2)	(5.0)	2.1	(2.6)
Financing activities	(52.6)	(100.2)	(133.0)	(84.0)	(34.8)

		September 30,
		2020	2019	2018	2017
Balance Sheet Data
Cash and cash equivalents		$48.7	$5.5	$10.9	$7.8
Working capital (excluding cash, cash equivalents and current portion of long-term debt)		152.2	121.3	58.5	81.4
Total assets (d)		653.5	594.5	560.4	583.2
Debt, including current portion		686.4	—	—	—
Other liabilities (d)		29.8	1.3	0.8	—
Total stockholders’ equity (e)		(2,182.6)	486.4	451.7	484.4
(a)On October 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606),” using the modified retrospective method of adoption. Therefore, “Net sales” for the years ended September 30, 2020 and 2019 are presented under Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers,” and “Net sales” for the years ended September 30, 2018, 2017 and 2016 are presented under ASC Topic 605, “Revenue Recognition.” For additional information about the adoption of ASU 2014-09, see Note 2 within “Notes to Consolidated Financial Statements.”

(b)For the year ended September 30, 2017, the Company recorded a charge of $26.5 million for the impairment of goodwill. The impairment charge related to the Dymatize reporting unit. In fiscal 2017, consistent with fiscal 2016, the specialty channel, from which the Dymatize reporting unit derived the majority of its sales, continued to experience weak sales, which resulted in management lowering its long-term expectations for the Dymatize reporting unit. After conducting the impairment analysis, it was determined that the carrying value of the Dymatize reporting unit exceeded its fair value by $76.6 million, and the Company recorded an impairment charge for goodwill down to the fair value. At the time of the analysis, the Dymatize reporting unit had $26.5 million of remaining goodwill, and therefore, an impairment charge for the entire goodwill balance of $26.5 million was recorded.
(c)In fiscal 2018, the effective tax rate was impacted by the Tax Cuts and Jobs Act, which was enacted on December 22, 2017. For information about income tax expense, see Note 7 within “Notes to Consolidated Financial Statements.”
(d)On October 1, 2019, the Company adopted ASU 2016-02, “Leases (Topic 842)” and ASU 2018-11, “Leases (Topic 842): Targeted Improvements” using the modified retrospective method of adoption. Therefore, “Total assets” and “Other liabilities” for the year ended September 30, 2020 are presented under ASC Topic 842, “Leases,” and “Total assets” and “Other liabilities” for the years ended September 30, 2019, 2018 and 2017 are presented under ASC Topic 840, “Leases.” For additional information about the adoption of these ASUs, see Notes 3 and 11 within “Notes to Consolidated Financial Statements.”
(e)On October 21, 2019, the Company closed its initial public offering (the “IPO”). For additional information about the IPO, see Note 1 within “Notes to Consolidated Financial Statements.”

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and capital resources of BellRing Brands, Inc. and its consolidated subsidiaries. This discussion should be read in conjunction with the financial statements under Item 8 of this report and the “Cautionary Statement On Forward-Looking Statements” on page 1. The terms “our,” “we,” “us,” “the Company” and “BellRing” as used herein refer to BellRing Brands, Inc. and its consolidated subsidiaries.
For the periods presented prior to our initial public offering (the “IPO”), these consolidated financial statements present the historical results of operations, comprehensive income, financial condition, cash flows and stockholders’ equity of the active nutrition business of Post Holdings, Inc (“Post”) prepared on a stand-alone basis. These consolidated financial statements also include the allocation of certain Post corporate expenses related to the active nutrition business of Post for the periods presented prior to our IPO. In the opinion of management, the assumptions underlying the historical consolidated financial statements of the active nutrition business of Post, including the basis on which the expenses have been allocated from Post, are reasonable. However, the allocations may not reflect the expenses that we may have incurred as a separate company for the periods presented prior to the IPO. For additional information, see “Risk Factors” in Item 1A and Note 5 within “Notes to Consolidated Financial Statements.”
OVERVIEW
We are a consumer products holding company operating in the global convenient nutrition category and a provider of ready-to-drink (“RTD”) protein shakes, other RTD beverages, powders, nutrition bars and nutritional supplements. Our primary brands are Premier Protein, Dymatize and PowerBar.
On October 21, 2019, BellRing Brands, Inc. (“BellRing Inc.”) closed its IPO of 39.4 million shares of its Class A common stock, $0.01 par value per share (the “Class A Common Stock”), which number of shares included the underwriters’ exercise in full of their option to purchase up to an additional 5.1 million shares of Class A Common Stock. BellRing Inc. received net proceeds from the IPO of approximately $524.4 million, after deducting underwriting discounts and commissions, all of which were contributed to BellRing Brands, LLC, a Delaware limited liability company and BellRing Inc.’s subsidiary (“BellRing LLC”) in exchange for 39.4 million BellRing LLC non-voting membership units (the “BellRing LLC units”).
As a result of the IPO and certain other transactions completed in connection with the IPO (the “formation transactions”), BellRing Inc. became the holder of the active nutrition business of Post, which until the completion of the IPO, had been comprised of Premier Nutrition Company, LLC, Dymatize Enterprises, LLC, Supreme Protein, LLC, the PowerBar brand and Active Nutrition International GmbH. As a holding company, BellRing Inc. has no material assets other than its ownership of BellRing LLC units and its indirect interests in the subsidiaries of BellRing LLC and has no independent means of generating revenue or cash flow. For additional information on the IPO, see Note 1 within “Notes to Consolidated Financial Statements.”
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
As of September 30, 2020, BellRing Inc. owned 28.8% of the outstanding BellRing LLC units. The financial results of BellRing LLC and its subsidiaries were consolidated with BellRing Inc., and effective as of October 21, 2019, 71.2% of the consolidated net earnings were allocated to the redeemable noncontrolling interest (the “NCI”) to reflect the entitlement of Post to a portion of the consolidated net earnings. Prior to October 21, 2019, 100% of the consolidated net earnings of BellRing LLC were allocated to the NCI.
Industry & Company Trends
The success of companies in the convenient nutrition category is driven by how well such companies can grow, develop and differentiate their brands. We expect the convergence of several factors to support the continued growth of the convenient nutrition category, including:
•consumers’ increasingly dedicated pursuit of active lifestyles and growing interest in nutrition and wellness;
•growing awareness of the numerous health benefits of protein, including sustained energy, muscle recovery and satiety; and

•a rise in snacking and the desire for products that can be consumed on-the-go as nutritious snacks or meal replacements.
Nonetheless, the consumer food and beverage industry faces a number of challenges and uncertainties, including:
•the highly competitive nature of the industry, which involves competition from a host of nutritional food and beverage companies, including manufacturers of other branded food and beverage products as well as manufacturers of private label and store brand products; and
•changing consumer preferences which require food manufacturers to identify changing preferences and to offer products that appeal to consumers.
In addition to the trends described above, we also experienced short-term supply constraints for our RTD protein shakes during the year ended September 30, 2019. Due to a combination of better than expected volume growth for our Premier Protein RTD shakes and delays in planned incremental production capacity by our third party contract manufacturer network, our customer demand exceeded our available capacity and resulted in inventory below acceptable levels at September 30, 2018. To increase inventory and to minimize the overall impact to customers and consumers, we temporarily reduced our available RTD protein shake flavors in the first quarter of fiscal 2019 from seven to our two best-selling flavors, chocolate and vanilla. This decision adversely impacted the year-over-year growth rate for the year ended September 30, 2019 compared to growth trends experienced in fiscal 2018. During the second quarter of fiscal 2019, all flavors were re-introduced and we had significantly increased our RTD shake inventory levels by September 30, 2019.
Seasonality
We have experienced in the past, and expect to continue to experience, seasonal fluctuations in our sales and operating profit margins because of customer spending patterns and timing of our key retailers’ promotional activity. Historically, our first fiscal quarter is seasonally low for all brands driven by a slowdown of consumption of our products during the holiday season. Sales are typically higher throughout the remainder of the fiscal year as a result of promotional activity at key retailers as well as organic growth of the business.
COVID-19 Pandemic
The COVID-19 pandemic has created, and continues to create, economic disruption and uncertainty both globally and in our business during the year ended September 30, 2020. We continue to closely monitor the impact of the COVID-19 pandemic and developments related thereto, including the rising number of cases in the United States, and are taking necessary actions to safeguard the health of our employees, including their economic health, maintain the continuity of our supply chain to serve customers and consumers and preserve our financial liquidity to navigate the uncertainty caused by the pandemic. Examples of actions we have taken in response to the pandemic include implementing remote work arrangements and restrictions on business travel, enhancing facility safety measures and working closely with public health officials to follow additional health and safety guidelines. In addition, we drew an additional $65.0 million of our revolving credit facility to further enhance liquidity at the end of the second quarter of fiscal 2020 as a precautionary measure. This $65.0 million was subsequently repaid in May 2020.
When the effects of the COVID-19 pandemic, including the actions of public health and other governmental officials in response to the pandemic, began to impact the global convenient nutrition category, our products sold through the food, drug and mass, club and eCommerce channels generally experienced an increase in sales as a result of consumer pantry loading in the second quarter of fiscal 2020. During the third quarter of fiscal 2020, our products experienced category-wide slower sales primarily resulting from changes in consumer behavior, including lower on-the-go consumption and, for Dymatize, decreased access to sports nutrition products due to closures of specialty retail stores and gyms both in the U.S. and internationally. During the fourth quarter of fiscal 2020, the liquid and powders sub-categories returned to growth relatively in line with their pre-COVID-19 pandemic growth rates. However, the bar sub-category continues to experience year-over-year declines. International net sales for Dymatize and PowerBar products improved when compared to the third quarter of fiscal 2020, but continue to be negatively impacted by specialty retail store and gym closures. For additional discussion, refer to “Liquidity and Capital Resources” within this section, as well as and “Cautionary Statement on Forward-Looking Statements” and “Risk Factors” in Part I of this report.
Items Affecting Comparability
During the years ended September 30, 2020, 2019 and 2018, net sales and/or operating profit was impacted by the following items:
•short-term supply constraints for our RTD protein shakes, which resulted in smaller volume increases in the year ended September 30, 2019 as compared to the year ended September 30, 2018 (see “Industry & Company Trends” above for further discussion);

•separation costs of $1.9 million and $6.7 million related to our separation from Post for the years ended September 30, 2020 and 2019, respectively;
•the reclassification of certain payments to customers of $8.8 million from selling, general and administrative expenses to net sales in the year ended September 30, 2019, in connection with the adoption of Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606);” and
•litigation settlement accruals of $9.0 million in the year ended September 30, 2018.
For further discussion, refer to “Results of Operations” within this section.
RESULTS OF OPERATIONS

	Fiscal 2020 compared to 2019				Fiscal 2019 compared to 2018
			favorable/(unfavorable)				favorable/(unfavorable)
dollars in millions	2020	2019	$ Change	% Change	2019	2018	$ Change	% Change
Net Sales	$988.3	$854.4	$133.9	16%	$854.4	$827.5	$26.9	3%

Operating Profit	$164.0	$162.5	$1.5	1%	$162.5	$119.8	$42.7	36%
Interest expense, net	54.7	—	(54.7)	(100)%	—	—	—	—%
Income tax expense	9.2	39.4	30.2	77%	39.4	23.7	(15.7)	(66)%
Less: Net earnings attributable to NCI	76.6	123.1	46.5	38%	123.1	96.1	(27.0)	(28)%
Net Earnings Available to Class A Common Stockholders	$23.5	$—	$23.5	100%	$—	$—	$—	—%
Net Sales
Fiscal 2020 compared to 2019
Net sales increased $133.9 million, or 16%, during the year ended September 30, 2020 compared to the prior year. Sales of Premier Protein products were up $148.2 million, or 22%, with volume up 23%. Volume increases were driven by higher RTD protein shake product volumes which primarily related to distribution gains, lapping short-term capacity constraints in the prior year, incremental promotional activity and new product introductions, partially offset by lower other RTD beverages volumes. Sales of Dymatize products were down $4.0 million, or 4%, with volume down 1%. Volumes decreased primarily due to lower international and specialty channel volumes, largely resulting from consumer reaction to the COVID-19 pandemic, partially offset by higher eCommerce volumes. Sales of PowerBar products were down $9.1 million, or 20%, with volume down 29%, driven by strategic sales reductions of low performing products within our North American portfolio and lower international channel volumes resulting from consumer reaction to the COVID-19 pandemic. Sales of all other products were down $1.2 million.
Fiscal 2019 compared to 2018
Net sales increased $26.9 million, or 3%, during the year ended September 30, 2019 compared to the prior year. Sales of Premier Protein products were up $43.8 million, or 7%, with volume up 5%, driven by higher average net selling prices resulting from targeted price increases and higher RTD protein shake product volumes, partially offset by lower bar volumes. Sales of Dymatize products were up $4.3 million, or 4%, with volume up 3%, primarily due to distribution gains in the mass channel and organic growth in the eCommerce channel, partially offset by declines in the domestic specialty channel. Sales of PowerBar products were down $15.6 million, or 26%, with volume down 29%, driven by distribution losses and strategic sales reductions of low performing products within our North American portfolio. Sales of all other products were down $5.6 million. Fiscal 2019 net sales were impacted by the reclassification of certain payments to customers of $8.8 million from selling expenses to net sales in connection with the adoption of ASU 2014-09.
Operating Profit
Fiscal 2020 compared to 2019
Operating profit increased $1.5 million, or 1%, during the year ended September 30, 2020 compared to the prior year. This increase was primarily driven by higher net sales, as previously discussed, and lower costs related to the separation from Post of $4.8 million. These positive impacts were partially offset by higher net product costs of $17.4 million, as unfavorable raw materials costs were partially offset by lower manufacturing and freight costs, as well as increased advertising and promotional spending of $13.1 million, incremental public company costs of $8.7 million (including higher stock-based compensation expense of $2.9 million), higher employee-related expenses of $5.0 million and higher warehousing costs of $3.7 million.
Fiscal 2019 compared to 2018
Operating profit increased $42.7 million, or 36%, during the year ended September 30, 2019 compared to the prior year. Operating profit for the year ended September 30, 2019 was impacted by separation costs of $6.7 million and the year ended September 30, 2018 was impacted by litigation settlement accruals of $9.0 million. Excluding these impacts, operating profit increased $40.4 million, or 31%. This increase was primarily driven by higher net sales, as previously discussed, lower net product costs of $19.6 million, as favorable raw materials and freight costs were partially offset by increased manufacturing costs, and reduced advertising and promotional spending of $5.4 million. These positive impacts were partially offset by higher employee-related expenses of $6.6 million and increased brokerage and warehousing costs of $2.2 million.
Interest Expense, Net
Interest expense, net was $54.7 million during the year ended September 30, 2020, compared to zero during each of the years ended September 30, 2019 and 2018. The increase in interest expense compared to each of the prior years was primarily due to the issuance of debt in the first quarter of fiscal 2020. Additionally, we recognized net hedging losses of $2.8 million on interest rate swaps during the year ended September 30, 2020. We had no debt outstanding or interest rate swaps during either of the years ended September 30, 2019 and 2018. See Note 14 for additional information on our debt and Note 12 for additional information on our interest rate swaps.
Income Taxes
Our effective income tax rate for fiscal 2020 was 8.4% compared to 24.2% for fiscal 2019 and 19.8% for fiscal 2018. A reconciliation of income tax expense with amounts computed at the federal statutory tax rate follows:

	Year Ended September 30,
dollars in millions	2020	2019	2018
Computed tax (a)	23.0	34.1	29.4
Enacted tax law and changes, including the Tax Act (a)	—	—	(9.4)
Net earnings attributable to NCI	(16.2)	—	—
State income taxes, net of effect on federal tax	3.0	4.9	3.3
Tax-deductible transaction costs	(1.2)	—	—
Uncertain tax position	1.5	—	—
Other, net (none in excess of 5% of computed tax)	(0.9)	0.4	0.4
Income tax expense	$9.2	$39.4	$23.7
(a)Fiscal 2020 and 2019 federal corporate income taxes were computed at the federal statutory tax rate of 21%, and fiscal 2018 federal corporate income tax was computed using a blended United States (the “U.S.”) federal corporate income tax rate of 24.5%. The fiscal 2018 federal corporate income tax rate was impacted by the Tax Cuts and Jobs Act (the “Tax Act”), as discussed below.
The decrease in our effective income tax rate for fiscal 2020 compared to each of the prior years was primarily due to us taking into account for U.S. federal, state and local income tax purposes our 28.8% distributive share of the items of income, gain, loss and deduction of BellRing LLC in the period subsequent to the IPO. Prior to the IPO and formation transactions, we reported 100% of the income, gain, loss and deduction of BellRing LLC.
Additionally, in fiscal 2018, the effective income tax rate was impacted by the Tax Act, which was enacted on December 22, 2017. The Tax Act resulted in significant impacts to the accounting for income taxes with the most significant of these impacts relating to the reduction of the U.S. federal corporate income tax rate, a one-time transition tax on unrepatriated foreign earnings and full expensing of certain qualified depreciable assets placed in service after September 27, 2017 and before January 1, 2023. The Tax Act enacted a new U.S. federal corporate income tax rate of 21% that went into effect for the 2019 tax year and was prorated with the pre-December 22, 2017 U.S. federal corporate income tax rate of 35% for the 2018 tax year. This proration resulted in a blended U.S. federal corporate income tax rate of 24.5% for fiscal 2018. During the year ended September 30, 2018, BellRing LLC: (i) remeasured its existing deferred tax assets and liabilities considering both the 2018 fiscal blended rate and the 21% rate for future periods and recorded a tax benefit of $9.9 million and (ii) calculated the one-time transition tax and recorded tax expense of $0.5 million. Full expensing of certain depreciable assets will result in a temporary difference as assets are placed in service.

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
On October 11, 2019, in connection with the IPO and the formation transactions, Post entered into a $1,225.0 million Bridge Facility Agreement (the “Bridge Loan Facility”) and borrowed $1,225.0 million under the Bridge Loan Facility (the “Bridge Loan”). Certain of Post’s domestic subsidiaries (other than BellRing Inc. but including BellRing LLC and its domestic subsidiaries) guaranteed the Bridge Loan. On October 21, 2019, BellRing LLC entered into a Borrower Assignment and Assumption Agreement with Post and the administrative agent under the Bridge Loan Facility, under which (i) BellRing LLC became the borrower under the Bridge Loan and assumed all interest of $2.2 million thereunder, and Post and its subsidiary guarantors (other than BellRing LLC and its domestic subsidiaries) were released from all material obligations under the Bridge Loan, (ii) the domestic subsidiaries of BellRing LLC continued to guarantee the Bridge Loan and (iii) BellRing LLC’s obligations under the Bridge Loan became secured by a first priority security interest in substantially all of BellRing LLC’s assets and substantially all of the assets of its subsidiary guarantors (other than real property). BellRing LLC did not receive any of the proceeds of the Bridge Loan.
On October 21, 2019, BellRing LLC entered into a credit agreement (the “Credit Agreement”) which provides for a term B loan facility in an aggregate principal amount of $700.0 million (the “Term B Facility”), and a revolving credit facility in an aggregate principal amount of $200.0 million (the “Revolving Credit Facility”). In connection with the IPO, BellRing LLC borrowed the full amount under the Term B Facility and $120.0 million under the Revolving Credit Facility and used the proceeds, together with the net proceeds of the IPO that were contributed to it by BellRing Inc., (i) to repay in full the $1,225.0 million of borrowings under the Bridge Loan and all interest thereunder and related costs and expenses, (ii) to pay directly, or reimburse Post for, as applicable, all fees and expenses incurred by BellRing LLC or Post in connection with the IPO and the formation transactions, (iii) to reimburse Post for the amount of cash on BellRing LLC’s balance sheet immediately prior to the completion of the IPO and (iv) for general corporate and working capital purposes, as well as to repay certain borrowings under the Revolving Credit Facility.
During the year ended September 30, 2020, BellRing LLC borrowed $195.0 million under the Revolving Credit Facility and repaid $165.0 million on the Revolving Credit Facility. BellRing LLC had $170.0 million of borrowing capacity and no outstanding letters of credit under the Revolving Credit Facility as of September 30, 2020. Letters of credit are available under the Revolving Credit Facility in an aggregate amount of up to $20.0 million. The Credit Agreement provides for potential incremental revolving and term facilities at BellRing LLC’s request and at the discretion of the lenders thereunder or other persons providing such incremental facilities, in each case on terms to be determined, and also permits BellRing LLC to incur other secured or unsecured debt, in all cases subject to conditions and limitations on the amount as specified in the Credit Agreement.
Additionally, we entered into a tax receivable agreement with Post and BellRing LLC that provides for the payment by us or one of our subsidiaries to Post (or certain of its transferees or other assignees) of 85% of the amount of cash savings, if any, in U.S. federal income tax, as well as state and local income tax and franchise tax (using an assumed tax rate) and foreign tax that we realize (or, in some circumstances, are deemed to realize) as a result of (a) the increase in the tax basis of assets of BellRing LLC attributable to (i) the redemption of Post’s (or certain transferees’ or assignees’) BellRing LLC units for shares of our Class A Common Stock or cash, (ii) deemed sales by Post (or certain of its transferees or assignees) of BellRing LLC units or assets to us, (iii) certain actual or deemed distributions from BellRing LLC to Post (or certain transferees or assignees) and (iv) certain formation transactions, (b) disproportionate allocations of tax benefits to us as a result of Section 704(c) of the Internal Revenue Code and (c) certain tax benefits (e.g., imputed interest, basis adjustments, etc.) attributable to payments under the tax receivable agreement.
For additional information on the IPO, the formation transactions, the tax receivable agreement and the Credit Agreement, see Notes 1, 7 and 14 within “Notes to Consolidated Financial Statements.”
We expect to generate positive cash flows from operations and believe our cash on hand, cash flows from operations and possible future credit facilities will be sufficient to satisfy our future working capital requirements, research and development activities and other financing requirements for the foreseeable future. Our asset-light business model requires modest capital expenditures, with annual capital expenditures over the last three fiscal years averaging less than 1% of net sales. No significant capital expenditures are planned for fiscal 2021. Our ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures and other business risk factors. As a result of uncertainties in the near-term outlook for our business caused by the COVID-19 pandemic, we have taken steps to limit spending on travel and other operating expenses, and we continue to focus on cash flow generation. If we are unable to generate sufficient cash flows from operations, or otherwise to comply with the terms of BellRing LLC’s credit facilities, we may be required to seek additional financing alternatives.
Under its amended and restated limited liability company agreement (the “BellRing LLC agreement”), BellRing LLC may make distributions to its members from time to time at the discretion of the Board of Managers. Such distributions are made to the members on a pro rata basis in proportion to the number of BellRing LLC units held by each member, except that the Board of Managers may cause BellRing LLC to make non-proportionate distributions to BellRing Inc. in connection with any cash redemption of BellRing Inc.’s Class A Common Stock. The BellRing LLC agreement provides, to the extent cash is available, for distributions pro rata to the holders of BellRing LLC units such that members receive an amount of cash sufficient to cover the estimated taxes payable by them including, in the case of BellRing Inc., an amount sufficient to allow BellRing Inc. to make any payments required under the tax receivable agreement. In addition, the BellRing LLC agreement provides that BellRing LLC will reimburse BellRing Inc. for any reasonable out-of-pocket expenses incurred on behalf of BellRing LLC, including all fees, costs and expenses of BellRing Inc. associated with being a public company and maintaining its corporate existence.
The following table shows select cash flow data, which is discussed below.

	Year Ended September 30,
dollars in millions	2020	2019	2018
Cash provided by (used in):
Operating activities	$97.2	$98.3	$141.2
Investing activities	(2.1)	(3.2)	(5.0)
Financing activities	(52.6)	(100.2)	(133.0)
Effect of exchange rate changes on cash and cash equivalents	0.7	(0.3)	(0.1)
Net increase (decrease) in cash and cash equivalents	$43.2	$(5.4)	$3.1
Operating Activities
Fiscal 2020 compared to 2019
Cash provided by operating activities for the year ended September 30, 2020 decreased $1.1 million compared to the prior year. The decrease was primarily driven by higher interest payments of $48.8 million due to the increase in the principal balance of our outstanding debt and incremental income tax payments of $9.8 million. These higher payments were partially offset by favorable working capital changes of $26.2 million primarily due to the build up of inventory in the prior year related to short-term supply constraints, partially offset by fluctuations in the timing of sales and collections of trade receivables and the timing of purchases and payments of trade payables.
Fiscal 2019 compared to 2018
Cash provided by operating activities for the year ended September 30, 2019 decreased $42.9 million compared to the year ended September 30, 2018. The decrease was driven by unfavorable working capital changes of $86.7 million, partially offset by higher operating profit. Changes in working capital were driven by an increase in finished goods inventory for our Premier Protein RTD shakes as compared to unusually low inventory levels at September 30, 2018, as well as the impacts of fluctuations in the timing of sales, largely connected with the timing of promotional activity, and payments of legal settlements.
Investing Activities
Fiscal 2020 compared to 2019
Cash used in investing activities for the year ended September 30, 2020 decreased $1.1 million compared to the prior year, resulting from a decrease in capital expenditures.
Fiscal 2019 compared to 2018
Cash used in investing activities for the year ended September 30, 2019 decreased $1.8 million compared to the year ended September 30, 2018, resulting from a decrease in capital expenditures.
Financing Activities
Fiscal 2020 compared to 2019
Cash used in financing activities for the year ended September 30, 2020 was $52.6 million. BellRing LLC received proceeds of $686.0 million, net of discount, related to the issuance of the Term B Facility and drew an aggregate of $195.0 million on the Revolving Credit Facility. In addition, BellRing Inc. received $524.4 million from the issuance of its Class A Common Stock in conjunction with the IPO. BellRing LLC had net cash transfers of $32.1 million to Post which included cash deposits prior to the IPO, tax distributions to Post pursuant to the BellRing LLC Agreement and state tax withholdings payments on behalf of Post. BellRing LLC also repaid the $1,225.0 million outstanding principal balance of the Bridge Loan assumed from Post, repaid $165.0 million of outstanding borrowings on the Revolving Credit Facility and repaid $26.3 million on the principal balance of the Term B Facility. In connection with the issuance of BellRing LLC’s long-term debt, BellRing LLC paid $9.6 million in debt issuance costs and deferred financing fees.
Cash used in financing activities for the year ended September 30, 2019 was $100.2 million, which primarily related to cash transfers to and from Post. The components of net transfers included cash deposits to Post and cash borrowings received from Post used to fund operations or capital expenditures and allocations of Post’s corporate expenses.
Fiscal 2019 compared to 2018
Cash used in financing activities for the year ended September 30, 2019 decreased $32.8 million compared to the year ended September 30, 2018. Financing activities primarily related to cash transfers to and from Post. The components of net transfers included cash deposits to Post and cash borrowings received from Post used to fund operations or capital expenditures and allocations of Post’s corporate expenses.
Debt Covenants
Under the terms of the Credit Agreement, BellRing LLC is required to comply with a financial covenant requiring BellRing LLC to maintain a total net leverage ratio (as defined in the Credit Agreement) not to exceed 6.00 to 1.00, measured as of the last day of each fiscal quarter. BellRing LLC was in compliance with its financial covenant as of September 30, 2020, and we do not believe non-compliance is reasonably likely in the foreseeable future.
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
Contractual Obligations
In the normal course of business, we enter into contracts and commitments which obligate us to make payments in the future. The table below sets forth our significant future obligations by time period as of September 30, 2020. For consideration of the table below, “Less Than 1 Year” refers to obligations due between October 1, 2020 and September 30, 2021, “1-3 Years” refers to obligations due between October 1, 2021 and September 30, 2023, “3-5 Years” refers to obligations due between October 1, 2023 and September 30, 2025 and “More Than 5 Years” refers to any obligations due after September 30, 2025.

dollars in millions	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Debt (a)	$703.7	$63.8	$70.0	$569.9	$—
Interest obligations (b) (c)	151.1	40.8	74.4	35.9	—
Purchase obligations (d)	424.5	277.5	123.2	23.8	—
Total	$1,279.3	$382.1	$267.6	$629.6	$—
(a)Debt obligations included an aggregate principal amount of $673.7 million outstanding on the Term B Facility and an aggregate principal amount of $30.0 million outstanding under the Revolving Credit Facility. A mandatory prepayment of excess cash flow (as defined in our Credit Agreement) in the amount of $28.8 million is required to be paid 95 days after September 30, 2020. Refer to Note 14 within “Notes to Consolidated Financial Statements” for additional information.
(b)To the extent that the interest rate is variable and ultimate amounts borrowed under the Revolving Credit Facility may fluctuate, amounts reflected represent estimated interest payments on the current outstanding balance based on the weighted average effective interest rate at September 30, 2020 until the maturity date in October 2024.
(c)As of September 30, 2020, we had interest rate swaps with a notional value of $350.0 million that obligate us to pay a fixed rate and receive one-month LIBOR, and require monthly cash settlements that began in January 2020 and will end in December 2022. These payments have been excluded from this table. For additional information on our interest rate swaps, refer to “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of this report and Note 12 within “Notes to Consolidated Financial Statements.”
(d)Purchase obligations are legally binding agreements to purchase goods, services or equipment that specify all significant terms, including: fixed or minimum quantities to be purchased and/or penalties imposed for failing to meet contracted minimum purchase quantities (such as “take-or-pay” contracts); fixed, minimum or variable price provisions; and the approximate timing of the transaction.

COMMODITY TRENDS
We are exposed to price fluctuations primarily from purchases of ingredients and packaging materials, transportation costs and energy. Our principal ingredients are milk-based, whey-based and soy-based proteins, protein blends, sweeteners and vitamin and mineral blends. Our principal packaging materials consist of aseptic foil and plastic lined cardboard cartons, flexible and rigid plastic film and containers, beverage packaging and corrugate. These costs have been volatile in recent years, especially in fiscal 2020 due to the market impacts resulting from the COVID-19 pandemic, and future changes in such costs may cause our results of operations and our operating margins to fluctuate significantly. We manage the impact of cost increases, wherever possible, on commercially reasonable terms, by locking in prices on the quantities through purchase commitments required to meet our production requirements. In addition, we attempt to offset the effect of increased costs by raising prices to our customers. However, for competitive reasons, we may not be able to pass along the full effect of increases in raw materials and other input costs as we incur them. In addition, inflationary pressures can have an adverse effect on our business through higher raw material and fuel costs. We believe that inflation has not had a material adverse impact on our operations for the years ended September 30, 2020, 2019 and 2018, but could have a material impact in the future if inflation rates were to significantly exceed our ability to achieve price increases.
CURRENCY
Certain sales and costs of our foreign operations are denominated in the Euro. Consequently, profits from these operations are impacted by fluctuations in the value of this currency relative to the U.S. Dollar.
OFF-BALANCE SHEET ARRANGEMENTS
As of September 30, 2020, 2019 and 2018, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K that are likely to have a material impact on our financial position or results of operations.
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
Prior to the IPO, our operations were conducted by and accounted for as part of the active nutrition business of Post. These historical consolidated financial statements were prepared on a stand-alone basis and were derived from the consolidated financial statements and accounting records of Post. The consolidated financial statements reflect the historical results of operations, financial position and cash flows of the active nutrition business of Post and the allocation of certain Post corporate expenses relating to the active nutrition business of Post based on the historical financial statements and accounting records of Post. In the opinion of management, the assumptions underlying the historical consolidated financial statements, including the basis on which the expenses have been allocated from Post, are reasonable. However, the allocations may not reflect the expenses that BellRing Inc. may have incurred as a separate company for the periods presented.
Our significant accounting policies are described in Note 2 within “Notes to Consolidated Financial Statements.” Our critical accounting estimates are those that have a meaningful impact on the reporting of our financial condition and results of operations.
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
Many of our contracts with customers include some form of variable consideration. The most common forms of variable consideration are trade promotions, rebates and discounts. Variable consideration is treated as a reduction of revenue at the time product revenue is recognized. Depending on the nature of the variable consideration, we primarily use the “expected value” method to determine variable consideration. We do not believe that there will be significant changes to our estimates of variable consideration when any uncertainties are resolved with customers. We review and update estimates of variable consideration each period. Uncertainties related to the estimates of variable consideration are resolved in a short time frame and do not require any additional constraint on variable consideration.

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
In fiscal 2020, the Company performed a qualitative test and determined there were no indicators, including adverse trends in the business, that would indicate it was more likely than not that goodwill was impaired. In fiscal 2019 and 2018, the Company elected not to perform a qualitative assessment and instead performed a quantitative impairment test. The quantitative goodwill impairment test requires an entity to compare the fair value of each reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount of goodwill exceeds the reporting unit’s fair value with the loss not exceeding the total amount of goodwill allocated to that reporting unit. The estimated fair values of each reporting unit were determined using a combined income and market approach with a greater weighting on the income approach (75% of the calculation for all reporting units with goodwill). The income approach is based on discounted future cash flows and requires significant assumptions, including estimates regarding future revenue, profitability and capital requirements. The market approach (25% of the calculation for all reporting units with goodwill) is based on a market multiple (revenue and EBITDA, which stands for earnings before interest, income taxes, depreciation and amortization) and requires an estimate of appropriate multiples based on market data. Revenue growth assumptions (along with profitability and cash flow assumptions) were based on historical trends for the reporting units and management's expectations for future growth. The discount rates were based on a risk adjusted weighted-average cost of capital utilizing industry market data of businesses similar to the reporting units and based upon management judgment.
We did not record a goodwill impairment charge in fiscal 2020, 2019 or 2018, as the Company passed either the qualitative or quantitative impairment test during each fiscal year.
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
See Note 7 within “Notes to Consolidated Financial Statements” for more information about estimates affecting income taxes.
RECENTLY ISSUED ACCOUNTING STANDARDS
See Note 3 within “Notes to Consolidated Financial Statements” for a discussion regarding recently issued accounting standards.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
The COVID-19 pandemic has resulted in significant volatility and uncertainty in the markets in which the Company operates. At the time of this report, the COVID-19 pandemic has not had, and the Company does not currently expect to have, a significant impact on its exposure to market risk from commodity prices, foreign currency exchange rates and interest rates, among others. For additional discussion, refer to “Liquidity and Capital Resources” in Item 7, as well as “Cautionary Statement on Forward-Looking Statements” and “Risk Factors” in Part I of this report.
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
Interest Rate Risk
Long-term debt
As of September 30, 2020, BellRing LLC had an aggregate principal amount of $673.7 million outstanding on its Term B Facility and an aggregate principal amount of $30.0 million outstanding under its Revolving Credit Facility. Borrowings under the Term B Facility and the Revolving Credit Facility bear interest at variable rates. Including the impact of interest rate swaps, a hypothetical 10% increase in interest rates would have an immaterial impact on both interest expense and interest paid during the year ended September 30, 2020. BellRing LLC had no outstanding debt as of September 30, 2019. For additional information regarding BellRing LLC’s debt, see Note 14 within “Notes to Consolidated Financial Statements.”
Interest rate swaps
As of September 30, 2020, the Company had interest rate swaps with a notional value of $350.0 million. A hypothetical 10% adverse change in interest rates would have an immaterial impact on the fair value of the interest rate swaps as of September 30, 2020. The Company held no interest rate swaps as of September 30, 2019. For additional information regarding the Company’s interest rate swap contracts, see Note 12 within “Notes to Consolidated Financial Statements.”

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of BellRing Brands, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of BellRing Brands, Inc. (the “Company”) as of September 30, 2020 and 2019, and the related consolidated statements of operations, of comprehensive income, of stockholders' equity and of cash flows for each of the three years in the period ended September 30, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2020 in conformity with accounting principles generally accepted in the United States of America.
Change in Accounting Principle
As discussed in Note 3 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in fiscal 2020.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
St. Louis, Missouri
November 20, 2020
We have served as the Company's auditor since 2019.

BELLRING BRANDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Year Ended September 30,
	2020	2019	2018
Net Sales	$988.3	$854.4	$827.5
Cost of goods sold	650.3	542.6	549.8
Gross Profit	338.0	311.8	277.7
Selling, general and administrative expenses	151.8	127.1	135.1
Amortization of intangible assets	22.2	22.2	22.8
Operating Profit	164.0	162.5	119.8
Interest expense, net	54.7	—	—
Earnings before Income Taxes	109.3	162.5	119.8
Income tax expense	9.2	39.4	23.7
Net Earnings Including Redeemable Noncontrolling Interest	100.1	123.1	96.1
Less: Net earnings attributable to redeemable noncontrolling interest	76.6	123.1	96.1
Net Earnings Available to Class A Common Stockholders	$23.5	$—	$—

Earnings per share of Class A Common Stock:
Basic	$0.60	$—	$—
Diluted	$0.60	$—	$—

Weighted-Average shares of Class A Common Stock Outstanding:
Basic	39.4	—	—
Diluted	39.5	—	—
 See accompanying Notes to Consolidated Financial Statements.

BELLRING BRANDS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended September 30,
	2020	2019	2018
Net Earnings Including Redeemable Noncontrolling Interest	$100.1	$123.1	$96.1
Hedging adjustments:
Net loss on derivatives	(10.4)	—	—
Reclassifications to net earnings	1.0	—	—
Foreign currency translation adjustments:
Unrealized foreign currency translation adjustments	1.4	(1.2)	(0.4)
Tax benefit (expense) on other comprehensive loss:
Net loss on derivatives	0.8	—	—
Reclassifications to net earnings	(0.2)	—	—
Total Other Comprehensive Loss Including Redeemable Noncontrolling Interest	(7.4)	(1.2)	(0.4)
Less: Comprehensive income attributable to redeemable noncontrolling interest	70.6	121.9	95.7
Total Comprehensive Income Available to Class A Common Stockholders	$22.1	$—	$—
See accompanying Notes to Consolidated Financial Statements.

BELLRING BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	September 30,
	2020	2019
ASSETS
Current Assets
Cash and cash equivalents	$48.7	$5.5
Receivables, net	83.1	68.4
Inventories	150.5	138.2
Prepaid expenses and other current assets	7.9	7.4
Total Current Assets	290.2	219.5
Property, net	10.2	11.7
Goodwill	65.9	65.9
Intangible assets, net	274.3	296.5
Other assets	12.9	0.9
Total Assets	$653.5	$594.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$63.8	$—
Accounts payable	56.7	61.7
Other current liabilities	32.6	31.0
Total Current Liabilities	153.1	92.7
Long-term debt	622.6	—
Deferred income taxes	9.0	14.1
Other liabilities	29.8	1.3
Total Liabilities	814.5	108.1
Commitments and Contingencies (See Note 15)
Redeemable noncontrolling interest	2,021.6	—
Stockholders’ Equity
Preferred stock, $0.01 par value; 50,000,000 and zero shares authorized, respectively; zero shares issued or outstanding	—	—
Common stock, $0.01 par value
Common stock; zero and 1,000 shares authorized, issued and outstanding, respectively	—	—
Class A common stock; 500,000,000 and zero shares authorized, respectively; 39,428,571 and zero shares issued and outstanding, respectively	0.4	—
Class B common stock; 1 and zero shares authorized, issued and outstanding, respectively	—	—
Additional paid-in capital	—	—
Accumulated deficit	(2,179.0)	—
Net investment of Post Holdings, Inc.	—	489.0
Accumulated other comprehensive loss	(4.0)	(2.6)
Total Stockholders’ Equity	(2,182.6)	486.4
Total Liabilities and Stockholders’ Equity	$653.5	$594.5
See accompanying Notes to Consolidated Financial Statements.

BELLRING BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended September 30,
	2020	2019	2018
Cash Flows from Operating Activities
Net earnings including redeemable noncontrolling interest	$100.1	$123.1	$96.1
Adjustments to reconcile net earnings including redeemable noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	25.3	25.3	25.9
Unrealized loss on interest rate swaps	1.0	—	—
Non-cash stock-based compensation expense	2.5	—	—
Deferred income taxes	(3.3)	0.5	(8.6)
Other, net	4.9	12.6	4.6
Other changes in operating assets and liabilities:
(Increase) decrease in receivables	(14.2)	18.5	(24.3)
(Increase) decrease in inventories	(11.5)	(77.2)	24.1
(Increase) decrease in prepaid expenses and other current assets	(0.2)	(3.6)	5.3
Decrease (increase) in other assets	2.6	—	(0.1)
(Decrease) increase in accounts payable and other current liabilities	(12.1)	(1.9)	17.4
Increase in non-current liabilities	2.1	1.0	0.8
Net Cash Provided by Operating Activities	97.2	98.3	141.2

Cash Flows from Investing Activities
Additions to property	(2.1)	(3.2)	(5.0)
Net Cash Used in Investing Activities	(2.1)	(3.2)	(5.0)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	881.0	—	—
Proceeds from issuance of common stock, net of issuance costs	524.4	—	—
Repayments of long-term debt	(1,416.3)	—	—
Payments of debt issuance costs and deferred financing fees	(9.6)	—	—
Distributions to Post Holdings, Inc., net	(32.1)	(100.2)	(133.0)
Net Cash Used in Financing Activities	(52.6)	(100.2)	(133.0)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	0.7	(0.3)	(0.1)
Net Increase (Decrease) in Cash and Cash Equivalents	43.2	(5.4)	3.1
Cash and Cash Equivalents, Beginning of Year	5.5	10.9	7.8
Cash and Cash Equivalents, End of Year	$48.7	$5.5	$10.9
    See accompanying Notes to Consolidated Financial Statements.

BELLRING BRANDS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)

	As Of and For The Year Ended September 30,
	2020	2019	2018
Preferred Stock
Beginning and end of year	$—	$—	$—
Common Stock
Beginning of year	—	—	—
Issuance of common stock	0.4	—	—
End of year	0.4	—	—
Additional Paid-in Capital
Beginning of year	—	—	—
Activity under deferred compensation plans	0.1	—	—
Non-cash stock-based compensation expense	2.5	—	—
Redemption value adjustment to redeemable noncontrolling interest	(2.6)	—	—
End of year	—	—	—
Accumulated Deficit
Beginning of year	—	—	—
Net earnings available to Class A Common Stockholders	23.5	—	—
Distributions to Post Holdings, Inc.	(24.8)	—	—
Issuance of common stock	(0.4)	—	—
Initial public offering	(2,112.4)	—	—
Reclassification of net investment of Post Holdings, Inc.	524.4	—	—
Redemption value adjustment to redeemable noncontrolling interest	(589.3)	—	—
End of year	(2,179.0)	—	—
Net Investment of Post
Beginning of year	489.0	453.1	485.4
Net earnings attributable to Post Holdings, Inc.	5.5	123.1	96.1
Initial public offering	29.9	—	—
Reclassification of net investment of Post Holdings, Inc.	(524.4)	—	—
Net decrease in net investment of Post Holdings, Inc.	—	(87.2)	(128.4)
End of year	—	489.0	453.1
Accumulated Other Comprehensive Loss
Hedging Adjustments, net of tax
Beginning of year	—	—	—
Net change in hedges, net of tax	(2.1)	—	—
End of year	(2.1)	—	—
Foreign Currency Translation Adjustments
Beginning of year	(2.6)	(1.4)	(1.0)
Foreign currency translation adjustments	0.7	(1.2)	(0.4)
End of year	(1.9)	(2.6)	(1.4)
Total Stockholders’ Equity	$(2,182.6)	$486.4	$451.7

Preferred Stock, shares
Beginning and end of year	—	—	—
Common Stock, shares
Beginning of year	—	—	—
Issuance of common stock	39.4	—	—
End of year	39.4	—	—
See accompanying Notes to Consolidated Financial Statements.

BELLRING BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except per share information or where indicated otherwise)
NOTE 1 — BACKGROUND
BellRing Brands, Inc. (along with its consolidated subsidiaries, “BellRing” or “the Company”) is a consumer products holding company operating in the global convenient nutrition category and is a provider of ready-to-drink (“RTD”) protein shakes, other RTD beverages, powders, nutrition bars and nutritional supplements. The Company’s primary brands are Premier Protein, Dymatize and PowerBar.
On October 21, 2019, BellRing Brands Inc. (“BellRing Inc.”) closed its initial public offering (the “IPO”) of 39.4 shares of its Class A common stock, $0.01 par value per share (the “Class A Common Stock”), which number of shares included the underwriters’ exercise in full of their option to purchase up to an additional 5.1 shares of Class A Common Stock. BellRing Inc. received net proceeds from the IPO of $524.4, after deducting underwriting discounts and commissions, all of which were contributed to BellRing Brands, LLC, a Delaware limited liability company and subsidiary of BellRing Inc. (“BellRing LLC”), in exchange for 39.4 BellRing LLC non-voting membership units (the “BellRing LLC units”).
As a result of the IPO and certain other transactions completed in connection with the IPO (the “formation transactions”):
•BellRing LLC became the holder of the active nutrition business of Post Holdings, Inc. (“Post”), which until the completion of the IPO, had been comprised of Premier Nutrition Company, LLC (“Premier Nutrition”), Dymatize Enterprises, LLC (“Dymatize”), Supreme Protein, LLC, the PowerBar brand and Active Nutrition International GmbH (“Active Nutrition International”).
•BellRing Inc., as a holding company, has no material assets other than its ownership of BellRing LLC units and its indirect interests in the subsidiaries of BellRing LLC and has no independent means of generating revenue or cash flow.
•The members of BellRing LLC are Post and BellRing Inc.
•Post holds 97.5 BellRing LLC units, equal to 71.2% of the economic interest in BellRing LLC, and one share of Class B common stock of BellRing Inc., $0.01 par value per share (the “Class B Common Stock”), which, for so long as Post or its affiliates (other than the Company) directly own more than 50% of the BellRing LLC units, represents 67% of the combined voting power of the common stock of BellRing Inc. The Class B Common Stock has no dividend or other economic rights. Subject to the terms of the amended and restated limited liability company agreement of BellRing LLC (the “LLC Agreement”), Post may redeem BellRing LLC units for, at BellRing LLC’s option (as determined by its Board of Managers), (i) shares of Class A Common Stock or (ii) cash (based on the market price of the shares of Class A Common Stock). The redemption of BellRing LLC units for shares of Class A Common Stock will be at an initial redemption rate of one share of Class A Common Stock for one BellRing LLC unit, subject to customary redemption rate adjustments for stock splits, stock dividends and reclassifications. The share of Class B Common Stock is owned by Post and cannot be transferred except to affiliates of Post and its subsidiaries (other than the Company). BellRing Inc. does not intend to list its Class B Common Stock on any stock exchange.
•The public stockholders of BellRing Inc. (i) own 39.4 shares of Class A Common Stock, which together, for so long as Post or its affiliates (other than the Company) directly own more than 50% of the BellRing LLC units, represents 33% of the combined voting power of BellRing Inc. common stock and 100% of the economic interest in BellRing Inc., and (ii) through BellRing Inc.’s ownership of BellRing LLC units, indirectly hold 28.8% of the economic interest in BellRing LLC.
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
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation — For the periods prior to the IPO, the consolidated financial statements present the consolidated results of operations, comprehensive income, financial position, cash flows and stockholders’ equity of the active nutrition business of Post. All intercompany balances and transactions have been eliminated. Transactions between the Company and Post are included in these financial statements as well as allocations of certain Post corporate expenses. These allocated expenses related to various services that were provided to the Company by Post, including, but not limited to, cash management and other treasury services, administrative services (such as tax, employee benefit administration, risk management, internal audit, accounting and human resources) and stock-based compensation plan administration. See Note 5 for further information on services that Post continues to provide to the Company.
For the year ended September 30, 2020, $76.6 of the consolidated net earnings of BellRing LLC were allocated to the NCI, of which $5.5 reflects the entitlement of Post to 100% of the consolidated net earnings of BellRing LLC prior to the IPO, and $71.1 reflects the entitlement of Post to 71.2% of the consolidated net earnings of BellRing LLC subsequent to the IPO. For the years ended September 30, 2019 and 2018, $123.1 and $96.1 of the consolidated net earnings of BellRing LLC were allocated to the NCI to reflect the entitlement of Post to 100% of the consolidated net earnings of BellRing LLC prior to the IPO, respectively.
Use of Estimates and Allocations — The consolidated financial statements of the Company are prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which require certain elections as to accounting policy, estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the dates of the financial statements and the reported amount of net revenues and expenses during the reporting periods. Significant accounting policy elections, estimates and assumptions include, among others, valuation assumptions of goodwill and other intangible assets and income taxes. Actual results could differ from those estimates.
Cash Equivalents — Cash equivalents include all highly liquid investments with original maturities of less than three months. At September 30, 2020 and 2019, the Company had $48.7 and $5.5, respectively, in available cash, of which 25.7% and 72.8%, respectively, was outside of the United States (the “U.S.”). The Company’s intention is to reinvest these funds indefinitely.
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
Property — Property is recorded at cost, and depreciation expense is generally provided on a straight-line basis over the estimated useful life of the property. Estimated useful lives range from 1 to 13 years for machinery and equipment; 1 to 33 years for buildings, building improvements and leasehold improvements; and 1 to 5 years for software. Total depreciation expense was $2.9, $3.1 and $3.1 in fiscal 2020, 2019 and 2018, respectively. Any gains and losses incurred on the sale or disposal of assets would be included in other operating income/expense in the statement of operations. Repair and maintenance costs incurred in connection with on-going and planned major maintenance activities are accounted for under the direct expensing method. Property consisted of:

	September 30,
	2020	2019
Land and land improvements	$0.8	$0.7
Buildings and leasehold improvements	5.4	5.7
Machinery and equipment	14.2	12.2
Software	1.9	1.8
Construction in progress	0.3	0.7
	22.6	21.1
Accumulated depreciation	(12.4)	(9.4)
Property, net	$10.2	$11.7
As of September 30, 2020 and 2019, the majority of the Company’s tangible long-lived assets were located in Europe and had a net carrying value of $6.6 and $6.3, respectively; the remainder were located in the U.S.
Goodwill — Goodwill represents the excess of the cost of acquired businesses over the fair market value of their identifiable net assets. The Company conducts a goodwill impairment qualitative assessment during the fourth quarter of each fiscal year following the annual forecasting process, or more frequently if facts and circumstances indicate that goodwill may be impaired. The goodwill impairment qualitative assessment requires an analysis to determine if it is more likely than not that the fair value of the business is less than its carrying amount. If adverse qualitative trends are identified that could negatively impact the fair value of the business, a quantitative goodwill impairment test is performed.
In fiscal 2020, the Company performed a qualitative test and determined there were no indicators, including adverse trends in the business, that would indicate it was more likely than not that goodwill was impaired. In fiscal 2019 and 2018, the Company elected not to perform a qualitative assessment and instead performed a quantitative impairment test. The quantitative goodwill impairment test requires an entity to compare the fair value of each reporting unit with its carrying amount. The estimated fair value is determined using a combined income and market approach with a greater weighting on the income approach. The income approach is based on discounted future cash flows and requires significant assumptions, including estimates regarding future revenue, profitability, capital requirements and discount rate. The market approach is based on a market multiple (revenue and EBITDA, which stands for earnings before interest, income taxes, depreciation and amortization) and requires an estimate of appropriate multiples based on market data. These fair value measurements fell within Level 3 of the fair value hierarchy.
The Company did not record a goodwill impairment charge at September 30, 2020, 2019 or 2018, as all reporting units with goodwill passed either the qualitative or quantitative impairment test.
The components of “Goodwill” on the Consolidated Balance Sheets at both the beginning and end of the years ended September 30, 2020 and 2019 are presented in the following table.

Goodwill, gross	$180.7
Accumulated impairment losses	(114.8)
Goodwill	$65.9
Intangible Assets — Intangible assets consist primarily of definite-lived customer relationships and trademarks and brands. Amortization expense related to definite-lived intangible assets, which is provided on a straight-line basis (as it approximates the economic benefit) over the estimated useful lives of the assets, was $22.2, $22.2 and $22.8 in fiscal 2020, 2019 and 2018, respectively. For the definite-lived intangible assets recorded as of September 30, 2020, amortization expense of $22.2 is expected in each of the next five fiscal years. Intangible assets consisted of:

	September 30, 2020			September 30, 2019
	Carrying Amount	Accumulated Amortization	Net Amount	Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	$209.4	$(76.9)	$132.5	$209.4	$(65.5)	$143.9
Trademarks and brands	213.4	(71.6)	141.8	213.4	(60.8)	152.6
Other intangible assets	3.1	(3.1)	—	3.1	(3.1)	—
Intangible assets, net	$425.9	$(151.6)	$274.3	$425.9	$(129.4)	$296.5

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
Derivative Financial Instruments — In the ordinary course of business, the Company is exposed to commodity price risks relating to the acquisition of raw materials and supplies, interest rate risks relating to floating rate debt and foreign currency exchange rate risks. The Company utilizes swaps to manage certain of these exposures by hedging when it is practical to do so. The Company does not hold or issue financial instruments for speculative or trading purposes.
The Company’s derivative programs may include strategies that do and do not qualify for hedge accounting treatment. To qualify for hedge accounting, the hedging relationship, both at inception of the hedge and on an ongoing basis, is expected to be highly effective in achieving offsetting changes in the fair value of the hedged risk during the period that the hedge is designated. All derivatives are recognized on the balance sheet at fair value. For derivatives that qualify for hedge accounting, the derivative is designated as a hedge on the date in which the derivative contract is entered. Derivatives could be designated as a hedge of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge). Derivatives may also be considered natural hedging instruments, where changes in their fair values act as economic offsets to changes in fair values of the underlying hedged items and are not designated for hedge accounting. The Company does not have any derivatives currently or previously designated as a net investment or fair value hedge.
For cash flow hedges, the effective portion of gains and losses are recorded in other comprehensive income (“OCI”), until earnings are affected by the variability of cash flows. If the hedge is no longer effective, all changes in the fair value of the derivative are included in earnings for each period until the instrument matures. Changes in the fair value of derivatives that are not designated for hedge accounting are recognized in earnings. Cash flows from derivatives that are accounted for as hedges and cash flows from derivatives that are not designated as hedges are classified in the same category on the Consolidated Statements of Cash Flows as the items being hedged or on bases consistent with the nature of the instruments.
Leases — In conjunction with the adoption of Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)” and ASU 2018-11, “Leases (Topic 842): Targeted Improvements” on October 1, 2019, the policy for lease accounting was updated. See Note 11 for a summary of the updated policy.
Net Parent Investment — Net parent investment on the Consolidated Balance Sheets represents Post’s historical investment in its active nutrition business, its accumulated net income and the net effect of the transactions with and allocations from Post prior to the IPO.
Revenue — In conjunction with the adoption of ASU 2014-09 “Revenue from Contracts with Customers (Topic 606),” on October 1, 2018, the policy for recognizing revenue was updated. The policy for recognizing revenue is as follows:
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

The following table summarizes the impact of the Company’s adoption of Accounting Standards Codification (“ASC”) Topic 606 on a modified retrospective basis in the Company’s Consolidated Statement of Operations for the year ended September 30, 2019. As a result of the adoption, certain payments to customers totaling $8.8 in the year ended September 30, 2019 previously classified in “Selling, general and administrative expenses” were classified as “Net Sales” in the Consolidated Statement of Operations. These payments to customers related to trade advertisements that supported the Company’s sales to customers. In accordance with ASC Topic 606, these payments were determined not to be distinct within the customer contracts and, as such, required classification within net sales. No changes to the balance sheet were required by the adoption of ASC Topic 606.

	Year Ended September 30, 2019
	As Reported Under Topic 606	As Reported Under Prior Guidance	Impact of Adoption
Net Sales	$854.4	$863.2	$(8.8)
Cost of goods sold	542.6	542.6	—
Gross Profit	311.8	320.6	(8.8)
Selling, general and administrative expenses	127.1	135.9	(8.8)
Amortization of intangible assets	22.2	22.2	—
Operating Profit	$162.5	$162.5	$—

For fiscal 2018, the policy for recognizing revenue was as follows:
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
Cost of Goods Sold — Cost of goods sold includes, among other things, inbound and outbound freight costs and depreciation expense related to assets used in production, while storage and other warehousing costs are included in “Selling, general and administrative expenses” in the Consolidated Statements of Operations. Storage and other warehousing costs totaled $17.4, $13.7 and $11.8 in fiscal 2020, 2019 and 2018, respectively.
Advertising — Advertising costs are expensed as incurred, except for costs of producing media advertising such as television commercials or magazine and online advertisements, which are deferred until the first time the advertising takes place and amortized over the period the advertising runs. The amounts reported as assets on the Consolidated Balance Sheets as “Prepaid expenses and other current assets” were immaterial as of September 30, 2020 and 2019.
Stock-based Compensation — Prior to the IPO, the Company’s employees had solely participated in Post’s stock-based compensation plans. Stock-based compensation expense under Post’s stock-based compensation plans had been allocated to the Company based on the awards and terms previously granted to its employees. All awards outstanding under Post’s stock-based compensation plans will continue to vest and the Company will record stock based-compensation expense related to those awards. Subsequent to the IPO, the Company’s employees also began to participate in the Company’s 2019 Long-Term Incentive Plan.
The Company recognizes the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of equity awards and the fair market value at each quarterly reporting date for liability awards. That cost is recognized over the period during which an employee is required to provide service in exchange for the award — the requisite service period (usually the vesting period). Any forfeitures of stock-based awards are recorded as they occur. See Note 16 for disclosures related to stock-based compensation.
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

BellRing Inc. holds 28.8% of the economic interest in BellRing LLC (see Note 1), which, as a result of the IPO and formation transactions, is treated as a partnership for U.S. federal income tax purposes. As a partnership, BellRing LLC is itself generally not subject to United States (the “U.S.”) federal income tax under current U.S. tax laws. BellRing Inc. is subject to U.S. federal income taxes, in addition to state and local income taxes, with respect to its 28.8% distributive share of the items of income, gain, loss and deduction of BellRing LLC. BellRing Inc. is also subject to taxes in foreign jurisdictions. Prior to the IPO and formation transactions, the Company reported 100% of the income, gain, loss and deduction of BellRing LLC as part of Post’s consolidated U.S. federal income tax return and therefore, was subject to U.S. federal income taxes, in addition to state, local and foreign taxes. See Note 7 for disclosures related to income taxes.
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
Recently Issued
In March 2020, the Financial Accounting Standards Board (the “FASB”) issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This ASU provides optional expedients and exceptions for contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by this ASU do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022. This ASU is elective and effective for all entities as of March 12, 2020, the date this ASU was issued. An entity may elect to apply the amendments for contract modifications provided by this ASU as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020. Once elected, this ASU must be applied prospectively for all eligible contract modifications. The Company is currently evaluating the impact of this ASU as it relates to its debt and hedging relationships that reference LIBOR.
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This ASU provides guidance on the measurement of credit losses for most financial assets and certain other instruments. This ASU replaces the current incurred loss impairment approach with a methodology to reflect expected credit losses and requires consideration of a broader range of reasonable and supportable information to explain credit loss estimates. This ASU is effective for annual periods beginning after December 15, 2019 and interim periods therein (i.e., BellRing’s financial statements for the year ending September 30, 2021). The Company has substantially completed its analysis of this ASU’s impact on its trade receivables. The Company will adopt this ASU on October 1, 2020 and does not expect this guidance to have a material impact on its consolidated financial statements.
Recently Adopted
In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” This ASU simplifies the accounting for income taxes by removing certain exceptions for recognizing deferred taxes for investments, performing intra-period allocations and calculating income taxes in interim periods. The Company early adopted this ASU as of June 30, 2020 on a prospective basis, as permitted by the ASU. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” This ASU requires a company to recognize right-of-use (“ROU”) assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for lessees, lessors and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842): Targeted Improvements.” This ASU provides an additional transition method by allowing entities to initially apply the new lease standard at the date of adoption with a cumulative effect adjustment to the opening balances of retained earnings in the period of adoption. This ASU also gives lessors the option of electing, as a practical expedient by class of underlying asset, not to separate the lease and non-lease components of a contract when those lease contracts meet certain criteria. The Company adopted these ASUs on October 1, 2019, and utilized the cumulative effect adjustment approach. At adoption, the Company recognized ROU assets and lease liabilities of $14.8 and $16.0, respectively, on the consolidated balance sheet at October 1, 2019. The adoption of these ASUs did not materially impact the statements of operations or cash flows. In addition, the Company provides expanded disclosures related to its leasing arrangements in accordance with theses ASUs. For additional information, refer to Note 11.

NOTE 4 — REVENUE
The following table presents net sales by product.

	Year Ended September 30,
	2020	2019	2018
Shakes and other beverages	$810.1	$662.1	$608.5
Powders	121.7	119.8	114.9
Nutrition bars	49.3	62.5	92.5
Other	7.2	10.0	11.6
Net Sales	$988.3	$854.4	$827.5
The Company’s external revenues were primarily generated by sales within the U.S.; foreign sales were 11.1%, 13.6% and 14.5% of total fiscal 2020, 2019 and 2018 net sales, respectively. The largest concentration of foreign sales was within Europe, which accounted for 41.5%, 38.8% and 43.0% of total foreign net sales in fiscal 2020, 2019 and 2018, respectively. Sales are attributed to individual countries based on the address to which the product is shipped.
Two customers individually accounted for more than 10% of total net sales in each of the years ended September 30, 2020, 2019 and 2018. One customer accounted for 35.7%, 32.0% and 34.5% of total net sales in the years ended September 30, 2020, 2019 and 2018, respectively. The other customer accounted for 31.6%, 37.9% and 36.1% of total net sales in the years ended September 30, 2020, 2019 and 2018, respectively.
NOTE 5 — RELATED PARTY TRANSACTIONS
Prior to the IPO, the Company used certain functions and services performed by Post. These functions and services included legal, finance, internal audit, treasury, information technology support, insurance and tax matters, the use of office and/or data center space, payroll processing services and tax compliance services. Costs for these functions and services performed by Post were allocated to the Company based on a reasonable activity base (including specific costs, revenue, net assets and headcount, or a combination of such items) or another reasonable method. For the years ended September 30, 2019 and 2018, allocated costs were $12.6 and $4.6, respectively, including $6.7 and zero, respectively, of costs related to the separation from Post. Allocated costs were included in “Selling, general and administrative expenses” in the Consolidated Statements of Operations. Costs related to the separation from Post were $1.9 for the year ended September 30, 2020.
After the completion of the IPO, Post continues to provide these services and other services to the Company under a master services agreement (“MSA”). In addition to charges for these services, the Company also incurs certain pass-through charges from Post, primarily relating to stock-based compensation for employees participating in Post’s stock-based compensation plans. MSA fees for the year ended September 30, 2020 were $2.2, and stock-based compensation expense related to Post’s stock-based compensation plans for the year ended September 30, 2020 was $3.9. See Note 16 for further information related to Post’s stock-based compensation plans. MSA fees and stock-based compensation expense were reported in “Selling, general and administrative expenses” in the Consolidated Statement of Operations.
The Company sells certain products to Post and its subsidiaries. For the periods prior to the IPO, the amounts related to these transactions were included in the accompanying financial statements based upon transfer prices in effect at the time of the individual transactions. For the period subsequent to the IPO, these transactions were based upon pricing governed by agreements between the Company and Post and its subsidiaries. These transactions were consistent with prices of similar arm's-length transactions during all periods. During each of the years ended September 30, 2020, 2019 and 2018, net sales to, purchases from and royalties paid to Post and its subsidiaries were immaterial.
In connection with the IPO, the Company entered into a series of agreements with Post which are intended to govern the ongoing relationship between the Company and Post. These agreements included the LLC Agreement, an employee matters agreement, an investor rights agreement, a tax matters agreement, a tax receivable agreement and the MSA, among others. Under certain of these agreements, the Company incurs expenses payable to Post in connection with certain administrative services provided for varying lengths of time. The Company had immaterial receivables and $1.3 of payables with Post at September 30, 2020 related to MSA fees and pass-through charges owed by the Company to Post, as well as related party sales and purchases. The receivables and payables were included in “Receivables, net” and “Accounts payable,” respectively, on the Consolidated Balance Sheet. During the year ended September 30, 2020, BellRing LLC paid $21.4 to Post related to quarterly tax distributions from BellRing LLC to Post made pursuant to the terms of the LLC Agreement and $3.4 for state corporate tax withholdings on behalf of Post.
Based on the provisions of the tax receivable agreement, BellRing Inc. must pay to Post (or certain of its transferees or other assignees) 85% of the amount of cash savings, if any, in U.S. federal income tax, as well as state and local income tax and franchise tax (using an assumed tax rate) and foreign tax that BellRing Inc. realizes (or, in some circumstances, is deemed to realize) as a result of (a) the increase in the tax basis of assets of BellRing LLC attributable to (i) the redemption of Post’s (or certain transferees’ or assignees’) BellRing LLC units for shares of Class A Common Stock or cash, (ii) deemed sales by Post (or certain of its transferees or assignees) of BellRing LLC units or assets to BellRing Inc., (iii) certain actual or deemed distributions from BellRing LLC to Post (or certain transferees or assignees) and (iv) certain formation transactions, (b) disproportionate allocations of tax benefits to BellRing Inc. as a result of Section 704(c) of the Internal Revenue Code and (c) certain tax benefits (e.g., imputed interest, basis adjustments, etc.) attributable to payments under the tax receivable agreement. Amounts payable to Post related to the tax receivable agreement were $10.9 at September 30, 2020, and were recorded in “Other liabilities” on the Consolidated Balance Sheet.
NOTE 6 — REDEEMABLE NONCONTROLLING INTEREST
Post holds 97.5 BellRing LLC units, equal to 71.2% of the economic interest in BellRing LLC, and may redeem BellRing LLC units for, at BellRing LLC’s option (as determined by its Board of Managers), (i) shares of Class A Common Stock or (ii) cash (based on the market price of the shares of Class A Common Stock). The redemption of BellRing LLC units for shares of Class A Common Stock will be at an initial redemption rate of one share of Class A Common Stock for one BellRing LLC unit, subject to customary redemption rate adjustments for stock splits, stock dividends and reclassifications.
Post’s ownership of BellRing LLC units represents an NCI to the Company, which is classified outside of permanent stockholders’ equity as the BellRing LLC units are redeemable at the option of Post, through Post’s ownership of the Company’s Class B Common Stock (see Note 1). The carrying amount of the NCI is the greater of: (i) the initial carrying amount, increased or decreased for the NCI’s share of net income or loss, other comprehensive income or loss and distributions or dividends or (ii) the redemption value. As of September 30, 2020, the carrying amount of the NCI was recorded at its redemption value of $2,021.6. Changes in the redemption value of the NCI are recorded to additional paid-in capital, to the extent available, and “Accumulated deficit” on the Consolidated Balance Sheet. There was no NCI recorded as of September 30, 2019.
As of September 30, 2020, BellRing Inc. owned 28.8% of the outstanding BellRing LLC units. The financial results of BellRing LLC and its subsidiaries were consolidated with BellRing Inc., and 71.2% of the consolidated net earnings subsequent to the IPO were allocated to the NCI to reflect the entitlement of Post to a portion of the consolidated net earnings.
The following table summarizes the changes to the Company’s NCI. The period ended September 30, 2020 represents the period beginning October 21, 2019, the effective date of the IPO, and ending September 30, 2020 (see Note 1).

Period Ended September 30, 2020
Beginning of period	$—
Net earnings attributable to NCI after IPO	71.1
Net change in hedges, net of tax	(6.7)
Foreign currency translation adjustments	0.7
Impact of IPO	1,364.6
Redemption value adjustment to NCI	591.9
End of period	$2,021.6
The following table summarizes the effects of changes in ownership in BellRing LLC on BellRing Inc.’s equity. The period ended September 30, 2020 represents the period beginning October 21, 2019, the effective date of the IPO, and ending September 30, 2020 (see Note 1).

Period Ended September 30, 2020
Net earnings available to Class A Common Stockholders	$23.5
Transfers to NCI:
Impact of IPO	1,364.6
Redemption value adjustment to NCI	591.9
Changes from net earnings available to Class A Common Stockholders and transfers to NCI	$1,980.0

NOTE 7 — INCOME TAXES
BellRing Inc. holds 28.8% of the economic interest in BellRing LLC (see Note 1), which, as a result of the IPO and formation transactions, is treated as a partnership for U.S. federal income tax purposes. As a partnership, BellRing LLC is itself generally not subject to U.S. federal income tax under current U.S. tax laws. Generally, items of taxable income, gain, loss and deduction of BellRing LLC are passed through to its members, BellRing Inc. and Post. BellRing Inc. is responsible for its share of taxable income or loss of BellRing LLC allocated to it in accordance with the LLC Agreement and partnership tax rules and regulations.
The expense for income taxes consisted of the following:

	Year Ended September 30,
	2020	2019	2018
Current:
Federal	$10.7	$33.6	$29.4
State	2.0	5.0	2.6
Foreign	(0.2)	0.3	0.3
	12.5	38.9	32.3
Deferred:
Federal	(2.0)	0.2	(9.1)
State	(1.3)	0.3	0.5
Foreign	—	—	—
	(3.3)	0.5	(8.6)
Income tax expense	$9.2	$39.4	$23.7
The effective income tax rate for fiscal 2020 was 8.4% compared to 24.2% for fiscal 2019 and 19.8% for fiscal 2018. The decrease in the effective income tax rate compared to each of the prior years was primarily due to the Company taking into account for U.S. federal, state and local income tax purposes its 28.8% distributive share of the items of income, gain, loss and deduction of BellRing LLC in the period subsequent to the IPO. Prior to the IPO and formation transactions, the Company reported 100% of the income, gain, loss and deduction of BellRing LLC.
A reconciliation of income tax expense with amounts computed at the federal statutory tax rate follows:

	Year Ended September 30,
	2020	2019	2018
Computed tax (a)	$23.0	$34.1	$29.4
Enacted tax law and changes, including the Tax Act (a)	—	—	(9.4)
Net earnings attributable to NCI	(16.2)	—	—
State income taxes, net of effect on federal tax	3.0	4.9	3.3
Tax-deductible transaction costs	(1.2)	—	—
Uncertain tax position	1.5	—	—
Other, net (none in excess of 5% of computed tax)	(0.9)	0.4	0.4
Income tax expense	$9.2	$39.4	$23.7
(a)Fiscal 2020 and 2019 federal corporate income tax was computed at the federal statutory tax rate of 21%, and fiscal 2018 federal corporate income tax was computed using a blended U.S. federal corporate income tax rate of 24.5%. The fiscal 2018 federal corporate income tax rate was impacted by the Tax Cuts and Jobs Act (the “Tax Act”), as discussed below.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax non-current assets (liabilities) were as follows:

	September 30, 2020			September 30, 2019
	Assets	Liabilities	Net	Assets	Liabilities	Net
Accrued vacation, incentive and severance	$—	$—	$—	$2.1	$—	$2.1
Stock-based compensation awards	—	—	—	0.8	—	0.8
Inventory	—	—	—	3.1	—	3.1
Accrued liabilities	2.6	—	2.6	2.2	—	2.2
Intangible assets	1.0	—	1.0	—	(21.9)	(21.9)
Property	—	—	—	—	(0.4)	(0.4)
Investment in partnership (a)	—	(12.6)	(12.6)	—	—	—
Deferred income taxes	$3.6	$(12.6)	$(9.0)	$8.2	$(22.3)	$(14.1)
(a)The Company’s deferred tax liability for investment in partnership of $12.6 as of September 30, 2020 related to excess financial reporting outside basis over tax outside basis, of which $3.0 related to a deferred tax asset attributable to BellRing Inc.’s investment in BellRing LLC and $15.6 related to a deferred tax liability attributable to a partnership wholly-owned by BellRing LLC and its subsidiaries.
No provision has been made for income taxes on undistributed earnings of consolidated foreign subsidiaries of $2.3 and $2.9 at September 30, 2020 and 2019, respectively, as it is the Company’s intention to indefinitely reinvest undistributed earnings of its foreign subsidiaries. It is not practicable to estimate the additional income taxes and applicable foreign withholdings that would be payable on the remittance of such undistributed earnings.
For fiscal 2020, foreign loss before income taxes was $0.8. For fiscal 2019 and 2018, foreign income before taxes was $1.0 and $1.0, respectively.
CARES Act
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was enacted and signed into law. Based on the Company’s review of the CARES Act provisions, it has determined that there were no significant U.S. federal or state income tax impacts during the year ended September 30, 2020.
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

Unrecognized tax benefits activity for the years ended September 30, 2020, 2019 and 2018 is presented in the following table:

	Year Ended September 30,
	2020	2019	2018
Balance, beginning of year	$—	$0.5	$—
Additions for tax positions taken in current year and acquisitions	1.5	—	0.5
Reductions for tax positions taken in prior years	—	(0.5)	—
Balance, end of year	$1.5	$—	$0.5
The amount of the net unrecognized tax benefits that, if recognized, would directly affect the effective tax rate was $1.5 at September 30, 2020. None of the unrecognized tax benefit at September 30, 2020 is expected to be recognized within the next twelve months.
The Company computes tax-related interest and penalties as the difference between the tax position recognized for financial reporting purposes and the amount previously taken on the Company’s tax returns and classifies these amounts as components of income tax (benefit) expense. During each of the years ended September 30, 2020, 2019 and 2018, expenses recorded related to interest and penalties were immaterial, and the Company had immaterial interest and penalty accruals at both September 30, 2020 and 2019.
U.S. federal, U.S. state and German income tax returns for the tax years ended September 30, 2015 through September 30, 2019 are generally open and subject to examination by the tax authorities in each respective jurisdiction.
NOTE 8 — EARNINGS PER SHARE
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
The following table sets forth the computation of basic and diluted earnings per share. The period ended September 30, 2020 represents the period beginning October 21, 2019, the effective date of the IPO, and ending September 30, 2020 (see Note 1). There were no shares of Class A Common Stock outstanding during the years ended September 30, 2019 and 2018, and as such, no computation of basic and diluted earnings per share has been provided.

Period Ended September 30, 2020
Net earnings available to Class A Common Stockholders for basic earnings per share	$23.5
Dilutive impact of net earnings attributable to NCI	0.1
Net earnings available to Class A Common Stockholders for diluted earnings per share	$23.6

Weighted-average shares for basic earnings per share	39.4
Total dilutive restricted stock units	0.1
Weighted-average shares for diluted earnings per share	39.5

Basic earnings per share of Class A Common Stock	$0.60
Diluted earnings per share of Class A Common Stock	$0.60
Weighted-average shares for diluted earnings per share excludes 0.1 equity awards for the period ended September 30, 2020 (see Note 1), as they were anti-dilutive.

NOTE 9 — SUPPLEMENTAL OPERATIONS STATEMENT AND CASH FLOW INFORMATION

	Year Ended September 30,
	2020	2019	2018
Advertising and promotion expenses (a)	$33.0	$19.9	$33.2
Repair and maintenance expenses	0.6	0.4	0.3
Research and development expenses	9.4	7.6	8.1
Interest paid (b)	48.8	—	—
Income taxes paid (c)	10.1	0.3	1.0
(a)As a result of the adoption of ASU 2014-09, certain payments to customers totaling $7.6 in the year ended September 30, 2019 previously classified as advertising and promotion expenses were classified as net sales. For additional information, see Note 2.
(b)The Company held no debt during the periods prior to the IPO. For additional information, see Note 14.
(c)Income taxes paid for the periods prior to the IPO related only to the Company’s international operations, as all U.S. federal and state tax payments prior to the IPO were made by Post and were a component of “Net parent investment” on the Consolidated Balance Sheets.
NOTE 10 — SUPPLEMENTAL BALANCE SHEET INFORMATION

	September 30,
	2020	2019
Receivables, net
Trade	$78.3	$62.8
Other	6.3	5.6
	84.6	68.4
Allowance for doubtful accounts	(1.5)	—
	$83.1	$68.4
Inventories
Raw materials and supplies	$33.7	$26.4
Work in process	0.1	0.1
Finished products	116.7	111.7
	$150.5	$138.2
Accounts Payable
Trade	$54.7	$60.5
Book cash overdrafts	—	0.4
Other	2.0	0.8
	$56.7	$61.7
Other Current Liabilities
Accrued legal settlements	$8.5	$8.5
Accrued compensation	8.5	11.5
Hedging liabilities	4.6	—
Current lease liabilities	2.2	—
Advertising and promotion	1.7	3.3
Other	7.1	7.7
	$32.6	$31.0

NOTE 11 — LEASES
In conjunction with the adoption of ASUs 2016-02 and 2018-11 (see Note 3), the Company updated its policy for recognizing leases under ASC Topic 842. The Company assessed the impact of these ASUs by reviewing its lease portfolio, implementing lease accounting software, developing related business processes and implementing internal controls. A summary of the updated policy is included below. Prior to October 1, 2019, the Company accounted for leases under ASC Topic 840, “Leases.”
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
ROU assets are recorded as “Other assets,” and lease liabilities are recorded as “Other current liabilities” and “Other liabilities” on the Consolidated Balance Sheet. Operating lease expense is recognized on a straight-line basis over the lease term and is included in “Selling, general and administrative expenses” in the Consolidated Statements of Operations. Costs associated with finance leases and lease income do not have a material impact on the Company’s financial statements.
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

The following table presents the balance sheet location of the Company’s operating leases.

September 30, 2020
ROU assets:
Other assets	$11.9

Lease liabilities:
Other current liabilities	$2.2
Other liabilities	11.0
Total liabilities	$13.2
The following table presents maturities of the Company’s operating lease liabilities as of September 30, 2020, presented under ASC Topic 842.

September 30, 2020
Fiscal 2021	$2.9
Fiscal 2022	2.8
Fiscal 2023	2.5
Fiscal 2024	1.9
Fiscal 2025	2.0
Thereafter	2.8
Total future minimum payments	14.9
Less: Implied interest	(1.7)
Total lease liabilities	$13.2
The following table presents future minimum rental payments under the Company’s noncancellable operating leases as of September 30, 2019, presented under ASC Topic 840.

September 30, 2019
Fiscal 2020	$2.7
Fiscal 2021	2.7
Fiscal 2022	2.7
Fiscal 2023	2.7
Fiscal 2024	1.9
Thereafter	4.7
Total future minimum payments	$17.4
As reported under ASC Topic 842, operating lease expense for the year ended September 30, 2020 was $4.0, which included immaterial variable lease costs and short-term lease costs. As reported under ASC Topic 840, rent expense for the years ended September 30, 2019 and 2018 was $3.3 and $2.1, respectively. Operating cash flows for amounts included in the measurement of the Company’s operating lease liabilities for the year ended September 30, 2020 were $3.6. ROU assets obtained in exchange for operating lease liabilities during the year ended September 30, 2020 were immaterial. The weighted average remaining lease term of the Company’s operating leases as of September 30, 2020 was approximately 6 years and the weighted average incremental borrowing rate was 4.2% as of September 30, 2020.
NOTE 12 — DERIVATIVE FINANCIAL INSTRUMENTS
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

At September 30, 2020, the Company had pay-fixed, receive-variable interest rate swaps with a notional amount of $350.0 maturing in December 2022 that require monthly settlements which began on January 31, 2020 and are used to hedge forecasted interest payments on its variable rate debt (see Note 14). As of April 1, 2020, the Company changed the designation of the interest rate swaps from cash flow hedges to non-designated hedging instruments as the swaps were no longer effective (as defined by GAAP). In connection with the new designation, the Company started reclassifying losses previously recorded in accumulated OCI to “Interest expense, net” in the Consolidated Statements of Operations on a straight-line basis over the term of the related debt. No derivative instruments were held by the Company at September 30, 2019.
At September 30, 2020, accumulated OCI, including amounts reported as NCI, included a $9.4 net hedging loss before taxes ($8.8 after taxes). Approximately $2.3 of the net hedging loss reported in accumulated OCI at September 30, 2020 is expected to be reclassified into earnings within the next 12 months.
The following table presents the balance sheet location and fair value of the Company’s derivative instruments on a gross basis. The Company does not offset derivative assets and liabilities within the Consolidated Balance Sheets.

September 30, 2020
Other current liabilities	$4.6
Other liabilities	5.8
Total liabilities	$10.4
The following table presents the components of the Company’s net hedging losses on interest rate swaps which are included in “Interest expense, net” in the Consolidated Statements of Operations.

Year Ended September 30, 2020
Mark-to-market adjustments	$(0.2)
Cash settlements paid, net	1.8
Net loss amortized from accumulated OCI	1.2
Total net hedging losses	$2.8

NOTE 13 — FAIR VALUE MEASUREMENTS
The following table represents the Company’s liabilities and NCI measured at fair value on a recurring basis and the basis for that measurement according to the levels in the fair value hierarchy in ASC Topic 820, “Fair Value Measurement.”

	September 30, 2020
	Total	Level 1	Level 2
Derivative liabilities	$10.4	$—	$10.4

NCI	$2,021.6	$2,021.6	$—
The Company’s calculation of the fair value of interest rate swaps is derived from a discounted cash flow analysis based on the terms of the contract and the interest rate curve on a recurring basis. There were no such derivative instruments as of September 30, 2019. The fair value of the NCI is calculated as its redemption value based on the Class A Common Stock price and number of BellRing LLC units owned by Post as of September 30, 2020 (see Note 6). The Company did not have an NCI as of September 30, 2019.
The Company’s financial assets and liabilities include cash and cash equivalents, receivables and accounts payable for which the carrying value approximates fair value due to their short maturities (less than 12 months). The Company does not record its short-term and long-term debt at fair value on the Consolidated Balance Sheets. The fair value of outstanding borrowings under the Revolving Credit Facility (as defined in Note 14) as of September 30, 2020 approximated its carrying value. Based on current market rates, the fair value (Level 2) of the Term B Facility (as defined in Note 14) was $674.0 as of September 30, 2020. The Company did not have short-term or long-term debt as of September 30, 2019.
Certain assets and liabilities, including property, plant and equipment, goodwill and other intangible assets, are measured at fair value on a non-recurring basis.

NOTE 14 — LONG-TERM DEBT
The components of “Long-term debt” on the Consolidated Balance Sheet at September 30, 2020 are presented in the following table. No long-term debt was held by the Company at September 30, 2019.

September 30, 2020
Term B Facility	$673.7
Revolving Credit Facility	30.0
703.7
Less: Current portion of long-term debt	63.8
Debt issuance costs, net	6.6
Unamortized discount	10.7
Long-term debt	$622.6
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
On October 21, 2019, BellRing LLC entered into a Borrower Assignment and Assumption Agreement with Post and the administrative agent under the Bridge Loan Facility, under which (i) BellRing LLC became the borrower under the Bridge Loan and assumed all interest of $2.2 thereunder, and Post and its subsidiary guarantors (other than BellRing LLC and its domestic subsidiaries) were released from all material obligations under the Bridge Loan, (ii) the domestic subsidiaries of BellRing LLC continued to guarantee the Bridge Loan, and (iii) BellRing LLC’s obligations under the Bridge Loan became secured by a first priority security interest in substantially all of the assets (other than real property) of BellRing LLC and in substantially all of the assets (other than real property) of its subsidiary guarantors. BellRing LLC did not receive any of the proceeds of the Bridge Loan. On October 21, 2019, the Bridge Loan was repaid in full. See below for additional information.
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
On October 21, 2019, BellRing LLC borrowed the full amount under the Term B Facility and $100.0 under the Revolving Credit Facility. The Term B Facility was issued at 98.0% of par and BellRing LLC received $776.4 from the Term B Facility and Revolving Credit Facility after accounting for the original issue discount of $14.0 and paying investment banking and other fees of $9.6, which were deferred and are being amortized to interest expense over the terms of the loans. BellRing LLC used the proceeds, together with the net proceeds of the IPO that were contributed to it by BellRing Inc., (i) to repay in full the $1,225.0 of borrowings under the Bridge Loan and all interest thereunder and related costs and expenses, (ii) to pay directly, or reimburse Post for, as applicable, all fees and expenses incurred by BellRing LLC or Post in connection with the IPO and the formation transactions, (iii) to reimburse Post for the amount of cash on BellRing LLC’s balance sheet immediately prior to the completion of the IPO and (iv) for general corporate and working capital purposes, as well as to repay $20.0 of outstanding borrowings under the Revolving Credit Facility.
During the year ended September 30, 2020, BellRing LLC borrowed $195.0 under the Revolving Credit Facility and repaid $165.0 on the Revolving Credit Facility. The available borrowing capacity under the Revolving Credit Facility was $170.0 at September 30, 2020, and there were no outstanding letters of credit at September 30, 2020.
Borrowings under the Term B Facility bear interest, at the option of BellRing LLC, at an annual rate equal to either (a) the Eurodollar rate or (b) the base rate determined by reference to the greatest of (i) the prime rate, (ii) the federal funds effective rate plus 0.50% per annum and (iii) the one-month Eurodollar rate plus 1.00% per annum, in each case plus an applicable margin of 5.00% for Eurodollar rate-based loans and 4.00% for base rate-based loans. The Term B Facility requires quarterly scheduled amortization payments of $8.75 which began on March 31, 2020, with the balance to be paid at maturity on October 21, 2024. Interest was paid on each Interest Payment Date (as defined in the Credit Agreement) during the year ended

September 30, 2020. The Term B Facility contains customary mandatory prepayment provisions, including provisions for mandatory prepayment (a) from the net cash proceeds of certain asset sales and (b) beginning with the fiscal year ending September 30, 2020, of 75% of consolidated excess cash flow (as defined in the Credit Agreement) (which percentage will be reduced to 50% if the secured net leverage ratio (as defined in the Credit Agreement) is less than or equal to 3.35:1.00 as of a fiscal year end). The Company classified $28.8 related to this mandatory prepayment of excess cash flow in “Current portion of long-term debt” on the Consolidated Balance Sheet at September 30, 2020. The Company may prepay the Term B Facility at its option without penalty or premium. The interest rate on the Term B Facility was 6.00% at September 30, 2020.
Borrowings under the Revolving Credit Facility bear interest, at the option of BellRing LLC, at an annual rate equal to either the Eurodollar rate or the base rate (determined as described above) plus a margin, which initially was 4.25% for Eurodollar rate-based loans and 3.25% for base rate-based loans, and thereafter, will be determined by reference to the secured net leverage ratio, with the applicable margin for Eurodollar rate-based loans and base rate-based loans being (i) 4.25% and 3.25%, respectively, if the secured net leverage ratio is greater than or equal to 3.50:1.00, (ii) 4.00% and 3.00%, respectively, if the secured net leverage ratio is less than 3.50:1.00 and greater than or equal to 2.50:1.00 or (iii) 3.75% and 2.75%, respectively, if the secured net leverage ratio is less than 2.50:1.00. Facility fees on the daily unused amount of commitments under the Revolving Credit Facility initially accrued at the rate of 0.50% per annum and thereafter, depending on BellRing LLC’s secured net leverage ratio, will accrue at rates ranging from 0.25% to 0.50% per annum. The interest rate on the drawn portion of the Revolving Credit Facility was 5.25% at September 30, 2020.
Under the terms of the Credit Agreement, BellRing LLC is required to comply with a financial covenant requiring it to maintain a total net leverage ratio (as defined in the Credit Agreement) not to exceed 6.00 to 1.00, measured as of the last day of each fiscal quarter. The total net leverage ratio of BellRing LLC did not exceed this threshold as of September 30, 2020.
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
NOTE 15 — COMMITMENTS AND CONTINGENCIES
Legal Proceedings
Joint Juice Litigation
In March 2013, a complaint was filed on behalf of a putative, nationwide class of consumers against Premier Nutrition in the U.S. District Court for the Northern District of California seeking monetary damages and injunctive relief. The case asserted that some of Premier Nutrition’s advertising claims regarding its Joint Juice line of glucosamine and chondroitin dietary supplements were false and misleading. In April 2016, the district court certified a California-only class of consumers in this lawsuit (this lawsuit is hereinafter referred to as the “California Federal Class Lawsuit”).
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

In April 2018, the district court dismissed the California Federal Class Lawsuit with prejudice. This dismissal was upheld on appeal by the U.S. Court of Appeals for the Ninth Circuit and Plaintiff’s petition for an en banc rehearing by the U.S. Court of Appeals for the Ninth Circuit was denied. The other ten complaints remain pending in the U.S. District Court for the Northern District of California, and the court has certified individual state classes in each of those cases.
In January 2019 and in August 2020, the same lead counsel filed additional class action complaints against Premier Nutrition in Alameda County California Superior Court, alleging claims similar to the above actions and seeking monetary damages and injunctive relief on behalf of a putative class of California consumers.
The Company continues to vigorously defend these cases. The Company does not believe that the resolution of these cases will have a material adverse effect on its financial condition, results of operations or cash flows.
Other than legal fees, no expense related to this litigation was incurred during the year ended September 30, 2020, 2019 or 2018. At both September 30, 2020 and 2019, the Company had accrued $8.5 related to this matter that was included in “Other current liabilities” on the Consolidated Balance Sheets.
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
NOTE 16 — STOCK-BASED COMPENSATION
Prior to the IPO, the Company’s employees participated in Post’s 2012 Long-Term Incentive Plan (the “Post 2012 Plan”), Post’s 2016 Long-Term Incentive Plan (the “Post 2016 Plan”) and Post’s 2019 Long-Term Incentive Plan (the “Post 2019 Plan”) (collectively, the “Post Long-Term Incentive Plans”). Subsequent to the IPO, the Company’s employees continue to hold unvested awards in the Post Long-Term Incentive Plans and also began participating in BellRing Inc.’s 2019 Long-Term Incentive Plan (the “BellRing 2019 Plan”).
Post Long-Term Incentive Plans
On February 3, 2012, Post established the Post 2012 Plan, which permitted the issuance of various stock-based compensation awards of up to 6.5 shares of Post’s common stock. On January 28, 2016, Post’s shareholders approved the Post 2016 Plan, which permitted the issuance of stock-based compensation awards of up to 2.4 shares of Post’s common stock. Upon effectiveness of the Post 2016 Plan, all shares remaining to be issued under the Post 2012 Plan were transferred to the Post 2016 Plan upon its establishment. On January 24, 2019, Post’s shareholders approved the Post 2019 Plan, which permits the issuance of stock-based compensation awards of up to 1.2 shares of Post’s common stock, plus shares remaining to be issued under the Post 2016 Plan (including any shares assumed thereunder from the Post 2012 Plan) which were transferred to the Post 2019 Plan upon its effectiveness. Awards issued under the Post Long-Term Incentive Plans have a maximum term of 10 years, provided, however, that the corporate governance and compensation committee of Post’s board of directors may, in its discretion, grant awards with a longer term to participants who are located outside of the U.S.
The following disclosures reflect the details of Post’s Long-Term Incentive Plans related solely to the BellRing employees who participate in such plans.
Total compensation cost for non-cash and cash stock-based compensation awards recognized in the years ended September 30, 2020, 2019 and 2018 was $3.9, $3.5 and $1.9, respectively, and the related recognized deferred tax benefit for each of those years was $0.3, $0.8 and $0.5, respectively. As of September 30, 2020, the total compensation cost related to non-vested awards not yet recognized was $4.0, which is expected to be recognized over a weighted-average period of 1.5 years.

Post Stock Options
Information about Post’s stock options granted to BellRing employees is summarized in the following table.

in millions, except options or where otherwise indicated	Post Stock Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at September 30, 2019	38,314	$81.42
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding at September 30, 2020	38,314	81.42	7.21	$0.3
Vested and expected to vest as of September 30, 2020	38,314	81.42	7.21	0.3
Exercisable at September 30, 2020	24,763	78.29	6.91	0.2
The fair value of each Post stock option was estimated on the date of grant using the Black-Scholes Model. Post uses the simplified method for estimating a stock option term as it does not have sufficient historical stock options exercise experience upon which to estimate an expected term. The expected term is estimated based on the award’s vesting period and contractual term. Expected volatilities are based on historical volatility trends and other factors. The risk-free rate is the interpolated U.S. Treasury rate for a term equal to the expected term. The weighted-average assumptions and fair values for Post stock options granted to BellRing employees during the years ended September 30, 2019 and 2018 are summarized in the table below. There were no Post stock options granted to BellRing employees during the year ended September 30, 2020.

	September 30,
	2019	2018
Expected term (in years)	6.5	6.5
Expected stock price volatility	29.7%	30.7%
Risk-free interest rate	3.1%	2.3%
Expected dividends	—%	—%
Fair value (per option)	$33.82	$28.42
There were no stock options exercised during each of the years ended September 30, 2020, 2019 and 2018.
Post Restricted Stock Units (“Post RSUs”)
Information about Post RSUs granted to BellRing employees is summarized in the following table.

in millions, except restricted stock units or where otherwise indicated	Post RSUs	Weighted- Average Grant Date Fair Value Per Share
Nonvested at September 30, 2019	104,292	$96.64
Granted	—	—
Vested	(44,208)	92.38
Forfeited	(324)	90.84
Nonvested at September 30, 2020	59,760	99.83
The grant date fair value of each Post RSU was determined based upon the closing price of Post’s common stock on the date of grant. The weighted-average grant date fair value of nonvested Post RSUs was $99.83, $96.64 and $76.06 at September 30, 2020, 2019 and 2018, respectively. The total vest date fair value of Post RSUs that vested during fiscal 2020, 2019 and 2018 was $4.5, $2.1 and $1.4, respectively.

Post Cash Settled Restricted Stock Units (“Post Cash RSUs”)
Information about Post Cash RSUs granted to BellRing employees is summarized in the following table.

in millions, except restricted stock units or where otherwise indicated	Post Cash RSUs	Weighted- Average Grant Date Fair Value Per Share
Nonvested at September 30, 2019	5,000	$51.43
Granted	—	—
Vested	(1,000)	51.43
Forfeited	—	—
Nonvested at September 30, 2020	4,000	51.43
At September 30, 2020, the 4,000 nonvested Post Cash RSUs were valued at the greater of the closing price of Post’s common stock or the grant price of $51.43. Cash used by Post to settle Post Cash RSUs was $0.1, $0.1 and $0.2 for the years ended September 30, 2020, 2019 and 2018, respectively.
BellRing Long-Term Incentive Plan
On October 22, 2019, the Company registered shares of its Class A Common Stock on a Form S-8 filed with the Securities and Exchange Commission, for issuance under the BellRing 2019 Plan, which permits the issuance of various stock-based compensation awards of up to 2.0 shares of the Company’s Class A Common Stock. Awards issued under the BellRing 2019 Plan have a maximum term of 10 years, provided, however, that the Corporate Governance and Compensation Committee of BellRing Inc.’s Board of Directors may, in its discretion, grant awards with a longer term to participants who are located outside of the U.S.
Total compensation cost for BellRing’s non-cash stock-based compensation awards recognized in the year ended September 30, 2020 was $2.5, and the related recognized deferred tax benefit was $0.2. See Note 7 for discussion related to income taxes. As of September 30, 2020, the total compensation cost related to BellRing’s non-vested awards not yet recognized was $5.7, which is expected to be recognized over a weighted-average period of 2.7 years.
BellRing Stock Options
Information about BellRing’s stock options is summarized in the following table.

in millions, except options or where otherwise indicated	BellRing Stock Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at September 30, 2019	—	$—
Granted	96,000	19.31
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding at September 30, 2020	96,000	19.31	9.15	$0.1
Vested and expected to vest as of September 30, 2020	96,000	19.31	9.15	0.1
Exercisable at September 30, 2020	—	n/a	n/a	n/a
The fair value of each BellRing stock option was estimated on the date of grant using the Black-Scholes Model. BellRing uses the simplified method for estimating a stock option term as it does not have sufficient historical stock options exercise experience upon which to estimate an expected term. The expected term is estimated based on the award’s vesting period and contractual term. Expected volatilities are based on historical volatility trends and other factors. The risk-free rate is the interpolated U.S. Treasury rate for a term equal to the expected term. The weighted-average assumptions and fair values for BellRing stock options granted during the year ended September 30, 2020 are summarized in the table below.

September 30, 2020
Expected term (in years)	6.5
Expected stock price volatility	38.5%
Risk-free interest rate	1.6%
Expected dividends	—%
Fair value (per option)	$7.92
BellRing Restricted Stock Units (“BellRing RSUs”)
Information about BellRing RSUs is summarized in the following table.

in millions, except restricted stock units or where otherwise indicated	BellRing RSUs	Weighted- Average Grant Date Fair Value Per Share
Nonvested at September 30, 2019	—	$—
Granted	395,232	19.39
Vested	—	—
Forfeited	(10,000)	19.31
Nonvested at September 30, 2020	385,232	19.39
The grant date fair value of each BellRing RSU was determined based upon the closing price of BellRing’s Class A Common Stock on the date of grant.
NOTE 17 — SUMMARY QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2020
Net sales	$244.0	$257.5	$204.2	$282.6
Gross profit	91.3	88.2	68.7	89.8
Net earnings including NCI	31.8	18.6	14.2	35.5
Net earnings available to Class A Common Stockholders	6.0	4.2	3.3	10.0
Basic earnings per share of Class A Common Stock	$0.15	$0.11	$0.08	$0.25
Diluted earnings per share of Class A Common Stock	$0.15	$0.11	$0.08	$0.26

Fiscal 2019
Net sales	$185.8	$216.5	$237.6	$214.5
Gross profit	65.6	79.0	90.5	76.7
Net earnings including NCI	25.1	31.0	40.3	26.7
Net earnings available to Class A Common Stockholders	—	—	—	—
Basic earnings per share of Class A Common Stock	$—	$—	$—	$—
Diluted earnings per share of Class A Common Stock	$—	$—	$—	$—

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the Executive Chairman, Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the Company, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, our Executive Chairman, CEO and CFO concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective to provide reasonable assurance of achieving the desired control objectives.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
As of September 30, 2020, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based upon the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on management’s assessment utilizing these criteria, our management concluded that, as of September 30, 2020, our internal control over financial reporting was effective.
Changes in Internal Control Over Financial Reporting
We evaluated the changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2020 and concluded that no activity has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information under the headings “Election of Directors,” “Corporate Governance - Board Meetings and Committees,” “Corporate Governance - Nomination Process for Election of Directors,” and “Security Ownership of Certain Stockholders - Delinquent Section 16(a) Reports” in our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the year ended September 30, 2020 is hereby incorporated by reference.
Information regarding executive officers of the Company is included in the “Information about our Executive Officers” section under “Business” in Item 1 of this report.
The Company has adopted a code of ethics, our Code of Conduct, applicable to our directors, officers and employees, which sets forth the Company’s expectations for the conduct of business by our directors, officers and employees. The Code of Conduct is available on the Company’s website at www.bellring.com. In the event the Company modifies the Code of Conduct or waivers of compliance are granted and it is determined that such modifications or waivers are subject to the disclosure provisions of Item 5.05 of Form 8-K, the Company will post such modifications or waivers on its website or in a report on Form 8-K.
ITEM 11.    EXECUTIVE COMPENSATION
Information under the headings “Compensation of Officers and Directors,” “Compensation Committee Interlocks and Insider Participation” and “Corporate Governance and Compensation Committee Report” in our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the year ended September 30, 2020 is hereby incorporated by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information under the headings “Security Ownership of Certain Stockholders,” and “Compensation of Officers and Directors - Equity Compensation Plan Information” in our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the year ended September 30, 2020 is hereby incorporated by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information under the headings “Certain Relationships and Related Transactions” and “Corporate Governance - Director Independence and Role of the Independent Lead Director” in our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the year ended September 30, 2020 is hereby incorporated by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm” in our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the year ended September 30, 2020 is hereby incorporated by reference.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Documents filed as a part of this report:
1.Financial Statements. The following are filed as a part of this document under Item 8.
•Report of Independent Registered Public Accounting Firm
•Consolidated Statements of Operations for the years ended September 30, 2020, 2019 and 2018
•Consolidated Statements of Comprehensive Income for the years ended September 30, 2020, 2019 and 2018
•Consolidated Balance Sheets at September 30, 2020 and 2019
•Consolidated Statements of Cash Flows for the years ended September 30, 2020, 2019 and 2018
•Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2020, 2019 and 2018
•Notes to Consolidated Financial Statements
2.Financial Statement Schedules. None. Schedules not included have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
3.Exhibits. See the Exhibit Index that appears at the end of this document and which is incorporated herein.

Exhibit No	Description
3.1	Amended and Restated Certificate of Incorporation of BellRing Brands, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on October 21, 2019)
3.2	Amended and Restated Bylaws of BellRing Brands, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on October 21, 2019)
4.1	Form of Class A Common Stock Certificate of BellRing Brands, Inc. (Incorporated by reference to Exhibit 4.1 to the Company’s Form S-1 filed on September 20, 2019)
4.2	Description of Company’s Registered Securities (Incorporated by reference to Exhibit 4.2 to the Company’s Form 10-K filed on November 22, 2019)
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
10.10
Credit Agreement, dated as of October 21, 2019, by and among BellRing Brands, LLC, the institutions from time to time party thereto as lenders, Credit Suisse Loan Funding LLC, BofA Securities, Inc., Morgan Stanley Senior Funding, Inc., Barclays Bank PLC, Citibank, N.A., Goldman Sachs Bank USA and JPMorgan Chase Bank, N.A., as joint lead arrangers and joint bookrunners, and BMO Capital Markets Corp., Coöperatieve Rabobank U.A., New York Branch, Nomura Securities International, Inc., Suntrust Robinson Humphrey, Inc.,UBS Securities LLC and Wells Fargo Securities, LLC, as co-managers, and Credit Suisse AG, Cayman Islands Branch, as administrative agent (Incorporated by reference to Exhibit 10.9 to the Company’s Form 8-K filed on October 21, 2019)

10.11
Bridge Facility Agreement, dated as of October 11, 2019, by and among Post Holdings, Inc., Morgan Stanley Senior Funding, Inc., as Administrative Agent and other lenders from time to time party thereto (Incorporated by reference to Exhibit 10.10 to the Company’s Form S-1/A filed on October 11, 2019)

10.12
Guarantee and Collateral Agreement, dated as of October 11, 2019, by and among Post Holdings, Inc., certain of its subsidiaries and Morgan Stanley Senior Funding, Inc., as Administrative Agent (Incorporated by reference to Exhibit 10.11 to the Company’s Form S-1/A filed on October 11, 2019)

10.13
Borrower Assignment and Assumption Agreement, dated as of October 21, 2019, by and among Post Holdings, Inc., BellRing Brands, LLC and Morgan Stanley Senior Funding, Inc., as administrative agent (Incorporated by reference to Exhibit 10.8 to the Company's Form 8-K filed on October 21, 2019)

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
‡10.18
Master Supply Agreement, dated as of December 3, 2019, by and between Premier Nutrition Company, LLC and Fonterra (USA) Inc. (Incorporated by reference to Exhibit 10.18 to the Company’s Form 10-Q filed on February 7, 2020)

‡10.19
Master Purchase Commitment, dated as of December 3, 2019, by and between Premier Nutrition Company, LLC and Fonterra (USA) Inc. (Incorporated by reference to Exhibit 10.19 to the Company’s Form 10-Q filed on February 7, 2020)

†10.20	Deferred Compensation Plan for Directors, dated as of January 1, 2020 (Incorporated by reference to Exhibit 10.20 to the Company’s Form 10-Q filed on February 7, 2020)
†10.21	Executive Severance Plan, dated as of January 1, 2020 (Incorporated by reference to Exhibit 10.21 to the Company’s Form 10-Q filed on February 7, 2020)
‡10.22
Stremick Heritage Foods, LLC and Premier Nutrition Corporation Manufacturing Agreement, dated as of July 1, 2017, as amended June 11, 2018, October 1, 2018 and July 3, 2019 (Incorporated by reference to Exhibit 10.12 to the Company’s Form S-1 filed on September 20, 2019)

10.23
First Amendment to Credit Agreement, dated as of February 21, 2020, by and among BellRing Brands, LLC and Credit Suisse AG, Cayman Islands Branch, as administrative agent (Incorporated herein by reference to Exhibit 10.23 to the Company’s Form 10-Q filed on May 8, 2020)

21.1	Subsidiaries of BellRing Brands, Inc.
23.1	Consent of PricewaterhouseCoopers LLP
24.1	Power of Attorney (Included under Signatures)
31.1	Certification of Robert V. Vitale pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 20, 2020
31.2	Certification of Darcy H. Davenport pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 20, 2020
31.3	Certification of Paul A. Rode pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November, 20, 2020
32.1	Certification of Robert V. Vitale, Darcy H. Davenport and Paul A. Rode, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 20, 2020
101
Interactive Data File (Form 10-K for the year ended September 30, 2020 filed in iXBRL (Inline eXtensible Business Reporting Language)). The financial information contained in the iXBRL-related documents is “unaudited” and “unreviewed.”

104	The cover page from the Company’s Form 10-K for the year ended September 30, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101

†	These exhibits constitute management contracts, compensatory plans and arrangements.
‡	Certain portions of this document that constitute confidential information have been redacted in accordance with Regulation S-K, Item 601(b)(10).

ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, BellRing Brands, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BELLRING BRANDS, INC.
Date:	November 20, 2020	By:	/s/ Darcy H. Davenport
Darcy H. Davenport
President and Chief Executive Officer
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Paul A. Rode and Craig L. Rosenthal, and each of them, his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert V. Vitale	Executive Chairman of the Board of Directors (Co-Principal Executive Officer)	November 20, 2020
Robert V. Vitale

/s/ Darcy H. Davenport	President and Chief Executive Officer and Director (Co-Principal Executive Officer)	November 20, 2020
Darcy H. Davenport

/s/ Paul A. Rode	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	November 20, 2020
Paul A. Rode

/s/ Thomas P. Erickson	Director	November 20, 2020
Thomas P. Erickson

/s/ Jennifer Kuperman Johnson	Director	November 20, 2020
Jennifer Kuperman Johnson

/s/ Elliot H. Stein, Jr.	Director	November 20, 2020
Elliot H. Stein, Jr.