Form 10-Q
period 2020-12-31
BELLRING BRANDS, INC.
filed 2021-02-05
CIK 1772016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________
FORM 10-Q
__________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2020
OR
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
Class A Common Stock, $0.01 Par Value – 39,509,247 shares as of February 1, 2021
Class B Common Stock, $0.01 Par Value - 1 share as of February 1, 2021

BELLRING BRANDS, INC.
QUARTERLY REPORT ON FORM 10-Q

i

PART I.    FINANCIAL INFORMATION.
ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED).
BELLRING BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except per share data)

	Three Months Ended December 31,
	2020	2019
Net Sales	$282.4	$244.0
Cost of goods sold	190.5	152.7
Gross Profit	91.9	91.3
Selling, general and administrative expenses	38.3	36.5
Amortization of intangible assets	5.9	5.5
Other operating income, net	(0.1)	—
Operating Profit	47.8	49.3
Interest expense, net	12.8	11.6
Earnings before Income Taxes	35.0	37.7
Income tax expense	2.1	5.9
Net Earnings Including Redeemable Noncontrolling Interest	32.9	31.8
Less: Net earnings attributable to redeemable noncontrolling interest	25.1	25.8
Net Earnings Available to Class A Common Stockholders	$7.8	$6.0

Earnings per share of Class A Common Stock:
Basic	$0.20	$0.15
Diluted	$0.20	$0.15

Weighted Average shares of Class A Common Stock Outstanding:
Basic	39.5	39.4
Diluted	39.6	39.4
 See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

BELLRING BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in millions)

	Three Months Ended December 31,
	2020	2019
Net Earnings Including Redeemable Noncontrolling Interest	$32.9	$31.8
Hedging adjustments:
Net gain on derivatives	—	0.6
Reclassifications to net earnings	0.5	—
Foreign currency translation adjustments:
Unrealized foreign currency translation adjustments	0.9	0.5
Total Other Comprehensive Income Including Redeemable Noncontrolling Interest	1.4	1.1
Less: Comprehensive income attributable to redeemable noncontrolling interest	26.1	26.3
Total Comprehensive Income Available to Class A Common Stockholders	$8.2	$6.6
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

BELLRING BRANDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions)

	December 31, 2020	September 30, 2020
ASSETS
Current Assets
Cash and cash equivalents	$50.8	$48.7
Receivables, net	123.3	83.1
Inventories	136.4	150.5
Prepaid expenses and other current assets	14.1	7.9
Total Current Assets	324.6	290.2
Property, net	9.7	10.2
Goodwill	65.9	65.9
Intangible assets, net	268.4	274.3
Other assets	12.2	12.9
Total Assets	$680.8	$653.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$35.0	$63.8
Accounts payable	68.6	56.7
Other current liabilities	34.7	32.6
Total Current Liabilities	138.3	153.1
Long-term debt	635.1	622.6
Deferred income taxes	9.6	9.0
Other liabilities	27.9	29.8
Total Liabilities	810.9	814.5
Redeemable noncontrolling interest	2,369.6	2,021.6
Stockholders’ Equity
Preferred stock	—	—
Common stock	0.4	0.4
Accumulated deficit	(2,496.5)	(2,179.0)
Accumulated other comprehensive loss	(3.6)	(4.0)
Total Stockholders’ Equity	(2,499.7)	(2,182.6)
Total Liabilities and Stockholders’ Equity	$680.8	$653.5
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

BELLRING BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Three Months Ended December 31,
	2020	2019
Cash Flows from Operating Activities
Net earnings including redeemable noncontrolling interest	$32.9	$31.8
Adjustments to reconcile net earnings including redeemable noncontrolling interest to net cash provided by (used in) operating activities:
Depreciation and amortization	6.7	6.4
Unrealized gain on interest rate swaps	(0.7)	—
Non-cash stock-based compensation expense	1.1	0.3
Deferred income taxes	0.7	0.2
Other, net	0.8	1.1
Other changes in operating assets and liabilities:
Increase in receivables	(39.9)	(25.3)
Decrease (increase) in inventories	14.5	(11.8)
Increase in prepaid expenses and other current assets	(6.1)	(5.8)
Decrease in other assets	0.7	0.8
Increase (decrease) in accounts payable and other current liabilities	12.3	(22.5)
Increase (decrease) in non-current liabilities	0.3	(0.1)
Net Cash Provided by (Used in) Operating Activities	23.3	(24.9)

Cash Flows from Investing Activities
Additions to property	—	(0.7)
Net Cash Used in Investing Activities	—	(0.7)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	20.0	806.0
Proceeds from issuance of common stock, net of issuance costs	—	524.4
Repayments of long-term debt	(37.5)	(1,265.0)
Payments of debt issuance costs and deferred financing fees	—	(9.6)
Distributions to Post Holdings, Inc., net	(3.6)	(5.9)
Other, net	(0.9)	—
Net Cash (Used in) Provided by Financing Activities	(22.0)	49.9
Effect of Exchange Rate Changes on Cash and Cash Equivalents	0.8	0.1
Net Increase in Cash and Cash Equivalents	2.1	24.4
Cash and Cash Equivalents, Beginning of Year	48.7	5.5
Cash and Cash Equivalents, End of Period	$50.8	$29.9
 See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

BELLRING BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(in millions)

	As Of and For The Three Months Ended December 31,
	2020	2019
Preferred Stock
Beginning and end of period	$—	$—
Common Stock
Beginning of period	0.4	—
Issuance of common stock	—	0.4
End of period	0.4	0.4
Additional Paid-in Capital
Beginning of period	—	—
Activity under stock and deferred compensation plans	(0.9)	—
Non-cash stock-based compensation expense	1.1	0.3
Redemption value adjustment to redeemable noncontrolling interest	(0.2)	—
End of period	—	0.3
Accumulated Deficit
Beginning of period	(2,179.0)	—
Net earnings available to Class A Common Stockholders	7.8	6.0
Distribution to Post Holdings, Inc.	(3.6)	—
Issuance of common stock	—	(0.4)
Impact of initial public offering	—	(2,117.1)
Reclassification of net investment of Post Holdings, Inc.	—	524.4
Redemption value adjustment to redeemable noncontrolling interest	(321.7)	(689.8)
End of period	(2,496.5)	(2,276.9)
Net Investment of Post
Beginning of period	—	489.0
Net earnings attributable to Post Holdings, Inc.	—	5.5
Impact of initial public offering	—	29.9
Reclassification of net investment of Post Holdings, Inc.	—	(524.4)
End of period	—	—
Accumulated Other Comprehensive Loss
Hedging Adjustments, net of tax
Beginning of period	(2.1)	—
Net change in hedges, net of tax	0.1	0.2
End of period	(2.0)	0.2
Foreign Currency Translation Adjustments
Beginning of period	(1.9)	(2.6)
Foreign currency translation adjustments	0.3	0.4
End of period	(1.6)	(2.2)
Total Stockholders’ Equity	$(2,499.7)	$(2,278.2)
 See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

BELLRING BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
($ in millions, except per share information and where indicated otherwise)
NOTE 1 — BACKGROUND AND BASIS OF PRESENTATION
Background
BellRing Brands, Inc. (along with its consolidated subsidiaries, “BellRing” or “the Company”) is a consumer products holding company operating in the global convenient nutrition category and is a provider of ready-to-drink (“RTD”) protein shakes, other RTD beverages, powders, nutrition bars and nutritional supplements. The Company’s primary brands are Premier Protein and Dymatize.
On October 21, 2019, BellRing Brands, Inc. (“BellRing Inc.”) closed its initial public offering (the “IPO”) of 39.4 million shares of its Class A common stock, $0.01 par value per share (the “Class A Common Stock”) and contributed the net proceeds from the IPO to BellRing Brands, LLC, a Delaware limited liability company and subsidiary of BellRing Inc. (“BellRing LLC”), in exchange for 39.4 million BellRing LLC non-voting membership units (the “BellRing LLC units”).
As a result of the IPO and certain other transactions completed in connection with the IPO (the “formation transactions”), BellRing LLC became the holder of the active nutrition business of Post Holdings, Inc. (“Post”). BellRing Inc., as a holding company, has no material assets other than its ownership of BellRing LLC units and its indirect interests in the subsidiaries of BellRing LLC and has no independent means of generating revenue or cash flow. The members of BellRing LLC are Post and BellRing Inc.
As of December 31, 2020, Post held 97.5 million BellRing LLC units, equal to 71.2% of the economic interest in BellRing LLC, and one share of Class B common stock of BellRing Inc., $0.01 par value per share (the “Class B Common Stock”), which represented 67% of the combined voting power of the common stock of BellRing Inc. The Class B Common Stock has no dividend or other economic rights.
As of December 31, 2020, the public stockholders of BellRing Inc. (i) owned 39.5 million shares of Class A Common Stock, which represented 33% of the combined voting power of BellRing Inc. common stock and 100% of the economic interest in BellRing Inc., and (ii) through BellRing Inc.’s ownership of BellRing LLC units, indirectly held 28.8% of the economic interest in BellRing LLC.
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
The financial results of BellRing LLC and its subsidiaries are consolidated with BellRing Inc., and a portion of the consolidated net earnings of BellRing LLC are allocated to the redeemable noncontrolling interest (the “NCI”). The calculation of the NCI is based on Post’s ownership percentage of BellRing LLC units during each period, and reflects the entitlement of Post to a portion of the consolidated net earnings of BellRing LLC.
Basis of Presentation
These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), under the rules and regulations of the United States Securities and Exchange Commission (the “SEC”), and on a basis substantially consistent with the audited consolidated financial statements of the Company as of and for the year ended September 30, 2020. These unaudited condensed consolidated financial statements should be read in conjunction with such audited consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020, filed with the SEC on November 20, 2020.
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

For the period prior to the IPO included in the three months ended December 31, 2019, these unaudited condensed consolidated financial statements present the combined results of operations, comprehensive income, financial position, cash flows and stockholders’ equity of the active nutrition business of Post, including allocations of certain Post corporate expenses related to various services that were provided to the Company by Post. All intercompany balances and transactions have been eliminated. Transactions between the Company and Post are included in these financial statements. See Note 5 for further information on transactions with Post.
For the three months ended December 31, 2020 and 2019, $25.1 and $25.8 of the consolidated net earnings of BellRing LLC were allocated to the NCI, respectively, of which zero and $5.5 reflect the entitlement of Post to 100% of the consolidated net earnings of BellRing LLC prior to the IPO, respectively, and $25.1 and $20.3 reflect the entitlement of Post to 71.2% of the consolidated net earnings of BellRing LLC subsequent to the IPO, respectively.
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
Recently Issued
In March 2020, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This ASU provides optional expedients and exceptions for contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by this ASU do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022. This ASU is elective and effective for all entities as of March 12, 2020, the date this ASU was issued. An entity may elect to apply the amendments for contract modifications provided by this ASU as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020. Once elected, this ASU must be applied prospectively for all eligible contract modifications. The Company is currently evaluating the impact of this ASU as it relates to its debt and hedging relationships.
Recently Adopted
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This ASU provides guidance on the measurement of credit losses for most financial assets and certain other instruments. This ASU replaced the prior incurred loss impairment approach with a methodology to reflect expected credit losses and requires consideration of a broader range of reasonable and supportable information to explain credit loss estimates. The Company adopted this ASU on October 1, 2020. In conjunction with the adoption of this ASU, the Company updated its methodology for calculating its allowance for doubtful accounts. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements and related disclosures.
NOTE 3 — REVENUE
The following table presents net sales by product.

	Three Months Ended December 31,
	2020	2019
Shakes and other beverages	$234.2	$199.8
Powders	35.4	29.0
Nutrition bars	11.6	13.9
Other	1.2	1.3
Net Sales	$282.4	$244.0

NOTE 4 — RESTRUCTURING
In October 2020, the Company announced its plan to strategically realign its business, resulting in the closing of its Dallas, Texas office and the downsizing of its Munich, Germany location. These actions are expected to be completed by the end of the third quarter of fiscal 2021.

Restructuring charges and the associated liabilities for employee-related costs are shown in the following table.

Balance, September 30, 2020	$—
Charge to expense	4.5
Cash payments	(0.4)
Non-cash charges	—
Balance, December 31, 2020	$4.1

Total expected restructuring charges	$4.7
Cumulative restructuring charges incurred to date	4.5
Remaining expected restructuring charges	$0.2
No restructuring charges were incurred during the three months ended December 31, 2019. Restructuring charges were included in “Selling, general and administrative expenses” in the Condensed Consolidated Statement of Operations.
NOTE 5 — RELATED PARTY TRANSACTIONS
The Company uses certain functions and services performed by Post. These functions and services include legal, finance, internal audit, treasury, information technology support, insurance and tax matters, the use of office and/or data center space, payroll processing services and tax compliance services. These functions and services are provided by Post under a master services agreement (“MSA”). In addition to charges for these services, the Company also incurs certain pass-through charges from Post, primarily relating to stock-based compensation for employees participating in Post’s stock-based compensation plans. MSA fees were $0.6 and $0.5 for the three months ended December 31, 2020 and 2019, respectively, and stock-based compensation expense related to Post’s stock-based compensation plans was $0.8 and $1.1 for the three months ended December 31, 2020 and 2019, respectively. MSA fees and stock-based compensation expense were reported in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations.
The Company sells certain products to and licenses certain intellectual property from Post and its subsidiaries based upon pricing governed by agreements between the Company and Post and its subsidiaries, consistent with pricing of similar arm's-length transactions. During each of the three months ended December 31, 2020 and 2019, net sales to, purchases from and royalties paid to Post and its subsidiaries were immaterial.
The Company has a series of agreements with Post which govern the ongoing relationship between the Company and Post. These agreements include the amended and restated limited liability company agreement of BellRing LLC (the “LLC Agreement”), an employee matters agreement, an investor rights agreement, a tax matters agreement, a tax receivable agreement and the MSA, among others. Under certain of these agreements, the Company incurs expenses payable to Post in connection with certain administrative services provided for varying lengths of time. The Company had immaterial receivables with Post at both December 31, 2020 and September 30, 2020 related to sales with Post and its subsidiaries. The Company had $0.8 and $1.3 of payables with Post at December 31, 2020 and September 30, 2020, respectively, related to MSA fees and pass-through charges owed by the Company to Post, as well as related party purchases. The receivables and payables were included in “Receivables, net” and “Accounts payable,” respectively, on the Condensed Consolidated Balance Sheets. During the three months ended December 31, 2020, BellRing LLC paid $3.2 to Post related to quarterly tax distributions from BellRing LLC to Post made pursuant to the terms of the LLC Agreement and $0.4 for state corporate tax withholdings on behalf of Post. BellRing LLC made no payments related to quarterly tax distributions to Post or state corporate tax withholdings on behalf of Post during the three months ended December 31, 2019.
Based on the provisions of the tax receivable agreement, BellRing Inc. must pay to Post (or certain of its transferees or other assignees) 85% of the amount of cash savings, if any, in United States (“U.S.”) federal income tax, as well as state and local income tax and franchise tax (using an assumed tax rate) and foreign tax that BellRing Inc. realizes (or, in some circumstances, is deemed to realize) as a result of (a) the increase in the tax basis of assets of BellRing LLC attributable to (i) the redemption of Post’s (or certain transferees’ or assignees’) BellRing LLC units for shares of Class A Common Stock or cash, (ii) deemed sales by Post (or certain of its transferees or assignees) of BellRing LLC units or assets to BellRing Inc., (iii) certain actual or deemed distributions from BellRing LLC to Post (or certain transferees or assignees) and (iv) certain formation transactions, (b) disproportionate allocations of tax benefits to BellRing Inc. as a result of Section 704(c) of the Internal Revenue Code and (c) certain tax benefits (e.g., imputed interest, basis adjustments, etc.) attributable to payments under the tax receivable agreement. Amounts payable to Post related to the tax receivable agreement were $10.9 at both December 31, 2020 and September 30, 2020 and were recorded in “Other liabilities” on the Condensed Consolidated Balance Sheets.

NOTE 6 — REDEEMABLE NONCONTROLLING INTEREST
At both December 31, 2020 and September 30, 2020, Post held 97.5 million BellRing LLC units, equal to 71.2% of the economic interest in BellRing LLC. Post may redeem BellRing LLC units for, at BellRing LLC’s option (as determined by its Board of Managers), (i) shares of Class A Common Stock or (ii) cash (based on the market price of the shares of Class A Common Stock). The redemption of BellRing LLC units for shares of Class A Common Stock will be at an initial redemption rate of one share of Class A Common Stock for one BellRing LLC unit, subject to customary redemption rate adjustments for stock splits, stock dividends and reclassifications.
Post’s ownership of BellRing LLC units represents a NCI to the Company, which is classified outside of permanent stockholders’ equity as the BellRing LLC units are redeemable at the option of Post, through Post’s ownership of the Company’s Class B Common Stock (see Note 1). The carrying amount of the NCI is the greater of (i) the initial carrying amount, increased or decreased for the NCI’s share of net income or loss, other comprehensive income (“OCI”) or loss and distributions or dividends or (ii) the redemption value. As of December 31, 2020 and September 30, 2020, the carrying amount of the NCI was recorded at its redemption value of $2,369.6 and $2,021.6, respectively. Changes in the redemption value of the NCI are recorded to additional paid-in capital, to the extent available, and “Accumulated deficit” on the Condensed Consolidated Balance Sheets.
As of both December 31, 2020 and September 30, 2020, BellRing Inc. owned 28.8% of the outstanding BellRing LLC units. For the three months ended December 31, 2020 and 2019, the financial results of BellRing LLC and its subsidiaries were consolidated with BellRing Inc., and 71.2% of the consolidated net earnings of BellRing LLC subsequent to the IPO were allocated to the NCI to reflect the entitlement of Post to a portion of the consolidated net earnings during each period.
The following table summarizes the changes to the Company’s NCI. The period as of and for the three months ended December 31, 2019 represents the period beginning October 21, 2019, the effective date of the IPO, and ending December 31, 2019 (see Note 1).

	As Of and For The Three Months Ended December 31,
	2020	2019
Beginning of period	$2,021.6	$—
Net earnings attributable to NCI after IPO	25.1	20.3
Net change in hedges, net of tax	0.4	0.4
Foreign currency translation adjustments	0.6	0.1
Impact of initial public offering	—	1,364.6
Redemption value adjustment to NCI	321.9	689.8
End of period	$2,369.6	$2,075.2
The following table summarizes the effects of changes in ownership in BellRing LLC on BellRing Inc.’s equity. The period for the three months ended December 31, 2019 represents the period beginning October 21, 2019, the effective date of the IPO, and ending December 31, 2019 (see Note 1).

	Three Months Ended December 31,
	2020	2019
Net earnings available to Class A Common Stockholders	$7.8	$6.0
Transfers to NCI:
Impact of initial public offering	—	1,364.6
Redemption value adjustment to NCI	321.9	689.8
Changes from net earnings available to Class A Common Stockholders and transfers to NCI	$329.7	$2,060.4

NOTE 7 — INCOME TAXES
At both December 31, 2020 and 2019, BellRing Inc. held 28.8% of the economic interest in BellRing LLC (see Note 1), which, as a result of the IPO and formation transactions, is treated as a partnership for U.S. federal income tax purposes. As a partnership, BellRing LLC is itself generally not subject to U.S. federal income tax under current U.S. tax laws.

The effective income tax rate was 6.0% for the three months ended December 31, 2020 and 15.6% for the three months ended December 31, 2019. The decrease in the effective income tax rate compared to the prior year period was primarily due to the Company taking into account for U.S. federal, state and local income tax purposes its 28.8% distributive share of the items of income, gain, loss and deduction of BellRing LLC in the periods subsequent to the IPO. Prior to the IPO and formation transactions, the Company reported 100% of the income, gain, loss and deduction of BellRing LLC.
NOTE 8 — EARNINGS PER SHARE
Basic earnings per share is based on the average number of shares of Class A Common Stock outstanding during each period. Diluted earnings per share is based on the average number of shares of Class A Common Stock used for the basic earnings per share calculation, adjusted for the dilutive effect of stock options and restricted stock units using the “treasury stock” method. In addition, “Net earnings available to Class A Common Stockholders for diluted earnings per share” in the table below has been adjusted for diluted net earnings per share attributable to NCI, to the extent it is dilutive.
BellRing Inc.’s Class B Common Stock does not have economic rights, including rights to dividends or distributions upon liquidation, and is therefore not a participating security. As such, separate presentation of basic and diluted earnings per share of Class B Common Stock under the two-class method has not been presented.
The following table sets forth the computation of basic and diluted earnings per share. The period for the three months ended December 31, 2019 represents the period beginning October 21, 2019, the effective date of the IPO, and ending December 31, 2019 (see Note 1).

	Three Months Ended December 31,
	2020	2019
Net earnings available to Class A Common Stockholders for basic earnings per share	$7.8	$6.0
Dilutive impact of net earnings attributable to NCI	—	—
Net earnings available to Class A Common Stockholders for diluted earnings per share	$7.8	$6.0

Weighted average shares for basic earnings per share (in millions)	39.5	39.4
Total dilutive restricted stock units (in millions)	0.1	—
Weighted average shares for diluted earnings per share (in millions)	39.6	39.4

Basic earnings per share of Class A Common Stock	$0.20	$0.15
Diluted earnings per share of Class A Common Stock	$0.20	$0.15
Weighted average shares for diluted earnings per share excluded 0.3 million and 0.1 million of equity awards for the three months ended December 31, 2020 and 2019, respectively, as they were anti-dilutive.
NOTE 9 — INVENTORIES

	December 31, 2020	September 30, 2020
Raw materials and supplies	$26.2	$33.7
Work in process	0.1	0.1
Finished products	110.1	116.7
Inventories	$136.4	$150.5

NOTE 10 — PROPERTY, NET

	December 31, 2020	September 30, 2020
Property, at cost	$21.7	$22.6
Accumulated depreciation	(12.0)	(12.4)
Property, net	$9.7	$10.2

NOTE 11 — GOODWILL
The components of “Goodwill” on the Condensed Consolidated Balance Sheets at both December 31, 2020 and September 30, 2020 are presented in the following table.

Goodwill, gross	$180.7
Accumulated impairment losses	(114.8)
Goodwill	$65.9

NOTE 12 — INTANGIBLE ASSETS, NET
Total intangible assets are as follows:

	December 31, 2020			September 30, 2020
	Carrying Amount	Accumulated Amortization	Net Amount	Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	$209.4	$(80.0)	$129.4	$209.4	$(76.9)	$132.5
Trademarks and brands	213.4	(74.4)	139.0	213.4	(71.6)	141.8
Other intangible assets	3.1	(3.1)	—	3.1	(3.1)	—
Intangible assets, net	$425.9	$(157.5)	$268.4	$425.9	$(151.6)	$274.3
In December 2020, the Company finalized its plan to discontinue the Supreme Protein brand and related sales of Supreme Protein products. In connection with the discontinuance, the Company updated the useful lives of the customer relationships and trademarks associated with the Supreme Protein brand to reflect the remaining period in which the Company expects to continue to sell existing Supreme Protein product inventory. The net carrying values of the customer relationships and trademarks associated with the Supreme Protein brand were $18.7 and $11.8 as of December 31, 2020, respectively, which are expected to be fully amortized by June 1, 2021 as a result of their updated useful lives.
NOTE 13 — LEASES
The Company leases office space, certain warehouses and equipment primarily through operating lease agreements. The Company has no material finance lease agreements. Leases have remaining terms which range from less than 1 year to 6 years and most leases provide the Company with the option to exercise one or more renewal terms.
Operating lease expense is recognized on a straight-line basis over the lease term and is included in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations. Costs associated with finance leases and lease income do not have a material impact on the Company’s financial statements.
The following table presents the balance sheet location of the Company’s operating leases.

	December 31, 2020	September 30, 2020
ROU assets:
Other assets	$11.3	$11.9

Lease liabilities:
Other current liabilities	$2.1	$2.2
Other liabilities	10.4	11.0
Total liabilities	$12.5	$13.2

The following table presents maturities of the Company’s operating lease liabilities.

December 31, 2020
Remaining Fiscal 2021	$2.1
Fiscal 2022	2.8
Fiscal 2023	2.5
Fiscal 2024	1.9
Fiscal 2025	2.0
Thereafter	2.8
Total future minimum payments	14.1
Less: Implied interest	(1.6)
Total lease liabilities	$12.5
Operating lease expense for the three months ended December 31, 2020 and 2019 was $1.0 and $1.1, respectively, which included immaterial variable lease costs and short-term lease costs in both periods. Operating cash flows for amounts included in the measurement of the Company’s operating lease liabilities were $0.9 for both the three months ended December 31, 2020 and 2019. ROU assets obtained in exchange for operating lease liabilities during the three months ended December 31, 2020 and 2019 were immaterial.
The weighted average remaining lease term of the Company’s operating leases was approximately 5 years and 6 years as of December 31, 2020 and September 30, 2020, respectively. The weighted average incremental borrowing rate was 4.2% at both December 31, 2020 and September 30, 2020.
NOTE 14 — DERIVATIVE FINANCIAL INSTRUMENTS
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
At both December 31, 2020 and September 30, 2020, the Company had pay-fixed, receive-variable interest rate swaps with a notional amount of $350.0. The interest rate swaps mature in December 2022 and require monthly settlements, which began on January 31, 2020, and are used to hedge forecasted interest payments on the Company’s variable rate debt (see Note 16). On April 1, 2020, the Company changed the designation of the interest rate swaps from cash flow hedges to non-designated hedging instruments as the swaps were no longer effective (as defined by GAAP). In connection with the new designation, the Company started reclassifying losses previously recorded in accumulated OCI to “Interest expense, net” in the Condensed Consolidated Statements of Operations on a straight-line basis over the term of the related debt.
At December 31, 2020, accumulated OCI, including amounts reported as NCI, included an $8.9 net hedging loss before taxes ($8.3 after taxes). At September 30, 2020, accumulated OCI, including amounts reported as NCI, included a $9.4 net hedging loss before taxes ($8.8 after taxes). Approximately $2.3 of the net hedging loss reported in accumulated OCI at December 31, 2020 is expected to be reclassified into earnings within the next 12 months.
The following table presents the balance sheet location and fair value of the Company’s derivative instruments on a gross basis. The Company does not offset derivative assets and liabilities within the Condensed Consolidated Balance Sheets.

	December 31, 2020	September 30, 2020
Other current liabilities	$4.7	$4.6
Other liabilities	4.5	5.8
Total liabilities	$9.2	$10.4

The following table presents the components of the Company’s net hedging losses on interest rate swaps which were included in “Interest expense, net” in the Condensed Consolidated Statement of Operations during the three months ended December 31, 2020. There were no net hedging losses included in the Condensed Consolidated Statement of Operations during the three months ended December 31, 2019.

Mark-to-market adjustments	$(1.2)
Cash settlements paid, net	1.2
Net loss amortized from accumulated OCI	0.5
Total net hedging losses	$0.5
NOTE 15 — FAIR VALUE MEASUREMENTS
The following table represents the Company’s liabilities and NCI measured at fair value on a recurring basis and the basis for that measurement according to the levels in the fair value hierarchy in ASC Topic 820, “Fair Value Measurement.”

	December 31, 2020			September 30, 2020
	Total	Level 1	Level 2	Total	Level 1	Level 2
Derivative liabilities	$9.2	$—	$9.2	$10.4	$—	$10.4

NCI	$2,369.6	$2,369.6	$—	$2,021.6	$2,021.6	$—
The Company’s calculation of the fair value of interest rate swaps is derived from a discounted cash flow analysis based on the terms of the contract and the interest rate curve on a recurring basis. The fair value of the NCI is calculated as its redemption value based on the Class A Common Stock price and number of BellRing LLC units owned by Post as of the end of each period (see Note 6).
The Company’s financial assets and liabilities include cash and cash equivalents, receivables and accounts payable for which the carrying value approximates fair value due to their short maturities (less than 12 months). The Company does not record its short-term and long-term debt at fair value on the Condensed Consolidated Balance Sheets. The fair value of outstanding borrowings under the Revolving Credit Facility (as defined in Note 16) as of December 31, 2020 and September 30, 2020 approximated their carrying values. Based on current market rates, the fair value (Level 2) of the Term B Facility (as defined in Note 16) was $638.5 as of December 31, 2020 and $674.0 as of September 30, 2020.
Certain assets and liabilities, including property, plant and equipment, goodwill and other intangible assets, are measured at fair value on a non-recurring basis.
NOTE 16 — LONG-TERM DEBT
The following table presents the components of “Long-term debt” on the Condensed Consolidated Balance Sheets.

	December 31, 2020	September 30, 2020
Term B Facility	$636.2	$673.7
Revolving Credit Facility	50.0	30.0
Total principal amount of debt	686.2	703.7
Less: Current portion of long-term debt	35.0	63.8
Debt issuance costs, net	6.2	6.6
Unamortized discount	9.9	10.7
Long-term debt	$635.1	$622.6
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
During the three months ended December 31, 2020 and 2019, BellRing LLC borrowed $20.0 and $120.0 under the Revolving Credit Facility, respectively, and repaid zero and $40.0 on the Revolving Credit Facility, respectively. The available borrowing capacity under the Revolving Credit Facility was $150.0 and $170.0 as of December 31, 2020 and September 30, 2020, respectively. There were no outstanding letters of credit as of December 31, 2020 or September 30, 2020.
Borrowings under the Term B Facility bear interest, at the option of BellRing LLC, at an annual rate equal to either (a) the Eurodollar rate or (b) the base rate determined by reference to the greatest of (i) the prime rate, (ii) the federal funds effective rate plus 0.50% per annum and (iii) the one-month Eurodollar rate plus 1.00% per annum, in each case plus an applicable margin of 5.00% for Eurodollar rate-based loans and 4.00% for base rate-based loans. The Term B Facility requires quarterly scheduled amortization payments of $8.75 which began on March 31, 2020, with the balance to be paid at maturity on October 21, 2024. Interest was paid on each Interest Payment Date (as defined in the Credit Agreement) during each of the three months ended December 31, 2020 and 2019. The Term B Facility contains customary mandatory prepayment provisions, including provisions for mandatory prepayment (a) from the net cash proceeds of certain asset sales and (b) of 75% of consolidated excess cash flow (as defined in the Credit Agreement) (which percentage will be reduced to 50% if the secured net leverage ratio (as defined in the Credit Agreement) is less than or equal to 3.35:1.00 as of a fiscal year end). During the three months ended December 31, 2020, the Company repaid $28.8 on its Term B Facility as a mandatory prepayment from excess cash flow which was in addition to the scheduled amortization payment. The Company may prepay the Term B Facility at its option without penalty or premium. The interest rate on the Term B Facility was 6.00% as of both December 31, 2020 and September 30, 2020.
Borrowings under the Revolving Credit Facility bear interest, at the option of BellRing LLC, at an annual rate equal to either the Eurodollar rate or the base rate (determined as described above) plus a margin, which initially was 4.25% for Eurodollar rate-based loans and 3.25% for base rate-based loans, and thereafter, will be determined by reference to the secured net leverage ratio, with the applicable margin for Eurodollar rate-based loans and base rate-based loans being (i) 4.25% and 3.25%, respectively, if the secured net leverage ratio is greater than or equal to 3.50:1.00, (ii) 4.00% and 3.00%, respectively, if the secured net leverage ratio is less than 3.50:1.00 and greater than or equal to 2.50:1.00 or (iii) 3.75% and 2.75%, respectively, if the secured net leverage ratio is less than 2.50:1.00. Facility fees on the daily unused amount of commitments under the Revolving Credit Facility were initially accrued at the rate of 0.50% per annum and thereafter, depending on BellRing LLC’s secured net leverage ratio, will accrue at rates ranging from 0.25% to 0.50% per annum. The interest rate on the drawn portion of the Revolving Credit Facility was 5.25% as of both December 31, 2020 and September 30, 2020.
Under the terms of the Credit Agreement, BellRing LLC is required to comply with a financial covenant requiring it to maintain a total net leverage ratio not to exceed 6.00 to 1.00, measured as of the last day of each fiscal quarter. The total net leverage ratio of BellRing LLC did not exceed this threshold as of December 31, 2020.
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
BellRing LLC’s obligations under the Credit Agreement are unconditionally guaranteed by its existing and subsequently acquired or organized domestic subsidiaries (other than immaterial domestic subsidiaries, certain excluded subsidiaries and subsidiaries BellRing LLC designates as unrestricted subsidiaries) and are secured by security interests in substantially all of BellRing LLC’s assets and the assets of its subsidiary guarantors, but excluding, in each case, real property (subject to limited exceptions).
NOTE 17 — COMMITMENTS AND CONTINGENCIES
Legal Proceedings
Joint Juice Litigation
In March 2013, a complaint was filed on behalf of a putative, nationwide class of consumers against Premier Nutrition Company, LLC (“Premier Nutrition”) in the U.S. District Court for the Northern District of California seeking monetary damages and injunctive relief. The case asserted that some of Premier Nutrition’s advertising claims regarding its Joint Juice line of glucosamine and chondroitin dietary supplements were false and misleading. In April 2016, the district court certified a

California-only class of consumers in this lawsuit (this lawsuit is hereinafter referred to as the “California Federal Class Lawsuit”).
In 2016 and 2017, the lead plaintiff’s counsel in the California Federal Class Lawsuit filed ten additional class action complaints in the U.S. District Court for the Northern District of California on behalf of putative classes of consumers under the laws of Connecticut, Florida, Illinois, New Jersey, New Mexico, New York, Maryland, Massachusetts, Michigan and Pennsylvania. These additional complaints contain factual allegations similar to the California Federal Class Lawsuit, also seeking monetary damages and injunctive relief. The New Jersey case was voluntarily dismissed.
In April 2018, the district court dismissed the California Federal Class Lawsuit with prejudice. This dismissal was upheld on appeal by the U.S. Court of Appeals for the Ninth Circuit and Plaintiff’s petition for an en banc rehearing by the Ninth Circuit was denied. The other complaints remain pending in the U.S. District Court for the Northern District of California, and the court has certified individual state classes in each of those cases.
In January 2019, the same lead counsel filed an additional class action complaint against Premier Nutrition in California Superior Court for the County of Alameda, alleging claims similar to the above actions and seeking monetary damages and injunctive relief on behalf of a putative class of California consumers, beginning after the California Federal Class Lawsuit class period.
In September 2020, the same lead counsel filed another class action complaint against Premier Nutrition in California Superior Court for the County of Alameda, alleging identical claims and seeking restitution and injunctive relief on behalf of the same putative class of California consumers as the California Federal Class Lawsuit.
The Company continues to vigorously defend these cases. The Company does not believe that the resolution of these cases will have a material adverse effect on its financial condition, results of operations or cash flows.
Other than legal fees, no expense related to this litigation was incurred during the three months ended December 31, 2020 or 2019. At both December 31, 2020 and September 30, 2020, the Company had accrued $8.5 related to this matter that was included in “Other current liabilities” on the Condensed Consolidated Balance Sheets.
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
ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and capital resources of BellRing Brands, Inc. and its consolidated subsidiaries. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included herein, our audited Annual Report on Form 10-K for the fiscal year ended September 30, 2020 and the “Cautionary Statement on Forward-Looking Statements” section included below. The terms “our,” “we,” “us,” “Company” and “BellRing” as used herein refer to BellRing Brands, Inc. and its consolidated subsidiaries.
OVERVIEW
We are a consumer products holding company operating in the global convenient nutrition category and a provider of ready-to-drink (“RTD”) protein shakes, other RTD beverages, powders, nutrition bars and nutritional supplements. Our primary brands are Premier Protein and Dymatize.

On October 21, 2019, BellRing Brands, Inc. (“BellRing Inc.”) closed its initial public offering (the “IPO”) of 39.4 million shares of its Class A common stock, $0.01 par value per share (the “Class A Common Stock”) and contributed the net proceeds from the IPO to BellRing Brands, LLC, a Delaware limited liability company and BellRing Inc.’s subsidiary (“BellRing LLC”), in exchange for 39.4 million BellRing LLC non-voting membership units (the “BellRing LLC units”).
As a result of the IPO and certain other transactions completed in connection with the IPO (the “formation transactions”), BellRing LLC became the holder of the active nutrition business of Post Holdings, Inc. (“Post”). BellRing Inc., as a holding company, has no material assets other than its ownership of BellRing LLC units and its indirect interests in the subsidiaries of BellRing LLC and has no independent means of generating revenue or cash flow. For additional information on the IPO, see Note 1 within “Notes to Condensed Consolidated Financial Statements.”
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
As of both December 31, 2020 and September 30, 2020, BellRing Inc. owned 28.8% of the outstanding BellRing LLC units. For the three months ended December 31, 2020 and 2019, $25.1 million and $25.8 million of the consolidated net earnings of BellRing LLC were allocated to the redeemable noncontrolling interest (“NCI”), respectively, of which zero and $5.5 million reflects the entitlement of Post to 100% of the consolidated net earnings of BellRing LLC prior to the IPO, respectively, and $25.1 million and $20.3 million reflects the entitlement of Post to 71.2% of the consolidated net earnings of BellRing LLC subsequent to the IPO, respectively.
COVID-19
The COVID-19 pandemic has created, and continues to create, economic disruption and uncertainty both globally and in our business during the three months ended December 31, 2020. We continue to closely monitor the impact of the COVID-19 pandemic and developments related thereto, including the rising number of cases in the United States (“U.S”), and are taking necessary actions to safeguard the health of our employees, including their economic health, maintain the continuity of our supply chain to serve customers and consumers and preserve our financial liquidity to navigate the uncertainty caused by the pandemic. Examples of actions we have taken in response to the pandemic include enhancing facility safety measures, encouraging hygiene practices advised by health authorities, mandating face-coverings, restricting business travel and site visitors and implementing remote working for certain office employees. We continue to monitor our practices to remain aligned with federal, state, local and international laws, regulations and guidelines.
The effects of the COVID-19 pandemic, including the actions of public health and other governmental officials in response to the pandemic, began to impact the global convenient nutrition category during the second quarter of fiscal 2020, causing volatility in our product sales in the prior fiscal year. As of December 31, 2020, however, the liquid and powders sub-categories have returned to growth relatively in line with pre-COVID-19 pandemic growth rates, but the bar sub-category continues to experience declines. For additional discussion, refer to “Liquidity and Capital Resources” and “Cautionary Statement on Forward-Looking Statements” within this section, as well as “Risk Factors” in Part II of this report.
Restructuring Charges
In October 2020, we announced our plan to strategically realign our business, resulting in the closing of our Dallas, Texas office and the downsizing of our Munich, Germany location. These actions are expected to be completed by the end of the third quarter of fiscal 2021. For additional information on restructuring costs, refer to Note 4 within “Notes to Condensed Consolidated Financial Statements.”

RESULTS OF OPERATIONS

	Three Months Ended December 31,
			favorable/(unfavorable)
dollars in millions	2020	2019	$ Change	% Change
Net Sales	$282.4	$244.0	$38.4	16%

Operating Profit	$47.8	$49.3	$(1.5)	(3)%
Interest expense, net	12.8	11.6	(1.2)	(10)%
Income tax expense	2.1	5.9	3.8	64%
Less: Net earnings attributable to NCI	25.1	25.8	0.7	3%
Net Earnings Available to Class A Common Stockholders	$7.8	$6.0	$1.8	30%
Net Sales
Net sales increased $38.4 million, or 16%, during the three months ended December 31, 2020, compared to the corresponding prior year period. Sales of Premier Protein products were up $35.4 million, or 17%, with volume up 22%. Volume increases were driven by higher RTD protein shake product volumes which primarily related to distribution gains, new product introductions and increased promotional activity. Average net selling prices decreased in the three months ended December 31, 2020 due to increased promotional spending. Sales of Dymatize products were up $4.4 million, or 16%, with volume up 10%. Volumes increased primarily due to higher club, eCommerce and mass channel volumes, partially offset by lower international volumes. Average net selling prices increased in the three months ended December 31, 2020 due to a favorable product mix. Sales of all other products were down $1.4 million.
Operating Profit
Operating profit decreased $1.5 million, or 3%, during the three months ended December 31, 2020, when compared to the prior year period. This decrease was primarily driven by higher net product costs of $6.0 million, as unfavorable raw materials and freight costs were partially offset by lower manufacturing costs. Operating profit was also negatively impacted by restructuring and facility closure costs of $4.7 million. These negative impacts were partially offset by higher net sales, as previously discussed, and lower costs related to the separation from Post of $1.5 million.
Interest Expense, Net
Interest expense, net was $12.8 million during the three months ended December 31, 2020 compared to $11.6 million during the three months ended December 31, 2019. The increase in interest expense was due to the issuance of debt in the first quarter of fiscal 2020 and incremental net hedging losses of $0.5 million on interest rate swaps recognized during the three months ended December 31, 2020. See Note 16 and Note 14 within “Notes to Condensed Consolidated Financial Statements” for additional information on our debt and interest rate swaps, respectively.
Income Taxes
Our effective income tax rate was 6.0% for the three months ended December 31, 2020 and 15.6% for the three months ended December 31, 2019. The decrease in the effective income tax rate compared to the prior year period was primarily due to us taking into account for U.S. federal, state and local income tax purposes our 28.8% distributive share of the items of income, gain, loss and deduction of BellRing LLC in the periods subsequent to the IPO. Prior to the IPO and formation transactions, we reported 100% of the income, gain, loss and deduction of BellRing LLC. In accordance with Accounting Standards Codification (“ASC”) Topic 740, “Income Taxes,” we recorded income tax expense for interim periods using the estimated annual effective income tax rate for the full fiscal year adjusted for the impact of discrete items occurring during the interim periods.
LIQUIDITY AND CAPITAL RESOURCES
We expect to generate positive cash flows from operations and believe our cash on hand, cash flows from operations and possible future credit facilities will be sufficient to satisfy our future working capital requirements, research and development activities and other financing requirements for the foreseeable future. Our asset-light business model requires modest capital expenditures, with annual capital expenditures over the last three fiscal years averaging less than 1% of net sales. No significant capital expenditures are planned for the remainder of fiscal 2021. Our ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures and other business risk factors. As a result of uncertainties in the near-term outlook for our business caused by the COVID-19 pandemic, we have taken steps to limit spending on travel and other operating expenses, and we continue to focus on cash flow generation. If we are unable to generate sufficient cash flows from operations, or otherwise to comply with the terms of BellRing LLC’s credit facilities, we may be required to seek additional financing alternatives.
The following table shows select cash flow data, which is discussed below.

	Three Months Ended December 31,
dollars in millions	2020	2019
Cash provided by (used in):
Operating activities	$23.3	$(24.9)
Investing activities	—	(0.7)
Financing activities	(22.0)	49.9
Effect of exchange rate changes on cash and cash equivalents	0.8	0.1
Net increase in cash and cash equivalents	$2.1	$24.4
Operating Activities
Cash provided by operating activities for the three months ended December 31, 2020 was $23.3 million compared to cash used in operating activities of $24.9 million for the three months ended December 31, 2019. The increase was primarily driven by favorable working capital changes of $46.2 million, which were primarily due to fluctuations in the timing of purchases and payments of trade payables and the build up of inventory in the prior year period related to short-term supply constraints, partially offset by fluctuations in the timing of sales and collections of trade receivables. This positive impact was partially offset by increased tax and interest payments of $2.0 million and $0.6 million, respectively.
Investing Activities
Cash used in investing activities for the three months ended December 31, 2020 decreased $0.7 million compared to the prior year period resulting from a decrease in capital expenditures.
Financing Activities
Three months ended December 31, 2020
Cash used in financing activities for the three months ended December 31, 2020 was $22.0 million. BellRing LLC drew an aggregate of $20.0 million under the revolving credit facility in an aggregate principal amount of $200.0 (the “Revolving Credit Facility”) and repaid $37.5 million on the principal balance of the term B loan facility in an aggregate principal amount of $700.0 (the “Term B Facility”) during the period. In addition, BellRing LLC had net cash transfers of $3.6 million to Post which included tax distributions to Post pursuant to BellRing LLC’s amended and restated limited liability company agreement and state tax withholdings payments on behalf of Post.
Three months ended December 31, 2019
Cash provided by financing activities for the three months ended December 31, 2019 was $49.9 million. BellRing LLC received proceeds of $686.0 million, net of discount, related to the issuance of the Term B Facility and drew an aggregate of $120.0 million on the Revolving Credit Facility. In addition, BellRing Inc. received $524.4 million from the issuance of its Class A Common Stock in conjunction with the IPO and had net cash transfers of $5.9 million from Post to fund our operations prior to the IPO. BellRing LLC repaid the $1,225.0 million outstanding principal balance of the bridge loan assumed from Post in conjunction with the IPO and repaid $40.0 million of outstanding borrowings on the Revolving Credit Facility. In connection with the issuance of BellRing LLC’s long-term debt, BellRing LLC paid $9.6 million in debt issuance costs and deferred financing fees.
Debt Covenants
Under the terms of the credit agreement entered into by BellRing LLC (the “Credit Agreement”), BellRing LLC is required to comply with a financial covenant requiring BellRing LLC to maintain a total net leverage ratio (as defined in the Credit Agreement) not to exceed 6.00 to 1.00, measured as of the last day of each fiscal quarter. BellRing LLC was in compliance with its financial covenant as of December 31, 2020, and we do not believe non-compliance is reasonably likely in the foreseeable future.
The Credit Agreement provides for incremental revolving and term facilities, and also permits BellRing LLC to incur other secured or unsecured debt, in all cases subject to conditions and limitations on the amount as defined and specified in the Credit Agreement.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our critical accounting policies and estimates are more fully described in our Annual Report on Form 10-K for the year ended September 30, 2020, as filed with the Securities and Exchange Commission (“SEC”) on November 20, 2020. There have been no significant changes to our critical accounting policies and estimates since September 30, 2020.
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
•our dependence on sales from our RTD protein shakes;
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
•significant volatility in the cost or availability of inputs to our business (including freight, raw materials, packaging, energy and other supplies);
•our ability to anticipate and respond to changes in consumer and customer preferences and behaviors and introduce new products;
•disruptions or inefficiencies in our supply chain, including as a result of our reliance on third party suppliers or manufacturers for the manufacturing of many of our products, pandemics (including the COVID-19 pandemic) and other outbreaks of contagious diseases, fires and evacuations related thereto, changes in weather conditions, natural disasters, agricultural diseases and pests and other events beyond our control;
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
•changes in economic conditions, disruptions in the U.S. and global capital and credit markets, changes in interest rates, volatility in the market value of derivatives and fluctuations in foreign currency exchange rates;
•our ability to protect our intellectual property and other assets and to continue to use third party intellectual property subject to intellectual property licenses;
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
•risks related to our ongoing relationship with Post, including Post’s control over us;
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
•significant differences in our actual operating results from our guidance regarding our performance;
•our ability to hire and retain talented personnel, employee absenteeism, labor strikes, work stoppages or unionization efforts; and
•other risks and uncertainties included under “Risk Factors” in this report and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020, filed with the SEC on November 20, 2020.
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
The COVID-19 pandemic has resulted in significant volatility and uncertainty in the markets in which the Company operates. At the time of this filing, the COVID-19 pandemic has not had, and the Company does not currently believe will have, a significant impact on its exposure to market risk from commodity prices, foreign currency exchange rates and interest rates, among others. For additional discussion, refer to “Liquidity and Capital Resources” and “Cautionary Statement on Forward-Looking Statements” within Item 2 of Part I of this report, as well as “Risk Factors” in Part II of this report.
Commodity Price Risk
In the ordinary course of business, the Company is exposed to commodity price risks relating to the purchases of raw materials. The Company manages the impact of cost increases, wherever possible, on commercially reasonable terms, by locking in prices on the quantities through purchase commitments required to meet production requirements. In addition, the Company may attempt to offset the effect of increased costs by raising prices to customers. However, for competitive reasons, the Company may not be able to pass along the full effect of increases in raw materials and other input costs as they are incurred.
Foreign Currency Risk
Related to Active Nutrition International GmbH whose functional currency is the Euro, the Company is exposed to risks of fluctuations in future cash flows and earnings due to changes in exchange rates.

Interest Rate Risk
Long-term debt
As of December 31, 2020 and September 30, 2020, BellRing LLC had aggregate principal amounts of $636.2 million and $673.7 million outstanding on its Term B Facility, respectively, and aggregate principal amounts of $50.0 million and $30.0 million outstanding under its Revolving Credit Facility, respectively. Borrowings under the Term B Facility and the Revolving Credit Facility bear interest at variable rates. Including the impact of interest rate swaps, a hypothetical 10% increase in interest rates would have an immaterial impact on both interest expense and interest paid during each of the three months ended December 31, 2020 and 2019. For additional information regarding BellRing LLC’s debt, see Note 16 within “Notes to Condensed Consolidated Financial Statements.”
Interest rate swaps
As of both December 31, 2020 and September 30, 2020, the Company had interest rate swaps with a notional value of $350.0 million. A hypothetical 10% adverse change in interest rates would have an immaterial impact on the fair value of the interest rate swaps as of both December 31, 2020 and September 30, 2020. For additional information regarding the Company’s interest rate swap contracts, see Note 14 within “Notes to Condensed Consolidated Financial Statements.”
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
Changes in Internal Control Over Financial Reporting
There were no significant changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II.    OTHER INFORMATION.
ITEM 1.    LEGAL PROCEEDINGS.
The information required under this Item 1 is set forth in Note 17 within “Notes to Condensed Consolidated Financial Statements (Unaudited)” included in Part I, Item 1 of this report, which is incorporated herein by reference. For disclosure of environmental proceedings with a governmental entity as a party pursuant to Item 103(c)(3)(iii) of Regulation S-K, the Company has elected to disclose matters where the Company reasonably believes such proceeding would result in monetary sanctions, exclusive of interest and costs, of $1.0 million or more.
ITEM 1A.    RISK FACTORS.
In addition to the information set forth elsewhere in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors we previously disclosed in our Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission on November 20, 2020, as of and for the year ended September 30, 2020. These risks could materially and adversely affect our business, financial condition, results of operations and cash flows. The enumerated risks have been or may be heightened, or in some cases manifested, by the impacts of the COVID-19 pandemic and are not the only risks we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business, financial condition, results of operations and cash flows.

ITEM 6.    EXHIBITS.
The following exhibits are either provided with this Form 10-Q or are incorporated herein by reference.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of BellRing Brands, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on October 21, 2019)
3.2	Amended and Restated Bylaws of BellRing Brands, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on January 19, 2021)
4.1	Form of Class A Common Stock Certificate of BellRing Brands, Inc. (Incorporated by reference to Exhibit 4.1 to the Company’s Form S-1 filed on September 20, 2019)
31.1	Certification of Robert V. Vitale pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 5, 2021
31.2	Certification of Darcy H. Davenport pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 5, 2021
31.3	Certification of Paul A. Rode pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 5, 2021
32.1	Certification of Robert V. Vitale, Darcy H. Davenport and Paul A. Rode, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 5, 2021
101
Interactive Data File (Form 10-Q for the quarterly period ended December 31, 2020 filed in iXBRL (Inline eXtensible Business Reporting Language)). The financial information contained in the iXBRL-related documents is “unaudited” and “unreviewed.”

104	The cover page from the Company’s Form 10-Q for the quarterly period ended December 31, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, BellRing Brands, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BELLRING BRANDS, INC.
Date:	February 5, 2021	By:	/s/ Darcy H. Davenport
Darcy H. Davenport
President and Chief Executive Officer