Form 10-Q
period 2021-03-31
BELLRING BRANDS, INC.
filed 2021-05-07
CIK 1772016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________
FORM 10-Q
__________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR
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
(314) 644-7600
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.01 par value per share	BRBR	New York Stock Exchange
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
Class A Common Stock, $0.01 par value per share – 39,510,430 shares as of May 3, 2021
Class B Common Stock, $0.01 par value per share - 1 share as of May 3, 2021

BELLRING BRANDS, INC.
QUARTERLY REPORT ON FORM 10-Q

i

PART I.    FINANCIAL INFORMATION.
ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED).
BELLRING BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Net Sales	$282.1	$257.5	$564.5	$501.5
Cost of goods sold	195.1	169.3	385.6	322.0
Gross Profit	87.0	88.2	178.9	179.5
Selling, general and administrative expenses	48.2	47.5	86.5	84.0
Amortization of intangible assets	23.2	5.6	29.1	11.1
Other operating income, net	—	—	(0.1)	—
Operating Profit	15.6	35.1	63.4	84.4
Interest expense, net	11.3	14.3	24.1	25.9
Loss on refinancing of debt	1.5	—	1.5	—
Earnings before Income Taxes	2.8	20.8	37.8	58.5
Income tax expense	0.3	2.2	2.4	8.1
Net Earnings Including Redeemable Noncontrolling Interest	2.5	18.6	35.4	50.4
Less: Net earnings attributable to redeemable noncontrolling interest	1.9	14.4	27.0	40.2
Net Earnings Available to Class A Common Stockholders	$0.6	$4.2	$8.4	$10.2

Earnings per share of Class A Common Stock:
Basic	$0.02	$0.11	$0.21	$0.26
Diluted	$0.02	$0.11	$0.21	$0.26

Weighted Average shares of Class A Common Stock Outstanding:
Basic	39.5	39.4	39.5	39.4
Diluted	39.7	39.5	39.6	39.4
 See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

BELLRING BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in millions)

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Net Earnings Including Redeemable Noncontrolling Interest	$2.5	$18.6	$35.4	$50.4
Hedging adjustments:
Net loss on derivatives	—	(11.0)	—	(10.4)
Reclassifications to net earnings	0.6	(0.2)	1.1	(0.2)
Foreign currency translation adjustments:
Unrealized foreign currency translation adjustments	(0.9)	(0.3)	—	0.2
Tax benefit on other comprehensive loss:
Net loss on derivatives	—	0.8	—	0.8
Total Other Comprehensive (Loss) Income Including Redeemable Noncontrolling Interest	(0.3)	(10.7)	1.1	(9.6)
Less: Comprehensive income attributable to redeemable noncontrolling interest	1.7	6.2	27.8	32.5
Total Comprehensive Income Available to Class A Common Stockholders	$0.5	$1.7	$8.7	$8.3
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

BELLRING BRANDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions)

	March 31, 2021	September 30, 2020
ASSETS
Current Assets
Cash and cash equivalents	$33.2	$48.7
Receivables, net	117.4	83.1
Inventories	148.2	150.5
Prepaid expenses and other current assets	9.1	7.9
Total Current Assets	307.9	290.2
Property, net	8.9	10.2
Goodwill	65.9	65.9
Intangible assets, net	245.2	274.3
Other assets	11.4	12.9
Total Assets	$639.3	$653.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$73.2	$63.8
Accounts payable	91.0	56.7
Other current liabilities	35.0	32.6
Total Current Liabilities	199.2	153.1
Long-term debt	539.6	622.6
Deferred income taxes	8.3	9.0
Other liabilities	26.0	29.8
Total Liabilities	773.1	814.5
Redeemable noncontrolling interest	2,301.4	2,021.6
Stockholders’ Equity
Preferred stock	—	—
Common stock	0.4	0.4
Accumulated deficit	(2,431.9)	(2,179.0)
Accumulated other comprehensive loss	(3.7)	(4.0)
Total Stockholders’ Equity	(2,435.2)	(2,182.6)
Total Liabilities and Stockholders’ Equity	$639.3	$653.5
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

BELLRING BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Six Months Ended March 31,
	2021	2020
Cash Flows from Operating Activities
Net earnings including redeemable noncontrolling interest	$35.4	$50.4
Adjustments to reconcile net earnings including redeemable noncontrolling interest to net cash provided by (used in) operating activities:
Depreciation and amortization	30.6	12.8
Unrealized gain on interest rate swaps	(1.4)	—
Loss on refinancing of debt	1.5	—
Non-cash stock-based compensation expense	2.2	1.1
Deferred income taxes	(0.7)	(3.4)
Other, net	2.8	2.5
Other changes in operating assets and liabilities:
Increase in receivables	(34.4)	(42.7)
Decrease (increase) in inventories	2.2	(12.9)
Increase in prepaid expenses and other current assets	(1.0)	(2.7)
Decrease in other assets	1.4	1.2
Increase (decrease) in accounts payable and other current liabilities	34.8	(11.4)
Increase in non-current liabilities	0.4	—
Net Cash Provided by (Used in) Operating Activities	73.8	(5.1)

Cash Flows from Investing Activities
Additions to property	(0.5)	(1.2)
Net Cash Used in Investing Activities	(0.5)	(1.2)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	20.0	871.0
Proceeds from issuance of common stock, net of issuance costs	—	524.4
Repayments of long-term debt	(96.3)	(1,298.7)
Payments of debt issuance costs and deferred financing fees	—	(9.6)
Payment of debt refinancing fees	(1.5)	—
Distributions to Post Holdings, Inc., net	(10.7)	(9.5)
Other, net	(0.9)	—
Net Cash (Used in) Provided by Financing Activities	(89.4)	77.6
Effect of Exchange Rate Changes on Cash and Cash Equivalents	0.6	(0.1)
Net (Decrease) Increase in Cash and Cash Equivalents	(15.5)	71.2
Cash and Cash Equivalents, Beginning of Year	48.7	5.5
Cash and Cash Equivalents, End of Period	$33.2	$76.7
 See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

BELLRING BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(in millions)

	As Of and For The Three Months Ended March 31,		As Of and For The Six Months Ended March 31,
	2021	2020	2021	2020
Preferred Stock
Beginning and end of period	$—	$—	$—	$—
Common Stock
Beginning of period	0.4	0.4	0.4	—
Issuance of common stock	—	—	—	0.4
End of period	0.4	0.4	0.4	0.4
Additional Paid-in Capital
Beginning of period	—	0.3	—	—
Activity under stock and deferred compensation plans	0.1	—	(0.8)	—
Non-cash stock-based compensation expense	1.1	0.8	2.2	1.1
Redemption value adjustment to redeemable noncontrolling interest	(1.2)	(1.1)	(1.4)	(1.1)
End of period	—	—	—	—
Accumulated Deficit
Beginning of period	(2,496.5)	(2,276.9)	(2,179.0)	—
Net earnings available to Class A Common Stockholders	0.6	4.2	8.4	10.2
Distribution to Post Holdings, Inc.	(7.1)	(11.7)	(10.7)	(11.7)
Issuance of common stock	—	—	—	(0.4)
Impact of initial public offering	—	4.7	—	(2,112.4)
Reclassification of net investment of Post Holdings, Inc.	—	—	—	524.4
Redemption value adjustment to redeemable noncontrolling interest	71.1	420.6	(250.6)	(269.2)
End of period	(2,431.9)	(1,859.1)	(2,431.9)	(1,859.1)
Net Investment of Post
Beginning of period	—	—	—	489.0
Net earnings attributable to Post Holdings, Inc.	—	—	—	5.5
Impact of initial public offering	—	—	—	29.9
Reclassification of net investment of Post Holdings, Inc.	—	—	—	(524.4)
End of period	—	—	—	—
Accumulated Other Comprehensive Loss
Hedging Adjustments, net of tax
Beginning of period	(2.0)	0.2	(2.1)	—
Net change in hedges, net of tax	0.2	(2.5)	0.3	(2.3)
End of period	(1.8)	(2.3)	(1.8)	(2.3)
Foreign Currency Translation Adjustments
Beginning of period	(1.6)	(2.2)	(1.9)	(2.6)
Foreign currency translation adjustments	(0.3)	—	—	0.4
End of period	(1.9)	(2.2)	(1.9)	(2.2)
Total Stockholders’ Equity	$(2,435.2)	$(1,863.2)	$(2,435.2)	$(1,863.2)
 See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

BELLRING BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
($ in millions, except per share information and where indicated otherwise)
NOTE 1 — BACKGROUND AND BASIS OF PRESENTATION
Background
BellRing Brands, Inc. (along with its consolidated subsidiaries, “BellRing” or “the Company”) is a consumer products holding company operating in the global convenient nutrition category and is a provider of ready-to-drink (“RTD”) protein shakes, other RTD beverages, powders, nutrition bars and nutritional supplements. The Company has a single operating and reportable segment, with its principal products being protein-based consumer goods. The Company’s primary brands are Premier Protein and Dymatize.
On October 21, 2019, BellRing Brands, Inc. (“BellRing Inc.”) closed its initial public offering (the “IPO”) of 39.4 million shares of its Class A common stock, $0.01 par value per share (the “Class A Common Stock”), and contributed the net proceeds from the IPO to BellRing Brands, LLC, a Delaware limited liability company and subsidiary of BellRing Inc. (“BellRing LLC”), in exchange for 39.4 million BellRing LLC non-voting membership units (the “BellRing LLC units”).
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
As of March 31, 2021, Post held 97.5 million BellRing LLC units, equal to 71.2% of the economic interest in BellRing LLC, and one share of Class B common stock of BellRing Inc., $0.01 par value per share (the “Class B Common Stock”), which represented 67% of the combined voting power of the common stock of BellRing Inc. The Class B Common Stock has no dividend or other economic rights.
As of March 31, 2021, the public stockholders of BellRing Inc. (i) owned 39.5 million shares of Class A Common Stock, which represented 33% of the combined voting power of BellRing Inc. common stock and 100% of the economic interest in BellRing Inc., and (ii) through BellRing Inc.’s ownership of BellRing LLC units, indirectly held 28.8% of the economic interest in BellRing LLC.
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
For the period prior to the IPO included in the six months ended March 31, 2020, these unaudited condensed consolidated financial statements present the combined results of operations, comprehensive income, financial position, cash flows and stockholders’ equity of the active nutrition business of Post, including allocations of certain Post corporate expenses related to various services that were provided to the Company by Post. All intercompany balances and transactions have been eliminated. Transactions between the Company and Post are included in these financial statements. See Note 5 for further information on transactions with Post.
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
NOTE 3 — REVENUE
The following table presents net sales by product.

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Shakes and other beverages	$227.4	$211.4	$461.6	$411.2
Powders	41.4	30.6	76.8	59.6
Nutrition bars	11.1	13.0	22.7	26.9
Other	2.2	2.5	3.4	3.8
Net Sales	$282.1	$257.5	$564.5	$501.5

NOTE 4 — RESTRUCTURING
In October 2020, the Company announced its plan to strategically realign its business, resulting in the closing of its Dallas, Texas office and the downsizing of its Munich, Germany location. These actions are expected to be completed by June 30, 2021.

Restructuring charges and the associated liabilities for employee-related costs are shown in the following table.

Balance, September 30, 2020	$—
Charge to expense	4.8
Cash payments	(3.7)
Non-cash charges	—
Balance, March 31, 2021	$1.1

Total expected restructuring charges	$4.9
Cumulative restructuring charges incurred to date	4.8
Remaining expected restructuring charges	$0.1
During the three and six months ended March 31, 2021, the Company incurred total restructuring charges of $0.3 and $4.8, respectively. Restructuring charges were included in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations. No restructuring charges were incurred during the three or six months ended March 31, 2020.
NOTE 5 — RELATED PARTY TRANSACTIONS
The Company uses certain functions and services performed by Post. These functions and services include legal, finance, internal audit, treasury, information technology support, insurance and tax matters, the use of office and/or data center space, payroll processing services and tax compliance services. These functions and services are provided by Post under a master services agreement (“MSA”). In addition to charges for these services, the Company also incurs certain pass-through charges from Post, primarily relating to stock-based compensation for employees participating in Post’s stock-based compensation plans. For the three and six months ended March 31, 2021, MSA fees were $0.5 and $1.1, respectively, and stock-based compensation expense related to Post’s stock-based compensation plans was $0.6 and $1.4, respectively. For the three and six months ended March 31, 2020, MSA fees were $0.5 and $1.0, respectively, and stock-based compensation expense related to Post’s stock-based compensation plans was $0.8 and $1.9, respectively. MSA fees and stock-based compensation expense were reported in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations.
The Company sells certain products to and licenses certain intellectual property to and from Post and its subsidiaries based upon pricing governed by agreements between the Company and Post and its subsidiaries, consistent with pricing of similar arm's-length transactions. During each of the three and six months ended March 31, 2021 and 2020, net sales to, purchases from and royalties paid to and received from Post and its subsidiaries were immaterial.
The Company has a series of agreements with Post which govern the ongoing relationship between the Company and Post. These agreements include the amended and restated limited liability company agreement of BellRing LLC (the “LLC Agreement”), an employee matters agreement, an investor rights agreement, a tax matters agreement, a tax receivable agreement and the MSA, among others. Under certain of these agreements, the Company incurs expenses payable to Post in connection with certain administrative services provided for varying lengths of time. The Company had immaterial receivables with Post at both March 31, 2021 and September 30, 2020 related to sales with Post and its subsidiaries. The Company had $2.0 and $1.3 of payables with Post at March 31, 2021 and September 30, 2020, respectively, related to MSA fees and pass-through charges owed by the Company to Post, as well as related party purchases. The receivables and payables were included in “Receivables, net” and “Accounts payable,” respectively, on the Condensed Consolidated Balance Sheets. During the six months ended March 31, 2021, BellRing LLC paid $9.3 to Post related to quarterly tax distributions from BellRing LLC to Post made pursuant to the terms of the LLC Agreement and $1.4 for state corporate tax withholdings on behalf of Post. During the six months ended March 31, 2020, BellRing LLC paid $6.4 to Post related to quarterly tax distributions from BellRing LLC to Post made pursuant to the terms of the LLC Agreement and no payments for state corporate tax withholdings on behalf of Post.
Based on the provisions of the tax receivable agreement, BellRing Inc. must pay to Post (or certain of its transferees or other assignees) 85% of the amount of cash savings, if any, in United States (“U.S.”) federal income tax, as well as state and local income tax and franchise tax (using an assumed tax rate) and foreign tax that BellRing Inc. realizes (or, in some circumstances, is deemed to realize) as a result of (a) the increase in the tax basis of assets of BellRing LLC attributable to (i) the redemption of Post’s (or certain transferees’ or assignees’) BellRing LLC units for shares of Class A Common Stock or cash, (ii) deemed sales by Post (or certain of its transferees or assignees) of BellRing LLC units or assets to BellRing Inc., (iii) certain actual or deemed distributions from BellRing LLC to Post (or certain transferees or assignees) and (iv) certain formation transactions, (b) disproportionate allocations of tax benefits to BellRing Inc. as a result of Section 704(c) of the Internal Revenue Code and (c) certain tax benefits (e.g., imputed interest, basis adjustments, etc.) attributable to payments under the tax receivable agreement. Amounts payable to Post related to the tax receivable agreement were $10.9 at both March 31, 2021 and September 30, 2020 and were recorded in “Other liabilities” on the Condensed Consolidated Balance Sheets.
NOTE 6 — REDEEMABLE NONCONTROLLING INTEREST
At both March 31, 2021 and September 30, 2020, Post held 97.5 million BellRing LLC units, equal to 71.2% of the economic interest in BellRing LLC. Post may redeem BellRing LLC units for, at BellRing LLC’s option (as determined by its Board of Managers), (i) shares of Class A Common Stock or (ii) cash (based on the market price of the shares of Class A Common Stock). The redemption of BellRing LLC units for shares of Class A Common Stock will be at an initial redemption rate of one share of Class A Common Stock for one BellRing LLC unit, subject to customary redemption rate adjustments for stock splits, stock dividends and reclassifications.
Post’s ownership of BellRing LLC units represents a NCI to the Company, which is classified outside of permanent stockholders’ equity as the BellRing LLC units are redeemable at the option of Post, through Post’s ownership of the Company’s Class B Common Stock (see Note 1). The carrying amount of the NCI is the greater of (i) the initial carrying amount, increased or decreased for the NCI’s share of net income or loss, other comprehensive income or loss (“OCI”) or loss and distributions or dividends or (ii) the redemption value. As of March 31, 2021 and September 30, 2020, the carrying amount of the NCI was recorded at its redemption value of $2,301.4 and $2,021.6, respectively. Changes in the redemption value of the NCI are recorded to additional paid-in capital, to the extent available, and “Accumulated deficit” on the Condensed Consolidated Balance Sheets.
As of both March 31, 2021 and September 30, 2020, BellRing Inc. owned 28.8% of the outstanding BellRing LLC units. For the three and six months ended March 31, 2021 and 2020, the financial results of BellRing LLC and its subsidiaries were consolidated with BellRing Inc., and the portion of the consolidated net earnings of BellRing LLC to which Post was entitled was allocated to the NCI during each period.
The following table summarizes the changes to the Company’s NCI. The period as of and for the six months ended March 31, 2020 represents the period beginning October 21, 2019, the effective date of the IPO, and ending March 31, 2020 (see Note 1).

	As Of and For The Three Months Ended March 31,		As Of and For The Six Months Ended March 31,
	2021	2020	2021	2020
Beginning of period	$2,369.6	$2,075.2	$2,021.6	$—
Net earnings attributable to NCI after IPO	1.9	14.4	27.0	34.7
Net change in hedges, net of tax	0.4	(7.9)	0.8	(7.5)
Foreign currency translation adjustments	(0.6)	(0.3)	—	(0.2)
Impact of initial public offering	—	—	—	1,364.6
Redemption value adjustment to NCI	(69.9)	(419.5)	252.0	270.3
End of period	$2,301.4	$1,661.9	$2,301.4	$1,661.9
The following table summarizes the effects of changes in ownership in BellRing LLC on BellRing Inc.’s equity. The period for the six months ended March 31, 2020 represents the period beginning October 21, 2019, the effective date of the IPO, and ending March 31, 2020 (see Note 1).

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Net earnings available to Class A Common Stockholders	$0.6	$4.2	$8.4	$10.2
Transfers to NCI:
Impact of initial public offering	—	—	—	1,364.6
Redemption value adjustment to NCI	(69.9)	(419.5)	252.0	270.3
Changes from net earnings available to Class A Common Stockholders and transfers to NCI	$(69.3)	$(415.3)	$260.4	$1,645.1

NOTE 7 — INCOME TAXES
At both March 31, 2021 and 2020, BellRing Inc. held 28.8% of the economic interest in BellRing LLC (see Note 1), which, as a result of the IPO and formation transactions, is treated as a partnership for U.S. federal income tax purposes. As a partnership, BellRing LLC itself is generally not subject to U.S. federal income tax under current U.S. tax laws.
The effective income tax rate was 10.7% and 6.3% for the three and six months ended March 31, 2021, respectively, and 10.6% and 13.8% for the three and six months ended March 31, 2020, respectively. The decrease in the effective income tax rate for the six months ended March 31, 2021 compared to the prior year period was primarily due to the Company taking into account for U.S. federal, state and local income tax purposes its 28.8% distributive share of the items of income, gain, loss and deduction of BellRing LLC in the period subsequent to the IPO. Prior to the IPO and formation transactions, the Company reported 100% of the income, gain, loss and deduction of BellRing LLC.
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
The following table sets forth the computation of basic and diluted earnings per share. The period for the six months ended March 31, 2020 represents the period beginning October 21, 2019, the effective date of the IPO, and ending March 31, 2020 (see Note 1).

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Net earnings available to Class A Common Stockholders for basic earnings per share	$0.6	$4.2	$8.4	$10.2
Dilutive impact of net earnings attributable to NCI	—	—	—	—
Net earnings available to Class A Common Stockholders for diluted earnings per share	$0.6	$4.2	$8.4	$10.2

Weighted average shares for basic earnings per share (in millions)	39.5	39.4	39.5	39.4
Total dilutive restricted stock units (in millions)	0.2	0.1	0.1	—
Weighted average shares for diluted earnings per share (in millions)	39.7	39.5	39.6	39.4

Basic earnings per share of Class A Common Stock	$0.02	$0.11	$0.21	$0.26
Diluted earnings per share of Class A Common Stock	$0.02	$0.11	$0.21	$0.26
Weighted average shares for diluted earnings per share excluded equity awards of 0.2 million and 0.3 million for the three and six months ended March 31, 2021, respectively, and 0.1 million for each of the three and six months ended March 31, 2020, as they were anti-dilutive.
NOTE 9 — INVENTORIES

	March 31, 2021	September 30, 2020
Raw materials and supplies	$22.8	$33.7
Work in process	0.1	0.1
Finished products	125.3	116.7
Inventories	$148.2	$150.5

NOTE 10 — PROPERTY, NET

	March 31, 2021	September 30, 2020
Property, at cost	$21.3	$22.6
Accumulated depreciation	(12.4)	(12.4)
Property, net	$8.9	$10.2

NOTE 11 — GOODWILL
The components of “Goodwill” on the Condensed Consolidated Balance Sheets at both March 31, 2021 and September 30, 2020 are presented in the following table.

Goodwill, gross	$180.7
Accumulated impairment losses	(114.8)
Goodwill	$65.9

NOTE 12 — INTANGIBLE ASSETS, NET
Total intangible assets are as follows:

	March 31, 2021			September 30, 2020
	Carrying Amount	Accumulated Amortization	Net Amount	Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	$209.4	$(93.7)	$115.7	$209.4	$(76.9)	$132.5
Trademarks and brands	213.4	(83.9)	129.5	213.4	(71.6)	141.8
Other intangible assets	3.1	(3.1)	—	3.1	(3.1)	—
Intangible assets, net	$425.9	$(180.7)	$245.2	$425.9	$(151.6)	$274.3
In December 2020, the Company finalized its plan to discontinue the Supreme Protein brand and related sales of Supreme Protein products. In connection with the discontinuance, the Company updated the useful lives of the customer relationships and trademarks associated with the Supreme Protein brand to reflect the remaining period in which the Company expects to continue to sell existing Supreme Protein product inventory. Accelerated amortization of $17.7 and $18.1 was recorded during the three and six months ended March 31, 2021, respectively, resulting from the updated useful lives of the customer relationships and trademarks associated with the Supreme Protein brand. The net carrying values of the customer relationships and trademarks associated with the Supreme Protein brand were $7.5 and $4.7 as of March 31, 2021, respectively, which are expected to be fully amortized by June 1, 2021.
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

The following table presents the balance sheet location of the Company’s operating leases.

	March 31, 2021	September 30, 2020
Right-of-use assets:
Other assets	$10.5	$11.9

Lease liabilities:
Other current liabilities	$2.1	$2.2
Other liabilities	9.7	11.0
Total liabilities	$11.8	$13.2
The following table presents maturities of the Company’s operating lease liabilities.

March 31, 2021
Remaining Fiscal 2021	$1.4
Fiscal 2022	2.8
Fiscal 2023	2.5
Fiscal 2024	1.9
Fiscal 2025	2.0
Thereafter	2.7
Total future minimum payments	13.3
Less: Implied interest	(1.5)
Total lease liabilities	$11.8
The following table presents supplemental operations statement information related to the Company’s operating leases.

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Operating lease expense	$1.0	$0.9	$2.0	$2.0
Variable lease expense	0.2	0.2	0.3	0.3
Short-term lease expense during each of the three and six months ended March 31, 2021 and 2020 was immaterial. Operating cash flows for amounts included in the measurement of the Company’s operating lease liabilities were $1.6 and $1.8 for the six months ended March 31, 2021 and 2020, respectively. Right-of-use assets obtained in exchange for operating lease liabilities during the six months ended March 31, 2021 and 2020 were immaterial.
The weighted average remaining lease term of the Company’s operating leases was approximately 5 years and 6 years as of March 31, 2021 and September 30, 2020, respectively. The weighted average incremental borrowing rate was 4.3% and 4.2% as of March 31, 2021 and September 30, 2020, respectively.
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
At both March 31, 2021 and September 30, 2020, the Company had pay-fixed, receive-variable interest rate swaps with a notional amount of $350.0. The interest rate swaps mature in December 2022 and require monthly settlements, which began on January 31, 2020, and are used to hedge forecasted interest payments on the Company’s variable rate debt (see Note 16). On April 1, 2020, the Company changed the designation of the interest rate swaps from cash flow hedges to non-designated hedging instruments as the swaps were no longer effective (as defined by GAAP). In connection with the new designation, the Company started reclassifying losses previously recorded in accumulated OCI to “Interest expense, net” in the Condensed Consolidated Statements of Operations on a straight-line basis over the term of the related debt.

At March 31, 2021, accumulated OCI, including amounts reported as NCI, included an $8.3 net hedging loss before taxes ($7.7 after taxes). At September 30, 2020, accumulated OCI, including amounts reported as NCI, included a $9.4 net hedging loss before taxes ($8.8 after taxes). Approximately $2.3 of the net hedging loss reported in accumulated OCI at March 31, 2021 is expected to be reclassified into earnings within the next 12 months.
The following table presents the balance sheet location and fair value of the Company’s derivative instruments on a gross basis. The Company does not offset derivative assets and liabilities within the Condensed Consolidated Balance Sheets.

	March 31, 2021	September 30, 2020
Other current liabilities	$4.7	$4.6
Other liabilities	3.2	5.8
Total liabilities	$7.9	$10.4
The following table presents the components of the Company’s net hedging losses (gains) on interest rate swaps which were included in “Interest expense, net” in the Condensed Consolidated Statements of Operations and the net cash settlements (paid) received on interest rate swaps.

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Mark-to-market adjustments	$(0.1)	$(0.2)	$(0.1)	$(0.2)
Net loss amortized from accumulated OCI	0.6	—	1.1	—
Total net hedging losses (gains)	$0.5	$(0.2)	$1.0	$(0.2)

Cash settlements (paid) received, net	$(1.2)	$0.2	$(2.4)	$0.2
NOTE 15 — FAIR VALUE MEASUREMENTS
The following table represents the Company’s liabilities and NCI measured at fair value on a recurring basis and the basis for that measurement according to the levels in the fair value hierarchy in Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurement.”

	March 31, 2021			September 30, 2020
	Total	Level 1	Level 2	Total	Level 1	Level 2
Derivative liabilities	$7.9	$—	$7.9	$10.4	$—	$10.4

NCI	$2,301.4	$2,301.4	$—	$2,021.6	$2,021.6	$—
The Company’s calculation of the fair value of interest rate swaps is derived from a discounted cash flow analysis based on the terms of the contract and the interest rate curve on a recurring basis. The fair value of the NCI is calculated as its redemption value based on the Class A Common Stock price and number of BellRing LLC units owned by Post as of the end of each period (see Note 6).
The Company’s financial assets and liabilities include cash and cash equivalents, receivables and accounts payable for which the carrying value approximates fair value due to their short maturities (less than 12 months). The Company does not record its short-term and long-term debt at fair value on the Condensed Consolidated Balance Sheets. The fair value of any outstanding borrowings under the Revolving Credit Facility (as defined in Note 16) as of March 31, 2021 and September 30, 2020 approximated their carrying values. Based on current market rates, the fair value (Level 2) of the Term B Facility (as defined in Note 16) was $629.8 and $674.0 as of March 31, 2021 and September 30, 2020, respectively.
Certain assets and liabilities, including property, plant and equipment, goodwill and other intangible assets, are measured at fair value on a non-recurring basis.

NOTE 16 — LONG-TERM DEBT
The following table presents the components of “Long-term debt” on the Condensed Consolidated Balance Sheets.

	March 31, 2021	September 30, 2020
Term B Facility	$627.4	$673.7
Revolving Credit Facility	—	30.0
Total principal amount of debt	627.4	703.7
Less: Current portion of long-term debt	73.2	63.8
Debt issuance costs, net	5.6	6.6
Unamortized discount	9.0	10.7
Long-term debt	$539.6	$622.6
On October 21, 2019, BellRing LLC entered into a credit agreement (as amended, the “Credit Agreement”) which provides for a term B loan facility in an aggregate principal amount of $700.0 (the “Term B Facility”) and a revolving credit facility in an aggregate principal amount of $200.0 (the “Revolving Credit Facility”), with the commitments under the Revolving Credit Facility to be made available to BellRing LLC in U.S. Dollars, Euros and Pounds Sterling. Letters of credit are available under the Credit Agreement in an aggregate amount of up to $20.0. Any outstanding amounts under the Revolving Credit Facility and Term B Facility must be repaid on or before October 21, 2024.
On February 26, 2021, BellRing LLC entered into a second amendment to its Credit Agreement (the “Amendment”). The Amendment provided for the refinancing of the Term B Facility on substantially the same terms as in effect prior to the Amendment, except that it (i) reduced the interest rate margin by 100 basis points resulting in (A) for Eurodollar rate loans, an interest rate of the Eurodollar rate plus a margin of 4.00% and (B) for base rate loans, an interest rate of the base rate plus a margin of 3.00%, (ii) reduced the floor for the Eurodollar rate to 0.75%, (iii) modified the Credit Agreement to address the anticipated unavailability of LIBOR as a reference interest rate and (iv) provided that if on or before August 26, 2021 BellRing LLC repays the Term B Facility in whole or in part with the proceeds of new or replacement debt at a lower effective interest rate, or further amends the Credit Agreement to reduce the effective interest rate applicable to the Term B Facility, BellRing LLC must pay a 1.00% premium on the amount repaid or subject to the interest rate reduction. In connection with the Amendment, BellRing LLC paid debt refinancing fees of $1.5 in the three and six months ended March 31, 2021, which were included in “Loss on refinancing of debt” in the Condensed Consolidated Statements of Operations.
Subsequent to the Amendment, borrowings under the Term B Facility bear interest, at the option of BellRing LLC, at an annual rate equal to either (a) the Eurodollar rate or (b) the base rate determined by reference to the greatest of (i) the prime rate, (ii) the federal funds effective rate plus 0.50% per annum and (iii) the one-month Eurodollar rate plus 1.00% per annum, in each case plus an applicable margin of 4.00% for Eurodollar rate-based loans and 3.00% for base rate-based loans.
The Term B Facility requires quarterly scheduled amortization payments of $8.75 which began on March 31, 2020, with the balance to be paid at maturity on October 21, 2024. Interest was paid on each Interest Payment Date (as defined in the Credit Agreement) during each of the six months ended March 31, 2021 and 2020. The Term B Facility contains customary mandatory prepayment provisions, including provisions for mandatory prepayment (a) from the net cash proceeds of certain asset sales and (b) of 75% of consolidated excess cash flow (as defined in the Credit Agreement) (which percentage will be reduced to 50% if the secured net leverage ratio (as defined in the Credit Agreement) is less than or equal to 3.35:1.00 as of a fiscal year end). During the six months ended March 31, 2021, the Company repaid $28.8 on its Term B Facility as a mandatory prepayment from fiscal 2020 excess cash flow, which was in addition to the scheduled amortization payments. The Company classified $38.2 related to the estimated mandatory prepayment of fiscal 2021 excess cash flow in “Current portion of long-term debt” on the Condensed Consolidated Balance Sheet at March 31, 2021. The Company may prepay the Term B Facility at its option without penalty or premium, except as restricted by the Amendment. The interest rate on the Term B Facility was 4.75% and 6.00% as of March 31, 2021 and September 30, 2020, respectively.
Borrowings under the Revolving Credit Facility bear interest, at the option of BellRing LLC, at an annual rate equal to either the Eurodollar rate or the base rate (determined as described above) plus a margin, which initially was 4.25% for Eurodollar rate-based loans and 3.25% for base rate-based loans, and thereafter, will be determined by reference to the secured net leverage ratio, with the applicable margin for Eurodollar rate-based loans and base rate-based loans being (i) 4.25% and 3.25%, respectively, if the secured net leverage ratio is greater than or equal to 3.50:1.00, (ii) 4.00% and 3.00%, respectively, if the secured net leverage ratio is less than 3.50:1.00 and greater than or equal to 2.50:1.00 or (iii) 3.75% and 2.75%, respectively, if the secured net leverage ratio is less than 2.50:1.00. Facility fees on the daily unused amount of commitments under the Revolving Credit Facility were initially accrued at the rate of 0.50% per annum and thereafter, depending on BellRing LLC’s secured net leverage ratio, will accrue at rates ranging from 0.25% to 0.50% per annum. There were no amounts drawn under the Revolving Credit Facility as of March 31, 2021. The interest rate on the drawn portion of the Revolving Credit Facility was 5.25% as of September 30, 2020.
During the six months ended March 31, 2021 and 2020, BellRing LLC borrowed $20.0 and $185.0 under the Revolving Credit Facility, respectively, and repaid $50.0 and $65.0 on the Revolving Credit Facility, respectively. The available borrowing capacity under the Revolving Credit Facility was $200.0 and $170.0 as of March 31, 2021 and September 30, 2020, respectively. There were no outstanding letters of credit as of March 31, 2021 or September 30, 2020.
Under the terms of the Credit Agreement, BellRing LLC is required to comply with a financial covenant requiring it to maintain a total net leverage ratio not to exceed 6.00 to 1.00, measured as of the last day of each fiscal quarter. The total net leverage ratio of BellRing LLC did not exceed this threshold as of March 31, 2021.
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
Other than legal fees, no expense related to this litigation was incurred during the three or six months ended March 31, 2021 or 2020. At both March 31, 2021 and September 30, 2020, the Company had accrued $8.5 related to this matter that was included in “Other current liabilities” on the Condensed Consolidated Balance Sheets.
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
ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and capital resources of BellRing Brands, Inc. and its consolidated subsidiaries. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included herein, our audited financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020 and the “Cautionary Statement on Forward-Looking Statements” section included below. The terms “our,” “we,” “us,” “Company” and “BellRing” as used herein refer to BellRing Brands, Inc. and its consolidated subsidiaries.
OVERVIEW
We are a consumer products holding company operating in the global convenient nutrition category and a provider of ready-to-drink (“RTD”) protein shakes, other RTD beverages, powders, nutrition bars and nutritional supplements. We have a single operating and reportable segment, with our principal products being protein-based consumer goods. Our primary brands are Premier Protein and Dymatize.
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
COVID-19
The COVID-19 pandemic has created, and continues to create, economic disruption and uncertainty both globally and in our business during the three and six months ended March 31, 2021. We continue to closely monitor the impact of the COVID-19 pandemic and developments related thereto, including the number of cases in the United States (“U.S.”), and are taking necessary actions to safeguard the health of our employees, including their economic health, maintain the continuity of our supply chain to serve customers and consumers and preserve our financial liquidity to navigate the uncertainty caused by the pandemic. Examples of actions we have taken in response to the pandemic include enhancing facility safety measures, encouraging hygiene practices advised by health authorities, mandating face-coverings, restricting business travel and site visitors and implementing remote working for certain office employees. We continue to monitor our practices to remain aligned with federal, state, local and international laws, regulations and guidelines.
The effects of the COVID-19 pandemic, including the actions of public health and other governmental officials in response to the pandemic, began to impact the global convenient nutrition category during the second quarter of fiscal 2020, causing volatility in our product sales in fiscal 2020. While the liquid and powder sub-categories have returned to growth relatively in line with pre-COVID-19 pandemic growth rates, as of March 31, 2021, the bar sub-category continues to experience declines. For additional discussion, refer to “Liquidity and Capital Resources” and “Cautionary Statement on Forward-Looking Statements” within this section, as well as “Risk Factors” in Part II of this report.
Restructuring Charges
In October 2020, we announced our plan to strategically realign our business, resulting in the closing of our Dallas, Texas office and the downsizing of our Munich, Germany location. These actions are expected to be completed by June 30, 2021. For additional information on restructuring costs, refer to Note 4 within “Notes to Condensed Consolidated Financial Statements.”
RESULTS OF OPERATIONS

	Three Months Ended March 31,				Six Months Ended March 31,
			favorable/(unfavorable)				favorable/(unfavorable)
dollars in millions	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Net Sales	$282.1	$257.5	$24.6	10%	$564.5	$501.5	$63.0	13%

Operating Profit	$15.6	$35.1	$(19.5)	(56)%	$63.4	$84.4	$(21.0)	(25)%
Interest expense, net	11.3	14.3	3.0	21%	24.1	25.9	1.8	7%
Loss on refinancing of debt	1.5	—	(1.5)	(100)%	1.5	—	(1.5)	(100)%
Income tax expense	0.3	2.2	1.9	86%	2.4	8.1	5.7	70%
Less: Net earnings attributable to NCI	1.9	14.4	12.5	87%	27.0	40.2	13.2	33%
Net Earnings Available to Class A Common Stockholders	$0.6	$4.2	$(3.6)	(86)%	$8.4	$10.2	$(1.8)	(18)%
Net Sales
Net sales increased $24.6 million, or 10%, during the three months ended March 31, 2021, compared to the corresponding prior year period. Sales of Premier Protein products were up $17.7 million, or 8%, with volume up 7%. Volume increases were driven by higher RTD protein shake product volumes in the food, drug and mass (“FDM”) and eCommerce channels. These positive impacts were partially offset by lower club channel volumes due to lapping increased consumer purchases in response to the COVID-19 pandemic during the second quarter of fiscal 2020. Average net selling prices increased in the three months ended March 31, 2021 due to favorable product mix, partially offset by increased promotional spending. Sales of Dymatize products were up $8.0 million, or 29%, with volume up 10%. Volume increases were primarily driven by higher international, club, FDM and eCommerce channel volumes, partially offset by lower specialty channel volumes. Average net selling prices increased in the three months ended March 31, 2021 due to favorable product and customer mix. Sales of all other products were down $1.1 million.
Net sales increased $63.0 million, or 13%, during the six months ended March 31, 2021, compared to the corresponding prior year period. Sales of Premier Protein products were up $53.1 million, or 13%, with volume up 14%. Volume increases were driven by higher RTD protein shake product volumes in the FDM and eCommerce channels. These positive impacts were partially offset by lower club channel volumes due to lapping increased consumer purchases in response to the COVID-19 pandemic during the second quarter of fiscal 2020. Average net selling prices decreased in the six months ended March 31, 2021 due to increased promotional spending. Sales of Dymatize products were up $12.4 million, or 23%, with volume up 10%. Volume increases were primarily driven by higher club, FDM, eCommerce and international channel volumes, partially offset by lower specialty channel volumes. Average net selling prices increased in the six months ended March 31, 2021 due to favorable product and customer mix. Sales of all other products were down $2.5 million.

Operating Profit
Operating profit decreased $19.5 million, or 56%, during the three months ended March 31, 2021, when compared to the prior year period. This decrease was primarily driven by accelerated amortization expense of $17.7 million related to the discontinuance of the Supreme Protein brand, higher net product costs of $4.4 million due to unfavorable freight and raw material costs and increased advertising and promotional spend of $2.2 million.
Operating profit decreased $21.0 million, or 25%, during the six months ended March 31, 2021, when compared to the prior year period. This decrease was primarily driven by accelerated amortization expense of $18.1 million related to the discontinuance of the Supreme Protein brand, higher net product costs of $10.3 million, as unfavorable raw material and freight costs were only partially offset by lower manufacturing costs, restructuring and facility closure costs, including accelerated depreciation, of $5.5 million and increased advertising and promotional spend of $2.5 million. These negative impacts were partially offset by higher net sales, as previously discussed, and lower costs related to the separation from Post of $1.8 million.
Interest Expense, Net
Interest expense, net decreased $3.0 million during the three months ended March 31, 2021 compared to the prior year period. This decrease was primarily due to lower aggregate principal amounts outstanding under BellRing LLC’s term B loan facility (the “Term B Facility”) and under BellRing LLC’s revolving credit facility (the “Revolving Credit Facility”) during the three months ended March 31, 2021 compared to the prior year period. In addition, the weighted-average interest rate on the aggregate principal amounts outstanding on Term B Facility and under the Revolving Credit Facility decreased to 5.6% for the three months ended March 31, 2021 from 6.6% for the three months ended March 31, 2020, driven by lower variable interest rates and the refinancing of the Term B Facility during the second quarter of fiscal 2021. These positive impacts were partially offset by increased net hedging losses (compared to gains in the prior year period) of $0.7 million recognized on interest rate swaps.
Interest expense, net decreased $1.8 million during the six months ended March 31, 2021 compared to the prior year period. This decrease was primarily due to lower aggregate principal amounts outstanding under the Term B Facility and under the Revolving Credit Facility during the six months ended March 31, 2021 compared to the prior year period. In addition, the weighted-average interest rate on the aggregate principal amounts outstanding under the Term B Facility and under the Revolving Credit Facility decreased to 5.8% for the six months ended March 31, 2021 from 6.6% for the six months ended March 31, 2020, driven by lower variable interest rates and the refinancing of the Term B Facility during the second quarter of fiscal 2021. These positive impacts were partially offset by increased net hedging losses (compared to gains in the prior year period) of $1.2 million on interest rate swaps. See Note 16 and Note 14 within “Notes to Condensed Consolidated Financial Statements” for additional information on our debt and interest rate swaps, respectively.
Loss on Refinancing of Debt
During the three and six months ended March 31, 2021, we recognized a $1.5 million loss related to refinancing fees incurred in conjunction with the refinancing of our Term B Facility. See Note 16 within “Notes to Condensed Consolidated Financial Statements” for additional information on our debt.
Income Taxes
Our effective income tax rate was 10.7% and 6.3% for the three and six months ended March 31, 2021, respectively, and 10.6% and 13.8% for the three and six months ended March 31, 2020, respectively. The decrease in the effective income tax rate for the six months ended March 31, 2021 compared to the prior year period was primarily due to us taking into account for U.S. federal income tax purposes our 28.8% distributive share of the items of income, gain, loss and deduction of BellRing LLC in the period subsequent to the IPO. Prior to the IPO and formation transactions, we reported 100% of the income, gain, loss and deduction of BellRing LLC. In accordance with Accounting Standards Codification (“ASC”) Topic 740, “Income Taxes,” we recorded income tax expense for interim periods using the estimated annual effective income tax rate for the full fiscal year adjusted for the impact of discrete items occurring during the interim periods.
LIQUIDITY AND CAPITAL RESOURCES
We expect to generate positive cash flows from operations and believe our cash on hand, cash flows from operations and possible future credit facilities will be sufficient to satisfy our future working capital requirements, research and development activities and other financing requirements for the foreseeable future. Our asset-light business model requires modest capital expenditures, with annual capital expenditures over the last three fiscal years averaging less than 1% of net sales. No significant capital expenditures are planned for the remainder of fiscal 2021. Our ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures and other business risk factors. If we are unable to generate sufficient cash flows from operations, or otherwise to comply with the terms of BellRing LLC’s credit facilities, we may be required to seek additional financing alternatives. Additionally, we may seek to repurchase shares of our Class A Common

Stock. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
During the second quarter of fiscal 2021, BellRing LLC entered into a second amendment to its credit agreement (as amended, the “Credit Agreement,” and such amendment, the “Amendment”). The Amendment provided for the refinancing of the Term B Facility on substantially the same terms as in effect prior to the BellRing Amendment, except that it (i) reduced the interest rate margin by 100 basis points resulting in (A) for Eurodollar rate loans, an interest rate of the Eurodollar rate plus a margin of 4.00% and (B) for base rate loans, an interest rate of the base rate plus a margin of 3.00%, (ii) reduced the floor for the Eurodollar rate to 0.75%, (iii) modified the Credit Agreement to address the anticipated unavailability of LIBOR as a reference interest rate and (iv) provided that if on or before August 26, 2021 BellRing LLC repays the Term B Facility in whole or in part with the proceeds of new or replacement debt at a lower effective interest rate, or further amends the Credit Agreement to reduce the effective interest rate applicable to the Term B Facility, BellRing LLC must pay a 1.00% premium on the amount repaid or subject to the interest rate reduction.
The following table shows select cash flow data, which is discussed below.

	Six Months Ended March 31,
dollars in millions	2021	2020
Cash provided by (used in):
Operating activities	$73.8	$(5.1)
Investing activities	(0.5)	(1.2)
Financing activities	(89.4)	77.6
Effect of exchange rate changes on cash and cash equivalents	0.6	(0.1)
Net (decrease) increase in cash and cash equivalents	$(15.5)	$71.2
Operating Activities
Cash provided by operating activities for the six months ended March 31, 2021 was $73.8 million compared to cash used in operating activities of $5.1 million for the six months ended March 31, 2020. The increase was primarily driven by favorable working capital changes of $71.3 million, which were primarily due to fluctuations in the timing of purchases and payments of trade payables, the build up of inventory in the prior year period related to the timing of promotional activity and fluctuations in the timing of sales and collections of trade receivables. In addition, interest payments decreased $3.1 million compared to the prior year period due to lower aggregate principal amounts outstanding under the Term B Facility and Revolving Credit Facility, as well as the refinancing of the Term B Facility. These positive impacts were partially offset by increased tax payments of $1.8 million and restructuring costs payments of $3.7 million.
Investing Activities
Cash used in investing activities for the six months ended March 31, 2021 decreased $0.7 million compared to the prior year period resulting from a decrease in capital expenditures.
Financing Activities
Six months ended March 31, 2021
Cash used in financing activities for the six months ended March 31, 2021 was $89.4 million. BellRing LLC drew an aggregate of $20.0 million under the Revolving Credit Facility, repaid $46.3 million on the principal balance of the Term B Facility and repaid $50.0 million on the Revolving Credit Facility during the period. In addition, BellRing LLC had net cash transfers of $10.7 million to Post which included tax distributions to Post pursuant to BellRing LLC’s amended and restated limited liability company agreement and state tax withholdings payments on behalf of Post.

Six months ended March 31, 2020
Cash provided by financing activities for the six months ended March 31, 2020 was $77.6 million. BellRing LLC received proceeds of $686.0 million, net of discount, related to the issuance of the Term B Facility and drew an aggregate of $185.0 million on the Revolving Credit Facility. In addition, BellRing Inc. received $524.4 million from the issuance of its Class A Common Stock in conjunction with the IPO. BellRing LLC had net cash transfers of $9.5 million to Post which included cash deposits prior to the IPO and a tax distribution to Post pursuant to BellRing LLC’s amended and restated limited liability company agreement. BellRing LLC also repaid the $1,225.0 million outstanding principal balance of the bridge loan assumed from Post in conjunction with the IPO, repaid $65.0 million of outstanding borrowings on the Revolving Credit Facility and repaid $8.7 million on the principal balance of the Term B Facility. In connection with the issuance of BellRing LLC’s long-term debt, BellRing LLC paid $9.6 million in debt issuance costs and deferred financing fees.
Debt Covenants
Under the terms of the Credit Agreement, BellRing LLC is required to comply with a financial covenant requiring BellRing LLC to maintain a total net leverage ratio (as defined in the Credit Agreement) not to exceed 6.00 to 1.00, measured as of the last day of each fiscal quarter. BellRing LLC was in compliance with its financial covenant as of March 31, 2021, and we do not believe non-compliance is reasonably likely in the foreseeable future.
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
Interest Rate Risk
Long-term debt
As of March 31, 2021 and September 30, 2020, BellRing LLC had aggregate principal amounts of $627.4 million and $673.7 million outstanding on its Term B Facility, respectively, and aggregate principal amounts of zero and $30.0 million outstanding under its Revolving Credit Facility, respectively. Borrowings under the Term B Facility and the Revolving Credit Facility bear interest at variable rates. Including the impact of interest rate swaps, a hypothetical 10% increase in interest rates would have an immaterial impact on both interest expense and interest paid during each of the three and six months ended March 31, 2021 and 2020. For additional information regarding BellRing LLC’s debt, see Note 16 within “Notes to Condensed Consolidated Financial Statements.”
Interest rate swaps
As of both March 31, 2021 and September 30, 2020, the Company had interest rate swaps with a notional value of $350.0 million. A hypothetical 10% adverse change in interest rates would have an immaterial impact on the fair value of the interest rate swaps as of both March 31, 2021 and September 30, 2020. For additional information regarding the Company’s interest rate swap contracts, see Note 14 within “Notes to Condensed Consolidated Financial Statements.”
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
Changes in Internal Control Over Financial Reporting
There were no significant changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.    OTHER INFORMATION.
ITEM 1.    LEGAL PROCEEDINGS.
The information required under this Item 1 is set forth in Note 17 within “Notes to Condensed Consolidated Financial Statements (Unaudited)” included in Part I, Item 1 of this report, which is incorporated herein by reference. For disclosure of environmental proceedings with a governmental entity as a party pursuant to Item 103(c)(3)(iii) of Regulation S-K, the Company has elected to disclose matters where the Company reasonably believes such proceeding would result in monetary sanctions, exclusive of interest and costs, of $1.0 million or more. Applying this threshold, there are no such environmental proceedings to disclose for the three months ended March 31, 2021.
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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table sets forth information with respect to shares of our Class A common stock, $0.01 par value per share, that we purchased during the three months ended March 31, 2021.

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (a) (b)
January 1, 2021 - January 31, 2021	—	—	—	$60,000,000
February 1, 2021 - February 28, 2021	—	—	—	$60,000,000
March 1, 2021 - March 31, 2021	—	—	—	$60,000,000
Total	—		—	$60,000,000

(a)Does not include broker’s commissions.
(b)On November 12, 2020, the Company’s Board of Directors approved a $60,000,000 share repurchase authorization (the “Authorization”). The Authorization was effective November 12, 2020 and expires on November 12, 2022. Repurchases may be made from time to time in the open market, private purchases, through forward, derivative, alternative, accelerated repurchase or automatic purchase transactions, or otherwise.

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
10.24
Amendment No. 2 to Credit Agreement, dated as of February 26, 2021, by and among BellRing Brands, LLC, the institutions party thereto as 2021 Refinancing Term Lenders, each Revolving Credit Lender, Credit Suisse AG, Cayman Islands Branch, as administrative agent, and the subsidiary guarantors of BellRing Brands, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 26, 2021)

31.1	Certification of Robert V. Vitale pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 7, 2021
31.2	Certification of Darcy H. Davenport pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 7, 2021
31.3	Certification of Paul A. Rode pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 7, 2021
32.1	Certification of Robert V. Vitale, Darcy H. Davenport and Paul A. Rode, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 7, 2021
101
Interactive Data File (Form 10-Q for the quarterly period ended March 31, 2021 filed in iXBRL (Inline eXtensible Business Reporting Language)). The financial information contained in the iXBRL-related documents is “unaudited” and “unreviewed.”

104	The cover page from the Company’s Form 10-Q for the quarterly period ended March 31, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, BellRing Brands, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BELLRING BRANDS, INC.
Date:	May 7, 2021	By:	/s/ Darcy H. Davenport
Darcy H. Davenport
President and Chief Executive Officer