Form 10-Q
period 2021-06-30
BELLRING BRANDS, INC.
filed 2021-08-06
CIK 1772016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________
FORM 10-Q
__________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR
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
Class A Common Stock, $0.01 par value per share – 39,510,430 shares as of August 2, 2021
Class B Common Stock, $0.01 par value per share - 1 share as of August 2, 2021

BELLRING BRANDS, INC.
QUARTERLY REPORT ON FORM 10-Q

i

PART I.    FINANCIAL INFORMATION.
ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED).
BELLRING BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Net Sales	$342.6	$204.2	$907.1	$705.7
Cost of goods sold	231.3	135.5	616.9	457.5
Gross Profit	111.3	68.7	290.2	248.2
Selling, general and administrative expenses	42.6	32.6	129.1	116.6
Amortization of intangible assets	17.2	5.5	46.3	16.6
Other operating income, net	—	—	(0.1)	—
Operating Profit	51.5	30.6	114.9	115.0
Interest expense, net	9.5	15.3	33.6	41.2
Loss on refinancing of debt	0.1	—	1.6	—
Earnings before Income Taxes	41.9	15.3	79.7	73.8
Income tax expense	3.4	1.1	5.8	9.2
Net Earnings Including Redeemable Noncontrolling Interest	38.5	14.2	73.9	64.6
Less: Net earnings attributable to redeemable noncontrolling interest	29.0	10.9	56.0	51.1
Net Earnings Available to Class A Common Stockholders	$9.5	$3.3	$17.9	$13.5

Earnings per share of Class A Common Stock:
Basic	$0.24	$0.08	$0.45	$0.34
Diluted	$0.24	$0.08	$0.45	$0.34

Weighted Average shares of Class A Common Stock Outstanding:
Basic	39.5	39.4	39.5	39.4
Diluted	39.7	39.5	39.7	39.5
 See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

BELLRING BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in millions)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Net Earnings Including Redeemable Noncontrolling Interest	$38.5	$14.2	$73.9	$64.6
Hedging adjustments:
Net loss on derivatives	—	—	—	(10.4)
Reclassifications to net earnings	0.6	0.6	1.7	0.4
Foreign currency translation adjustments:
Unrealized foreign currency translation adjustments	0.3	0.4	0.3	0.6
Tax (expense) benefit on other comprehensive income (loss):
Net loss on derivatives	—	—	—	0.8
Reclassifications to net earnings	(0.1)	(0.1)	(0.1)	(0.1)
Total Other Comprehensive Income (Loss) Including Redeemable Noncontrolling Interest	0.8	0.9	1.9	(8.7)
Less: Comprehensive income attributable to redeemable noncontrolling interest	29.6	11.6	57.4	44.1
Total Comprehensive Income Available to Class A Common Stockholders	$9.7	$3.5	$18.4	$11.8
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

BELLRING BRANDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions)

	June 30, 2021	September 30, 2020
ASSETS
Current Assets
Cash and cash equivalents	$89.4	$48.7
Receivables, net	131.2	83.1
Inventories	141.7	150.5
Prepaid expenses and other current assets	9.6	7.9
Total Current Assets	371.9	290.2
Property, net	8.7	10.2
Goodwill	65.9	65.9
Intangible assets, net	228.0	274.3
Other assets	10.9	12.9
Total Assets	$685.4	$653.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$114.5	$63.8
Accounts payable	109.0	56.7
Other current liabilities	40.9	32.6
Total Current Liabilities	264.4	153.1
Long-term debt	490.7	622.6
Deferred income taxes	6.7	9.0
Other liabilities	23.7	29.8
Total Liabilities	785.5	814.5
Redeemable noncontrolling interest	3,054.9	2,021.6
Stockholders’ Equity
Preferred stock	—	—
Common stock	0.4	0.4
Accumulated deficit	(3,151.9)	(2,179.0)
Accumulated other comprehensive loss	(3.5)	(4.0)
Total Stockholders’ Equity	(3,155.0)	(2,182.6)
Total Liabilities and Stockholders’ Equity	$685.4	$653.5
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

BELLRING BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Nine Months Ended June 30,
	2021	2020
Cash Flows from Operating Activities
Net earnings including redeemable noncontrolling interest	$73.9	$64.6
Adjustments to reconcile net earnings including redeemable noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	48.3	19.0
Unrealized (gain) loss on interest rate swaps	(1.9)	1.2
Loss on refinancing of debt	1.6	—
Non-cash stock-based compensation expense	3.4	1.8
Deferred income taxes	(2.3)	(3.6)
Other, net	3.9	3.9
Other changes in operating assets and liabilities:
Increase in receivables	(48.0)	(6.4)
Decrease (increase) in inventories	9.0	(46.1)
Increase in prepaid expenses and other current assets	(1.7)	(0.9)
Decrease in other assets	1.9	1.9
Increase (decrease) in accounts payable and other current liabilities	57.9	(8.2)
Decrease in non-current liabilities	(0.1)	—
Net Cash Provided by Operating Activities	145.9	27.2

Cash Flows from Investing Activities
Additions to property	(0.8)	(1.3)
Net Cash Used in Investing Activities	(0.8)	(1.3)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	20.0	871.0
Proceeds from issuance of common stock, net of issuance costs	—	524.4
Repayments of long-term debt	(105.0)	(1,372.5)
Payments of debt issuance costs and deferred financing fees	—	(9.6)
Payment of debt refinancing fees	(1.6)	—
Distributions to Post Holdings, Inc., net	(17.5)	(22.4)
Other, net	(0.9)	—
Net Cash Used in Financing Activities	(105.0)	(9.1)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	0.6	0.2
Net Increase in Cash and Cash Equivalents	40.7	17.0
Cash and Cash Equivalents, Beginning of Year	48.7	5.5
Cash and Cash Equivalents, End of Period	$89.4	$22.5
 See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

BELLRING BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(in millions)

	As Of and For The Three Months Ended June 30,		As Of and For The Nine Months Ended June 30,
	2021	2020	2021	2020
Preferred Stock
Beginning and end of period	$—	$—	$—	$—
Common Stock
Beginning of period	0.4	0.4	0.4	—
Issuance of common stock	—	—	—	0.4
End of period	0.4	0.4	0.4	0.4
Additional Paid-in Capital
Beginning of period	—	—	—	—
Activity under stock and deferred compensation plans	—	0.1	(0.8)	0.1
Non-cash stock-based compensation expense	1.2	0.6	3.4	1.7
Redemption value adjustment to redeemable noncontrolling interest	(1.2)	(0.7)	(2.6)	(1.8)
End of period	—	—	—	—
Accumulated Deficit
Beginning of period	(2,431.9)	(1,859.1)	(2,179.0)	—
Net earnings available to Class A Common Stockholders	9.5	3.3	17.9	13.5
Distribution to Post Holdings, Inc.	(6.8)	(7.6)	(17.5)	(19.3)
Issuance of common stock	—	—	—	(0.4)
Impact of initial public offering	—	—	—	(2,112.4)
Reclassification of net investment of Post Holdings, Inc.	—	—	—	524.4
Redemption value adjustment to redeemable noncontrolling interest	(722.7)	(269.4)	(973.3)	(538.6)
End of period	(3,151.9)	(2,132.8)	(3,151.9)	(2,132.8)
Net Investment of Post
Beginning of period	—	—	—	489.0
Net earnings attributable to Post Holdings, Inc.	—	—	—	5.5
Impact of initial public offering	—	—	—	29.9
Reclassification of net investment of Post Holdings, Inc.	—	—	—	(524.4)
End of period	—	—	—	—
Accumulated Other Comprehensive Loss
Hedging Adjustments, net of tax
Beginning of period	(1.8)	(2.3)	(2.1)	—
Net change in hedges, net of tax	0.1	0.1	0.4	(2.2)
End of period	(1.7)	(2.2)	(1.7)	(2.2)
Foreign Currency Translation Adjustments
Beginning of period	(1.9)	(2.2)	(1.9)	(2.6)
Foreign currency translation adjustments	0.1	0.1	0.1	0.5
End of period	(1.8)	(2.1)	(1.8)	(2.1)
Total Stockholders’ Equity	$(3,155.0)	$(2,136.7)	$(3,155.0)	$(2,136.7)
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
As of June 30, 2021, Post held 97.5 million BellRing LLC units, equal to 71.2% of the economic interest in BellRing LLC, and one share of Class B common stock of BellRing Inc., $0.01 par value per share (the “Class B Common Stock”), which represented 67% of the combined voting power of the common stock of BellRing Inc. The Class B Common Stock has no dividend or other economic rights.
As of June 30, 2021, the public stockholders of BellRing Inc. (i) owned 39.5 million shares of Class A Common Stock, which represented 33% of the combined voting power of BellRing Inc. common stock and 100% of the economic interest in BellRing Inc., and (ii) through BellRing Inc.’s ownership of BellRing LLC units, indirectly held 28.8% of the economic interest in BellRing LLC.
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
Basis of Presentation
These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), under the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (the “SEC”), and on a basis substantially consistent with the audited consolidated financial statements of the Company as of and for the year ended September 30, 2020. These unaudited condensed consolidated financial statements should be read in conjunction with such audited consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020, filed with the SEC on November 20, 2020, as amended on March 9, 2021.
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
For the period prior to the IPO included in the nine months ended June 30, 2020, these unaudited condensed consolidated financial statements present the combined results of operations, comprehensive income, financial position, cash flows and stockholders’ equity of the active nutrition business of Post, including allocations of certain Post corporate expenses related to various services that were provided to the Company by Post. All intercompany balances and transactions have been eliminated. Transactions between the Company and Post are included in these financial statements. See Note 5 for further information on transactions with Post.
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
NOTE 3 — REVENUE
The following table presents net sales by product.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Shakes and other beverages	$278.6	$167.7	$740.2	$578.9
Powders	49.7	25.8	126.5	85.4
Nutrition bars	11.9	9.4	34.6	36.3
Other	2.4	1.3	5.8	5.1
Net Sales	$342.6	$204.2	$907.1	$705.7
NOTE 4 — RESTRUCTURING
In October 2020, the Company announced its plan to strategically realign its business, resulting in the closing of its Dallas, Texas office and the downsizing of its Munich, Germany location. These actions were substantially completed as of June 30, 2021.

Restructuring charges and the associated liabilities for employee-related costs are shown in the following table.

Balance, September 30, 2020	$—
Charge to expense	4.7
Cash payments	(4.6)
Non-cash charges	—
Balance, June 30, 2021	$0.1

Total expected restructuring charges	$4.8
Cumulative restructuring charges incurred to date	4.7
Remaining expected restructuring charges	$0.1
During the three and nine months ended June 30, 2021, the Company incurred total restructuring charges of $(0.1) and $4.7, respectively. Restructuring charges were included in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations. No restructuring charges were incurred during the three or nine months ended June 30, 2020.
NOTE 5 — RELATED PARTY TRANSACTIONS
The Company uses certain functions and services performed by Post. These functions and services include legal, finance, internal audit, treasury, information technology support, insurance and tax matters, the use of office and/or data center space, payroll processing services and tax compliance services. These functions and services are provided by Post under a master services agreement (the “MSA”). In addition to charges for these services, the Company also incurs certain pass-through charges from Post, primarily relating to stock-based compensation for employees participating in Post’s stock-based compensation plans. For the three and nine months ended June 30, 2021, MSA fees were $0.6 and $1.7, respectively, and stock-based compensation expense related to Post’s stock-based compensation plans was $0.6 and $2.0, respectively. For the three and nine months ended June 30, 2020, MSA fees were $0.6 and $1.6, respectively, and stock-based compensation expense related to Post’s stock-based compensation plans was $1.0 and $2.9, respectively. MSA fees and stock-based compensation expense were reported in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations.
The Company sells certain products to and licenses certain intellectual property to and from Post and its subsidiaries based upon pricing governed by agreements between the Company and Post and its subsidiaries, consistent with pricing of similar arm's-length transactions. During each of the three and nine months ended June 30, 2021 and 2020, net sales to, purchases from and royalties paid to and received from Post and its subsidiaries were immaterial.
The Company has a series of agreements with Post which govern the ongoing relationship between the Company and Post. These agreements include the amended and restated limited liability company agreement of BellRing LLC (the “LLC Agreement”), an employee matters agreement, an investor rights agreement, a tax matters agreement, a tax receivable agreement and the MSA, among others. Under certain of these agreements, the Company incurs expenses payable to Post in connection with certain administrative services provided for varying lengths of time. The Company had immaterial receivables with Post at both June 30, 2021 and September 30, 2020 related to sales with Post and its subsidiaries. The Company had $1.4 and $1.3 of payables with Post at June 30, 2021 and September 30, 2020, respectively, related to MSA fees and pass-through charges owed by the Company to Post, as well as related party purchases. The receivables and payables were included in “Receivables, net” and “Accounts payable,” respectively, on the Condensed Consolidated Balance Sheets. During the nine months ended June 30, 2021, BellRing LLC paid $15.7 to Post related to quarterly tax distributions from BellRing LLC to Post made pursuant to the terms of the LLC Agreement and $1.8 for state corporate tax withholdings on behalf of Post. During the nine months ended June 30, 2020, BellRing LLC paid $17.3 to Post related to quarterly tax distributions from BellRing LLC to Post made pursuant to the terms of the LLC Agreement and $2.0 for state corporate tax withholdings on behalf of Post.
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

Amounts payable to Post related to the tax receivable agreement were $10.5 and $10.9 at June 30, 2021 and September 30, 2020, respectively, and were recorded in “Other liabilities” on the Condensed Consolidated Balance Sheets.
NOTE 6 — REDEEMABLE NONCONTROLLING INTEREST
At both June 30, 2021 and September 30, 2020, Post held 97.5 million BellRing LLC units, equal to 71.2% of the economic interest in BellRing LLC. Post may redeem BellRing LLC units for, at BellRing LLC’s option (as determined by its Board of Managers), (i) shares of Class A Common Stock or (ii) cash (based on the market price of the shares of Class A Common Stock). The redemption of BellRing LLC units for shares of Class A Common Stock will be at an initial redemption rate of one share of Class A Common Stock for one BellRing LLC unit, subject to customary redemption rate adjustments for stock splits, stock dividends and reclassifications.
Post’s ownership of BellRing LLC units represents a NCI to the Company, which is classified outside of permanent stockholders’ equity as the BellRing LLC units are redeemable at the option of Post, through Post’s ownership of the Company’s Class B Common Stock (see Note 1). The carrying amount of the NCI is the greater of (i) the initial carrying amount, increased or decreased for the NCI’s share of net income or loss, other comprehensive income or loss (“OCI”) and distributions or dividends or (ii) the redemption value. As of June 30, 2021 and September 30, 2020, the carrying amount of the NCI was recorded at its redemption value of $3,054.9 and $2,021.6, respectively. Changes in the redemption value of the NCI are recorded to additional paid-in capital, to the extent available, and “Accumulated deficit” on the Condensed Consolidated Balance Sheets.
As of both June 30, 2021 and September 30, 2020, BellRing Inc. owned 28.8% of the outstanding BellRing LLC units. For the three and nine months ended June 30, 2021 and 2020, the financial results of BellRing LLC and its subsidiaries were consolidated with BellRing Inc., and the portion of the consolidated net earnings of BellRing LLC to which Post was entitled was allocated to the NCI during each period.
The following table summarizes the changes to the Company’s NCI. The period as of and for the nine months ended June 30, 2020 represents the period beginning October 21, 2019, the effective date of the IPO, and ending June 30, 2020 (see Note 1).

	As Of and For The Three Months Ended June 30,		As Of and For The Nine Months Ended June 30,
	2021	2020	2021	2020
Beginning of period	$2,301.4	$1,661.9	$2,021.6	$—
Net earnings attributable to NCI after IPO	29.0	10.9	56.0	45.6
Net change in hedges, net of tax	0.4	0.4	1.2	(7.1)
Foreign currency translation adjustments	0.2	0.3	0.2	0.1
Impact of IPO	—	—	—	1,364.6
Redemption value adjustment to NCI	723.9	270.1	975.9	540.4
End of period	$3,054.9	$1,943.6	$3,054.9	$1,943.6
The following table summarizes the effects of changes in ownership in BellRing LLC on BellRing Inc.’s equity. The period for the nine months ended June 30, 2020 represents the period beginning October 21, 2019, the effective date of the IPO, and ending June 30, 2020 (see Note 1).

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Net earnings available to Class A Common Stockholders	$9.5	$3.3	$17.9	$13.5
Transfers to NCI:
Impact of IPO	—	—	—	1,364.6
Redemption value adjustment to NCI	723.9	270.1	975.9	540.4
Changes from net earnings available to Class A Common Stockholders and transfers to NCI	$733.4	$273.4	$993.8	$1,918.5

NOTE 7 — INCOME TAXES
At both June 30, 2021 and 2020, BellRing Inc. held 28.8% of the economic interest in BellRing LLC (see Note 1), which, as a result of the IPO and formation transactions, is treated as a partnership for U.S. federal income tax purposes. As a partnership, BellRing LLC itself is generally not subject to U.S. federal income tax under current U.S. tax laws.
The effective income tax rate was 8.1% and 7.3% for the three and nine months ended June 30, 2021, respectively, and 7.2% and 12.5% for the three and nine months ended June 30, 2020, respectively. The decrease in the effective income tax rate for the nine months ended June 30, 2021 compared to the prior year period was primarily due to the Company taking into account for U.S. federal, state and local income tax purposes its 28.8% distributive share of the items of income, gain, loss and deduction of BellRing LLC in the period subsequent to the IPO. Prior to the IPO and formation transactions, the Company reported 100% of the income, gain, loss and deduction of BellRing LLC.
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
The following table sets forth the computation of basic and diluted earnings per share. The period for the nine months ended June 30, 2020 represents the period beginning October 21, 2019, the effective date of the IPO, and ending June 30, 2020 (see Note 1).

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Net earnings available to Class A Common Stockholders for basic earnings per share	$9.5	$3.3	$17.9	$13.5
Dilutive impact of net earnings attributable to NCI	0.1	—	0.1	—
Net earnings available to Class A Common Stockholders for diluted earnings per share	$9.6	$3.3	$18.0	$13.5

Weighted average shares for basic earnings per share (in millions)	39.5	39.4	39.5	39.4
Total dilutive restricted stock units (in millions)	0.2	0.1	0.2	0.1
Weighted average shares for diluted earnings per share (in millions)	39.7	39.5	39.7	39.5

Basic earnings per share of Class A Common Stock	$0.24	$0.08	$0.45	$0.34
Diluted earnings per share of Class A Common Stock	$0.24	$0.08	$0.45	$0.34
Weighted average shares for diluted earnings per share excluded equity awards of zero and 0.2 million for the three and nine months ended June 30, 2021, respectively, and 0.1 million for each of the three and nine months ended June 30, 2020, as they were anti-dilutive.
NOTE 9 — INVENTORIES

	June 30, 2021	September 30, 2020
Raw materials and supplies	$24.8	$33.7
Work in process	0.2	0.1
Finished products	116.7	116.7
Inventories	$141.7	$150.5

NOTE 10 — PROPERTY, NET

	June 30, 2021	September 30, 2020
Property, at cost	$21.6	$22.6
Accumulated depreciation	(12.9)	(12.4)
Property, net	$8.7	$10.2
NOTE 11 — GOODWILL
The components of “Goodwill” on the Condensed Consolidated Balance Sheets at both June 30, 2021 and September 30, 2020 are presented in the following table.

Goodwill, gross	$180.7
Accumulated impairment losses	(114.8)
Goodwill	$65.9
NOTE 12 — INTANGIBLE ASSETS, NET
Total intangible assets are as follows:

	June 30, 2021			September 30, 2020
	Carrying Amount	Accumulated Amortization	Net Amount	Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	$178.6	$(72.9)	$105.7	$209.4	$(76.9)	$132.5
Trademarks and brands	195.1	(72.8)	122.3	213.4	(71.6)	141.8
Other intangible assets	3.1	(3.1)	—	3.1	(3.1)	—
Intangible assets, net	$376.8	$(148.8)	$228.0	$425.9	$(151.6)	$274.3
In December 2020, the Company finalized its plan to discontinue the Supreme Protein brand and related sales of Supreme Protein products. In connection with the discontinuance, the Company updated the useful lives of the customer relationships and trademarks associated with the Supreme Protein brand to reflect the remaining period in which the Company continued to sell existing Supreme Protein product inventory. Accelerated amortization of $11.8 and $29.9 was recorded during the three and nine months ended June 30, 2021, respectively, resulting from the updated useful lives of the customer relationships and trademarks associated with the Supreme Protein brand, which were fully amortized and written off as of June 30, 2021.
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

The following table presents the balance sheet location of the Company’s operating leases.

	June 30, 2021	September 30, 2020
Right-of-use assets:
Other assets	$10.0	$11.9

Lease liabilities:
Other current liabilities	$2.1	$2.2
Other liabilities	9.2	11.0
Total liabilities	$11.3	$13.2
The following table presents maturities of the Company’s operating lease liabilities.

June 30, 2021
Remaining Fiscal 2021	$0.7
Fiscal 2022	2.8
Fiscal 2023	2.5
Fiscal 2024	1.9
Fiscal 2025	2.0
Thereafter	2.7
Total future minimum payments	12.6
Less: Implied interest	(1.3)
Total lease liabilities	$11.3
The following table presents supplemental operations statement information related to the Company’s operating leases.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Operating lease expense	$0.9	$1.0	$2.9	$3.0
Variable lease expense	0.2	0.2	0.5	0.5
Short-term lease expense during each of the three and nine months ended June 30, 2021 and 2020 was immaterial. Operating cash flows for amounts included in the measurement of the Company’s operating lease liabilities were $2.3 and $2.7 for the nine months ended June 30, 2021 and 2020, respectively. Right-of-use assets obtained in exchange for operating lease liabilities during the nine months ended June 30, 2021 and 2020 were immaterial.
The weighted average remaining lease term of the Company’s operating leases was approximately 5 years and 6 years as of June 30, 2021 and September 30, 2020, respectively. The weighted average incremental borrowing rate was 4.3% and 4.2% as of June 30, 2021 and September 30, 2020, respectively.
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
At both June 30, 2021 and September 30, 2020, the Company had pay-fixed, receive-variable interest rate swaps with a notional amount of $350.0. The interest rate swaps mature in December 2022 and require monthly settlements, which began on January 31, 2020, and are used to hedge forecasted interest payments on the Company’s variable rate debt (see Note 16). On April 1, 2020, the Company changed the designation of the interest rate swaps from cash flow hedges to non-designated hedging instruments as the swaps were no longer effective (as defined by GAAP). In connection with the new designation, the Company started reclassifying losses previously recorded in accumulated OCI to “Interest expense, net” in the Condensed Consolidated Statements of Operations on a straight-line basis over the term of the related debt.

At June 30, 2021, accumulated OCI, including amounts reported as NCI, included a $7.7 net hedging loss before taxes ($7.2 after taxes). At September 30, 2020, accumulated OCI, including amounts reported as NCI, included a $9.4 net hedging loss before taxes ($8.8 after taxes). Approximately $2.3 of the net hedging loss reported in accumulated OCI at June 30, 2021 is expected to be reclassified into earnings within the next 12 months.
The following table presents the balance sheet location and fair value of the Company’s derivative instruments on a gross basis. The Company does not offset derivative assets and liabilities within the Condensed Consolidated Balance Sheets.

	June 30, 2021	September 30, 2020
Other current liabilities	$4.7	$4.6
Other liabilities	2.1	5.8
Total liabilities	$6.8	$10.4
The following table presents the components of the Company’s net hedging losses on interest rate swaps which were included in “Interest expense, net” in the Condensed Consolidated Statements of Operations and the net cash settlements paid on interest rate swaps.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Mark-to-market adjustments	$0.1	$1.5	$—	$1.3
Net loss amortized from accumulated OCI	0.6	0.6	1.7	0.6
Total net hedging losses	$0.7	$2.1	$1.7	$1.9

Cash settlements paid	$(1.2)	$(0.9)	$(3.6)	$(0.7)
NOTE 15 — FAIR VALUE MEASUREMENTS
The following table represents the Company’s liabilities and NCI measured at fair value on a recurring basis and the basis for that measurement according to the levels in the fair value hierarchy in Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurement.”

	June 30, 2021			September 30, 2020
	Total	Level 1	Level 2	Total	Level 1	Level 2
Derivative liabilities	$6.8	$—	$6.8	$10.4	$—	$10.4

NCI	$3,054.9	$3,054.9	$—	$2,021.6	$2,021.6	$—
The Company’s calculation of the fair value of interest rate swaps is derived from a discounted cash flow analysis based on the terms of the contract and the interest rate curve on a recurring basis. The fair value of the NCI is calculated as its redemption value based on the Class A Common Stock price and number of BellRing LLC units owned by Post as of the end of each period (see Note 6).
The Company’s financial assets and liabilities include cash and cash equivalents, receivables and accounts payable for which the carrying value approximates fair value due to their short maturities (less than 12 months). The Company does not record its short-term and long-term debt at fair value on the Condensed Consolidated Balance Sheets. The fair value of any outstanding borrowings under the Revolving Credit Facility (as defined in Note 16) as of June 30, 2021 and September 30, 2020 approximated their carrying values. Based on current market rates, the fair value (Level 2) of the Term B Facility (as defined in Note 16) was $622.6 and $674.0 as of June 30, 2021 and September 30, 2020, respectively.
Certain assets and liabilities, including property, plant and equipment, goodwill and other intangible assets, are measured at fair value on a non-recurring basis.

NOTE 16 — LONG-TERM DEBT
The following table presents the components of “Long-term debt” on the Condensed Consolidated Balance Sheets.

	June 30, 2021	September 30, 2020
Term B Facility	$618.7	$673.7
Revolving Credit Facility	—	30.0
Total principal amount of debt	618.7	703.7
Less: Current portion of long-term debt	114.5	63.8
Debt issuance costs, net	5.1	6.6
Unamortized discount	8.4	10.7
Long-term debt	$490.7	$622.6
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
On February 26, 2021, BellRing LLC entered into a second amendment to its Credit Agreement (the “Amendment”). The Amendment provided for the refinancing of the Term B Facility on substantially the same terms as in effect prior to the Amendment, except that it (i) reduced the interest rate margin by 100 basis points resulting in (A) for Eurodollar rate loans, an interest rate of the Eurodollar rate plus a margin of 4.00% and (B) for base rate loans, an interest rate of the base rate plus a margin of 3.00%, (ii) reduced the floor for the Eurodollar rate to 0.75%, (iii) modified the Credit Agreement to address the anticipated unavailability of LIBOR as a reference interest rate and (iv) provided that if on or before August 26, 2021 BellRing LLC repays the Term B Facility in whole or in part with the proceeds of new or replacement debt at a lower effective interest rate, or further amends the Credit Agreement to reduce the effective interest rate applicable to the Term B Facility, BellRing LLC must pay a 1.00% premium on the amount repaid or subject to the interest rate reduction. In connection with the Amendment, BellRing LLC paid debt refinancing fees of $0.1 and $1.6 in the three and nine months ended June 30, 2021, respectively, which were included in “Loss on refinancing of debt” in the Condensed Consolidated Statements of Operations.
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
The Term B Facility requires quarterly scheduled amortization payments of $8.75 which began on March 31, 2020, with the balance to be paid at maturity on October 21, 2024. Interest was paid on each Interest Payment Date (as defined in the Credit Agreement) during each of the nine months ended June 30, 2021 and 2020. The Term B Facility contains customary mandatory prepayment provisions, including provisions for mandatory prepayment (a) from the net cash proceeds of certain asset sales and (b) of 75% of consolidated excess cash flow (as defined in the Credit Agreement) (which percentage will be reduced to 50% if the secured net leverage ratio (as defined in the Credit Agreement) is less than or equal to 3.35:1.00 as of a fiscal year end). During the nine months ended June 30, 2021, the Company repaid $28.8 on its Term B Facility as a mandatory prepayment from fiscal 2020 excess cash flow, which was in addition to the scheduled amortization payments. The Company classified $79.5 related to the estimated mandatory prepayment of fiscal 2021 excess cash flow in “Current portion of long-term debt” on the Condensed Consolidated Balance Sheet at June 30, 2021. The Company may prepay the Term B Facility at its option without penalty or premium, except as restricted by the Amendment. The interest rate on the Term B Facility was 4.75% and 6.00% as of June 30, 2021 and September 30, 2020, respectively.
Borrowings under the Revolving Credit Facility bear interest, at the option of BellRing LLC, at an annual rate equal to either the Eurodollar rate or the base rate (determined as described above) plus a margin, which initially was 4.25% for Eurodollar rate-based loans and 3.25% for base rate-based loans, and thereafter, will be determined by reference to the secured net leverage ratio, with the applicable margin for Eurodollar rate-based loans and base rate-based loans being (i) 4.25% and 3.25%, respectively, if the secured net leverage ratio is greater than or equal to 3.50:1.00, (ii) 4.00% and 3.00%, respectively, if the secured net leverage ratio is less than 3.50:1.00 and greater than or equal to 2.50:1.00 or (iii) 3.75% and 2.75%, respectively, if the secured net leverage ratio is less than 2.50:1.00. Facility fees on the daily unused amount of commitments under the Revolving Credit Facility were initially accrued at the rate of 0.50% per annum and thereafter, depending on BellRing LLC’s secured net leverage ratio, will accrue at rates ranging from 0.25% to 0.50% per annum. There were no amounts drawn under the Revolving Credit Facility as of June 30, 2021. The interest rate on the drawn portion of the Revolving Credit Facility was 5.25% as of September 30, 2020.
During the nine months ended June 30, 2021 and 2020, BellRing LLC borrowed $20.0 and $185.0 under the Revolving Credit Facility, respectively, and repaid $50.0 and $130.0 on the Revolving Credit Facility, respectively. The available borrowing capacity under the Revolving Credit Facility was $200.0 and $170.0 as of June 30, 2021 and September 30, 2020, respectively. There were no outstanding letters of credit as of June 30, 2021 or September 30, 2020.
Under the terms of the Credit Agreement, BellRing LLC is required to comply with a financial covenant requiring it to maintain a total net leverage ratio not to exceed 6.00 to 1.00, measured as of the last day of each fiscal quarter. The total net leverage ratio of BellRing LLC did not exceed this threshold as of June 30, 2021.
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
Other than legal fees, no expense related to this litigation was incurred during the three or nine months ended June 30, 2021 or 2020. At both June 30, 2021 and September 30, 2020, the Company had accrued $8.5 related to this matter that was included in “Other current liabilities” on the Condensed Consolidated Balance Sheets.
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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and capital resources of BellRing Brands, Inc. and its consolidated subsidiaries. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included herein, our audited financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020, as amended, and the “Cautionary Statement on Forward-Looking Statements” section included below. The terms “our,” “we,” “us,” “Company” and “BellRing” as used herein refer to BellRing Brands, Inc. and its consolidated subsidiaries.
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
COVID-19
We continue to closely monitor the impact of the COVID-19 pandemic on our business and remain focused on ensuring the health and safety of our employees, and serving customers and consumers. Our primary categories returned to growth rates in line with their pre-pandemic levels during the fourth quarter of fiscal 2020 and have remained strong in subsequent periods. For additional discussion, refer to “Liquidity and Capital Resources” and “Cautionary Statement on Forward-Looking Statements” within this section, as well as “Risk Factors” in Item 1A of Part II of this report.
Restructuring Charges
In October 2020, we announced our plan to strategically realign our business, resulting in the closing of our Dallas, Texas office and the downsizing of our Munich, Germany location. These actions were substantially completed as of June 30, 2021. For additional information on restructuring costs, refer to Note 4 within “Notes to Condensed Consolidated Financial Statements.”

RESULTS OF OPERATIONS

	Three Months Ended June 30,				Nine Months Ended June 30,
			favorable/(unfavorable)				favorable/(unfavorable)
dollars in millions	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Net Sales	$342.6	$204.2	$138.4	68%	$907.1	$705.7	$201.4	29%

Operating Profit	$51.5	$30.6	$20.9	68%	$114.9	$115.0	$(0.1)	—%
Interest expense, net	9.5	15.3	5.8	38%	33.6	41.2	7.6	18%
Loss on refinancing of debt	0.1	—	(0.1)	(100)%	1.6	—	(1.6)	(100)%
Income tax expense	3.4	1.1	(2.3)	(209)%	5.8	9.2	3.4	37%
Less: Net earnings attributable to NCI	29.0	10.9	(18.1)	(166)%	56.0	51.1	(4.9)	(10)%
Net Earnings Available to Class A Common Stockholders	$9.5	$3.3	$6.2	188%	$17.9	$13.5	$4.4	33%
Net Sales
Net sales increased $138.4 million, or 68%, during the three months ended June 30, 2021 compared to the corresponding prior year period, driven by increased volume and the lapping of prior year negative impacts of the COVID-19 pandemic. Sales of Premier Protein products were up $111.8 million, or 65%, with volume up 60%. Volume increases were driven by higher RTD protein shake product volumes in the club, food, drug and mass (“FDM”) and eCommerce channels. Average net selling prices increased in the three months ended June 30, 2021 due to targeted price increases, partially offset by increased promotional spending. Sales of Dymatize products were up $21.6 million, or 99%, with volume up 77%. Average net selling prices increased in the three months ended June 30, 2021 due to favorable product mix and decreased promotional spending. Sales of all other products were up $5.0 million.
Net sales increased $201.4 million, or 29%, during the nine months ended June 30, 2021, compared to the corresponding prior year period. Sales of Premier Protein products were up $164.9 million, or 28%, with volume up 28%. Volume increases were driven by higher RTD protein shake product volumes in the FDM, club and eCommerce channels. Sales of Dymatize products were up $34.0 million, or 44%, with volume up 25%. Average net selling prices increased in the nine months ended June 30, 2021 due to favorable product mix. Sales of all other products were up $2.5 million.
Operating Profit
Operating profit increased $20.9 million, or 68%, during the three months ended June 30, 2021, when compared to the prior year period. This increase was primarily driven by higher net sales, as previously discussed, partially offset by accelerated amortization expense of $11.8 million related to the discontinuance of the Supreme Protein brand, higher net product costs of $10.5 million due to unfavorable freight, manufacturing and raw material costs, increased advertising and promotional spending of $3.4 million and higher employee-related costs.
Operating profit decreased $0.1 million, or less than 1%, during the nine months ended June 30, 2021, when compared to the prior year period. This decrease was primarily driven by accelerated amortization expense of $29.9 million related to the discontinuance of the Supreme Protein brand, higher net product costs of $20.7 million due to unfavorable freight and raw material costs, restructuring and facility closure costs, including accelerated depreciation, of $5.6 million, increased advertising and promotional spending of $5.9 million and higher employee-related costs. These negative impacts were substantially offset by higher net sales, as previously discussed, and lower costs related to the separation from Post of $1.9 million.
Interest Expense, Net
Interest expense, net decreased $5.8 million during the three months ended June 30, 2021 compared to the prior year period. This decrease was primarily due to lower aggregate principal amounts outstanding under BellRing LLC’s term B loan facility (the “Term B Facility”) and under BellRing LLC’s revolving credit facility (the “Revolving Credit Facility”) and lower net hedging losses recognized on interest rate swaps of $1.4 million during the three months ended June 30, 2021 compared to the prior year period. In addition, the weighted-average interest rate on the aggregate principal amounts outstanding on the Term B Facility and under the Revolving Credit Facility decreased to 4.8% for the three months ended June 30, 2021 from 5.9% for the three months ended June 30, 2020, driven by lower variable interest rates and the refinancing of the Term B Facility during the second quarter of fiscal 2021.

Interest expense, net decreased $7.6 million during the nine months ended June 30, 2021 compared to the prior year period. This decrease was primarily due to lower aggregate principal amounts outstanding under the Term B Facility and under the Revolving Credit Facility during the nine months ended June 30, 2021 compared to the prior year period. In addition, the weighted-average interest rate on the aggregate principal amounts outstanding under the Term B Facility and under the Revolving Credit Facility decreased to 5.5% for the nine months ended June 30, 2021 from 6.4% for the nine months ended June 30, 2020, driven by lower variable interest rates and the refinancing of the Term B Facility during the second quarter of fiscal 2021. See Note 16 and Note 14 within “Notes to Condensed Consolidated Financial Statements” for additional information on our debt and interest rate swaps, respectively.
Loss on Refinancing of Debt
During the three and nine months ended June 30, 2021, we recognized losses related to refinancing fees incurred in conjunction with the refinancing of our Term B Facility of $0.1 million and $1.6 million, respectively. See Note 16 within “Notes to Condensed Consolidated Financial Statements” for additional information on our debt.
Income Taxes
Our effective income tax rate was 8.1% and 7.3% for the three and nine months ended June 30, 2021, respectively, and 7.2% and 12.5% for the three and nine months ended June 30, 2020, respectively. The decrease in the effective income tax rate for the nine months ended June 30, 2021 compared to the prior year period was primarily due to us taking into account for U.S. federal income tax purposes our 28.8% distributive share of the items of income, gain, loss and deduction of BellRing LLC in the period subsequent to the IPO. Prior to the IPO and formation transactions, we reported 100% of the income, gain, loss and deduction of BellRing LLC. In accordance with Accounting Standards Codification (“ASC”) Topic 740, “Income Taxes,” we recorded income tax expense for interim periods using the estimated annual effective income tax rate for the full fiscal year adjusted for the impact of discrete items occurring during the interim periods.
LIQUIDITY AND CAPITAL RESOURCES
We expect to generate positive cash flows from operations and believe our cash on hand, cash flows from operations and possible future credit facilities will be sufficient to satisfy our future working capital requirements, research and development activities, debt repayments, including both scheduled amortization payments and any mandatory prepayments required from excess cash flow, and other financing requirements for the foreseeable future. Our asset-light business model requires modest capital expenditures, with annual capital expenditures over the last three fiscal years averaging less than 1% of net sales. No significant capital expenditures are planned for the remainder of fiscal 2021. Our ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures and other business risk factors. If we are unable to generate sufficient cash flows from operations, or otherwise to comply with the terms of BellRing LLC’s credit facilities, we may be required to seek additional financing alternatives. Additionally, we may seek to repurchase shares of our Class A Common Stock. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
During the second quarter of fiscal 2021, BellRing LLC entered into a second amendment to its credit agreement (as amended, the “Credit Agreement,” and such amendment, the “Amendment”). The Amendment provided for the refinancing of the Term B Facility on substantially the same terms as in effect prior to the BellRing Amendment, except that it (i) reduced the interest rate margin by 100 basis points resulting in (A) for Eurodollar rate loans, an interest rate of the Eurodollar rate plus a margin of 4.00% and (B) for base rate loans, an interest rate of the base rate plus a margin of 3.00%, (ii) reduced the floor for the Eurodollar rate to 0.75%, (iii) modified the Credit Agreement to address the anticipated unavailability of the London Interbank Offered Rate as a reference interest rate and (iv) provided that if on or before August 26, 2021 BellRing LLC repays the Term B Facility in whole or in part with the proceeds of new or replacement debt at a lower effective interest rate, or further amends the Credit Agreement to reduce the effective interest rate applicable to the Term B Facility, BellRing LLC must pay a 1.00% premium on the amount repaid or subject to the interest rate reduction.

The following table shows select cash flow data, which is discussed below.

	Nine Months Ended June 30,
dollars in millions	2021	2020
Cash provided by (used in):
Operating activities	$145.9	$27.2
Investing activities	(0.8)	(1.3)
Financing activities	(105.0)	(9.1)
Effect of exchange rate changes on cash and cash equivalents	0.6	0.2
Net increase in cash and cash equivalents	$40.7	$17.0
Operating Activities
Cash provided by operating activities for the nine months ended June 30, 2021 was $145.9 million compared to cash provided by operating activities of $27.2 million for the nine months ended June 30, 2020. The increase was primarily driven by favorable working capital changes of $78.8 million, which were primarily due to fluctuations in the timing of purchases and payments of trade payables, the build up of inventory in the prior year period related to lower net sales caused by the COVID-19 pandemic and the timing of promotional activity and fluctuations in the timing of sales and collections of trade receivables. In addition, interest payments decreased $9.5 million compared to the prior year period due to lower aggregate principal amounts outstanding under the Term B Facility and Revolving Credit Facility, as well as the refinancing of the Term B Facility. These positive impacts were partially offset by restructuring costs payments of $4.6 million and increased tax payments of $3.9 million.
Investing Activities
Cash used in investing activities for the nine months ended June 30, 2021 decreased $0.5 million compared to the corresponding period in the prior year resulting from a decrease in capital expenditures.
Financing Activities
Nine months ended June 30, 2021
Cash used in financing activities for the nine months ended June 30, 2021 was $105.0 million. BellRing LLC drew an aggregate of $20.0 million under the Revolving Credit Facility, repaid $55.0 million on the principal balance of the Term B Facility and repaid $50.0 million on the Revolving Credit Facility during the period. In addition, BellRing LLC had net cash transfers of $17.5 million to Post which included tax distributions to Post pursuant to BellRing LLC’s amended and restated limited liability company agreement and state tax withholdings payments on behalf of Post.
Nine months ended June 30, 2020
Cash used in financing activities for the nine months ended June 30, 2020 was $9.1 million. BellRing LLC received proceeds of $686.0 million, net of discount, related to the issuance of the Term B Facility and drew an aggregate of $185.0 million on the Revolving Credit Facility. In addition, BellRing Inc. received $524.4 million from the issuance of its Class A Common Stock in conjunction with the IPO. BellRing LLC had net cash transfers of $22.4 million to Post, which included cash deposits prior to the IPO, tax distributions to Post pursuant to BellRing LLC’s amended and restated limited liability company agreement and state tax withholdings payments on behalf of Post. BellRing LLC also repaid the $1,225.0 million outstanding principal balance of the bridge loan assumed from Post in conjunction with the IPO, repaid $130.0 million of outstanding borrowings on the Revolving Credit Facility and repaid $17.5 million on the principal balance of the Term B Facility. In connection with the issuance of BellRing LLC’s long-term debt, BellRing LLC paid $9.6 million in debt issuance costs and deferred financing fees.
Debt Covenants
Under the terms of the Credit Agreement, BellRing LLC is required to comply with a financial covenant requiring BellRing LLC to maintain a total net leverage ratio (as defined in the Credit Agreement) not to exceed 6.00 to 1.00, measured as of the last day of each fiscal quarter. BellRing LLC was in compliance with its financial covenant as of June 30, 2021, and we do not believe non-compliance is reasonably likely in the foreseeable future.
The Credit Agreement provides for incremental revolving and term facilities, and also permits BellRing LLC to incur other secured or unsecured debt, in all cases subject to conditions and limitations on the amount as defined and specified in the Credit Agreement.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our critical accounting policies and estimates are more fully described in our Annual Report on Form 10-K for the year ended September 30, 2020, as filed with the Securities and Exchange Commission (the “SEC”) on November 20, 2020, as amended on March 9, 2021. There have been no significant changes to our critical accounting policies and estimates since September 30, 2020.
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
•our dependence on a limited number of third party contract manufacturers for the manufacturing of most of our products, including one manufacturer for the substantial majority of our RTD protein shakes;
•the ability of our third party contract manufacturers to produce an amount of our products that enables us to meet customer and consumer demand for the products;
•our ability to maintain the net selling prices of our products and manage promotional activities with respect to our products;
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
•risks related to our ongoing relationship with Post, including Post’s control over us and ability to control the direction of our business, conflicts of interest or disputes that may arise between Post and us, our obligations under various agreements with Post, including under the tax receivable agreement, and Post’s proposed plan to distribute its interest in us;
•risks associated with our public company status, including the additional expenses we will continue to incur to create and maintain the corporate infrastructure to operate as a public company;
•our ability to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002;
•significant differences in our actual operating results from our guidance regarding our performance;
•our ability to hire and retain talented personnel, employee absenteeism, labor strikes, work stoppages or unionization efforts; and
•other risks and uncertainties included under “Risk Factors” in this report and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020, filed with the SEC on November 20, 2020, as amended on March 9, 2021.
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
The COVID-19 pandemic has resulted in significant volatility and uncertainty in the markets in which the Company operates. At the time of this filing, the COVID-19 pandemic has not had, and the Company does not currently believe will have, a significant impact on its exposure to market risk from commodity prices, foreign currency exchange rates and interest rates, among others. For additional discussion, refer to “Liquidity and Capital Resources” and “Cautionary Statement on Forward-Looking Statements” in Item 2 of Part I of this report, as well as “Risk Factors” in Item 1A of Part II of this report.
Commodity Price Risk
In the ordinary course of business, the Company is exposed to commodity price risks relating to the purchases of raw materials. The Company manages the impact of cost increases, wherever possible, on commercially reasonable terms, by locking in prices on the quantities through purchase commitments required to meet production requirements. In addition, the Company may attempt to offset the effect of increased costs by raising prices to customers, which it did on certain products during the third quarter of fiscal 2021. However, for competitive reasons, the Company may not be able to pass along the full effect of increases in raw materials and other input costs as they are incurred.
Foreign Currency Risk
Related to Active Nutrition International GmbH whose functional currency is the Euro, the Company is exposed to risks of fluctuations in future cash flows and earnings due to changes in exchange rates.
Interest Rate Risk
Long-term debt
As of June 30, 2021 and September 30, 2020, BellRing LLC had aggregate principal amounts of $618.7 million and $673.7 million outstanding on its Term B Facility, respectively, and aggregate principal amounts of zero and $30.0 million outstanding under its Revolving Credit Facility, respectively. Borrowings under the Term B Facility and the Revolving Credit Facility bear interest at variable rates. Including the impact of interest rate swaps, a hypothetical 10% increase in interest rates would have an immaterial impact on both interest expense and interest paid during each of the three and nine months ended June 30, 2021 and 2020. For additional information regarding BellRing LLC’s debt, see Note 16 within “Notes to Condensed Consolidated Financial Statements.”
Interest rate swaps
As of both June 30, 2021 and September 30, 2020, the Company had interest rate swaps with a notional value of $350.0 million. A hypothetical 10% adverse change in interest rates would have an immaterial impact on the fair value of the interest rate swaps as of both June 30, 2021 and September 30, 2020. For additional information regarding the Company’s interest rate swap contracts, see Note 14 within “Notes to Condensed Consolidated Financial Statements.”
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
Changes in Internal Control Over Financial Reporting
There were no significant changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.    OTHER INFORMATION.
ITEM 1.    LEGAL PROCEEDINGS.
The information required under this Item 1 is set forth in Note 17 within “Notes to Condensed Consolidated Financial Statements (Unaudited)” included in Part I, Item 1 of this report, which is incorporated herein by reference. For disclosure of environmental proceedings with a governmental entity as a party pursuant to Item 103(c)(3)(iii) of Regulation S-K, the Company has elected to disclose matters where the Company reasonably believes such proceeding would result in monetary sanctions, exclusive of interest and costs, of $1.0 million or more. Applying this threshold, there are no such environmental proceedings to disclose for the three months ended June 30, 2021.
ITEM 1A.    RISK FACTORS.
In addition to the information set forth elsewhere in this Quarterly Report on Form 10-Q (the “Quarterly Report”) and the risk factor set forth below, you should carefully consider the risk factors we previously disclosed in our Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission on November 20, 2020, as of and for the year ended September 30, 2020, as amended (the “Annual Report”). Other than the additional risk factor disclosed herein, as of the date of this Quarterly Report, there have been no material changes to the risk factors previously disclosed in the Annual Report. These risks could materially and adversely affect our business, financial condition, results of operations and cash flows. The enumerated risks have been or may be heightened, or in some cases manifested, by the impacts of the COVID-19 pandemic and are not the only risks we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business, financial condition, results of operations and cash flows.
Post’s proposed plan to distribute its interest in us is subject to inherent risks.
Post intends to distribute a significant portion of its interest in us to Post’s shareholders under a plan of distribution that could include a pro-rata distribution, an exchange offer or a combination of both. This proposed plan is subject to certain conditions, including the approval of our stockholders and the receipt of certain regulatory approvals. No assurance can be given that any of the foregoing conditions will be met. The proposed plan is subject to inherent risks and uncertainties, including, among others: risks that the proposed plan as a whole will not be consummated or that the distribution of our Class A common stock will not be consummated; increased levels of indebtedness and leverage; increased demands on our management and employees to accomplish the proposed plan; and significant transaction costs. In addition, no assurance can be given that the market will react favorably to the proposed plan or any of the transactions contemplated thereby.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The Company did not make any repurchases of its Class A common stock during the three months ended June 30, 2021. The following table sets forth information with respect to repurchases of shares of our Class A common stock, $0.01 par value per share, during the three months ended June 30, 2021 and our Class A common stock repurchase authorization.

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (a) (b)
April 1, 2021 - April 30, 2021	—	—	—	$60,000,000
May 1, 2021 - May 31, 2021	—	—	—	$60,000,000
June 1, 2021 - June 30, 2021	—	—	—	$60,000,000
Total	—		—	$60,000,000
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

ITEM 6.    EXHIBITS.
The following exhibits are either provided with this Form 10-Q or are incorporated herein by reference.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of BellRing Brands, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on October 21, 2019)
3.2	Amended and Restated Bylaws of BellRing Brands, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on January 19, 2021)
4.1	Form of Class A Common Stock Certificate of BellRing Brands, Inc. (Incorporated by reference to Exhibit 4.1 to the Company’s Form S-1 filed on September 20, 2019)
31.1	Certification of Robert V. Vitale pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 6, 2021
31.2	Certification of Darcy H. Davenport pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 6, 2021
31.3	Certification of Paul A. Rode pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 6, 2021
32.1	Certification of Robert V. Vitale, Darcy H. Davenport and Paul A. Rode, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 6, 2021
101
Interactive Data File (Form 10-Q for the quarterly period ended June 30, 2021 filed in iXBRL (Inline eXtensible Business Reporting Language)). The financial information contained in the iXBRL-related documents is “unaudited” and “unreviewed.”

104	The cover page from the Company’s Form 10-Q for the quarterly period ended June 30, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, BellRing Brands, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BELLRING BRANDS, INC.
Date:	August 6, 2021	By:	/s/ Darcy H. Davenport
Darcy H. Davenport
President and Chief Executive Officer