Form 10-K
period 2021-09-30
BELLRING BRANDS, INC.
filed 2021-11-19
CIK 1772016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2021
OR
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant’s Class A Common Stock held by non-affiliates of the registrant as of March 31, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was $932,841,252
Number of shares of Class A Common Stock, $0.01 par value outstanding as of November 15, 2021: 39,563,168
Number of shares of Class B Common Stock, $0.01 par value outstanding as of November 15, 2021: 1

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant’s definitive proxy statement for its 2022 annual meeting of stockholders, to be filed with the Securities and Exchange Commission within 120 days after September 30, 2021, are incorporated by reference into Part III of this report.

i

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS
Forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, are made throughout this report, including statements regarding the effect of the COVID-19 pandemic on our business and our continuing response to the COVID-19 pandemic and the proposed transaction between Post Holdings, Inc. (“Post”) and us for the distribution of a significant portion of Post’s interest in us to Post’s shareholders, including the amount of our equity Post intends to distribute, the form of the distribution and the expected timing of the completion of the proposed transaction. These forward-looking statements are sometimes identified from the use of forward-looking words such as “believe,” “should,” “could,” “potential,” “continue,” “expect,” “project,” “estimate,” “predict,” “anticipate,” “aim,” “intend,” “plan,” “forecast,” “target,” “is likely,” “will,” “can,” “may” or “would” or the negative of these terms or similar expressions elsewhere in this report. Our financial condition, results of operations and cash flows may differ materially from those in the forward-looking statements. Such statements are based on management’s current views and assumptions and involve risks and uncertainties that could affect expected results. Those risks and uncertainties include, but are not limited to, the following:
•the impact of the COVID-19 pandemic, including negative impacts on the global economy and capital markets, the health of our employees, our ability and the ability of our third party contract manufacturers to manufacture and deliver our products, operating costs, demand for our on-the-go products and our operations generally;
•our dependence on sales from our ready-to-drink (“RTD”) protein shakes;
•our ability to continue to compete in our product categories and our ability to retain our market position and favorable perceptions of our brands;
•disruptions or inefficiencies in our supply chain, including as a result of our reliance on third party suppliers or manufacturers for the manufacturing of many of our products, pandemics (including the COVID-19 pandemic) and other outbreaks of contagious diseases, labor shortages, fires and evacuations related thereto, changes in weather conditions, natural disasters, agricultural diseases and pests and other events beyond our control;
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
•significant volatility in the cost or availability of inputs to our business (including freight, raw materials, packaging energy, labor and other supplies);
•our ability to anticipate and respond to changes in consumer and customer preferences and behaviors and introduce new products;
•consolidation in our distribution channels;
•our ability to expand existing market penetration and enter into new markets;
•the loss of, a significant reduction of purchases by or the bankruptcy of a major customer;
•legal and regulatory factors, such as compliance with existing laws and regulations, as well as new laws and regulations and changes to existing laws and regulations and interpretations thereof, affecting our business, including current and future laws and regulations regarding food safety, advertising, labeling, tax matters and environmental matters;
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
•conflicting interests or the appearance of conflicting interests resulting from certain of our directors also serving as officers or directors of Post;
•risks related to the proposed distribution by Post of a significant portion of its ownership interest in our Company, including that it is subject to various conditions and may not occur, our inability to take certain actions because such actions could jeopardize the tax-free status of the proposed distribution and our possible responsibility for U.S. federal tax liabilities related to the proposed distribution;
•the ultimate impact litigation or other regulatory matters may have on us;
•risks associated with our international business;
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

SUMMARY OF RISK FACTORS

We are subject to a variety of risks and uncertainties, including industry and operating risks, financial and economic risks, legal and regulatory risks, risks related to our relationship with Post Holdings, Inc. (“Post”), risks related to ownership of our Class A common stock and certain general risks, which could have a material adverse effect on our business, financial condition, results of operation and cash flows. Risks that we deem material are described in Item 1A, “Risk Factors” in this report. These risks include, but are not limited to, the following:
•Global health developments and economic uncertainty resulting from the COVID-19 pandemic have adversely impacted, are adversely impacting and could continue to adversely impact, our financial and operational performance.
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
•Our reliance on a limited number of suppliers for certain equipment, ingredients and packaging materials, the price and availability of ingredients and packaging materials, higher freight costs and higher energy costs could negatively impact our business, financial condition, results of operations and cash flows.
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
•We have substantial debt and high leverage, which could have a negative impact on our financing options and liquidity position and could adversely affect our business.
•Our borrowing costs and access to capital and credit markets could be adversely affected by a downgrade or potential downgrade of our credit ratings.
•Uncertain or unfavorable economic conditions, including as a result of the COVID-19 pandemic, could limit consumer and customer demand for our products.
•U.S. and global capital and credit market issues, including those that have arisen as a result of the COVID-19 pandemic, could negatively affect our liquidity, increase our costs of borrowing and disrupt the operations of our suppliers and customers.
•The proposed distribution by Post of a significant portion of its ownership interest in our Company is subject to various conditions and may not occur.
•If the Post Distribution Transaction (as defined below) is consummated, we will be subject to a variety of risks.
•Post controls our Company and has the ability to control the direction of our business.
•Post’s interests may conflict with our interests and the interests of our other stockholders. Conflicts of interest or disputes between Post and our Company could be resolved in a manner unfavorable to our Company and our other stockholders.
•Our Company has overlapping directors and management with Post, which may lead to conflicting interests or the appearance of conflicting interests.
•Our amended and restated certificate of incorporation could prevent us from benefiting from corporate opportunities that might otherwise have been available to us.
•We may be unable to take certain actions because such actions could jeopardize the tax-free status of the Post Distribution Transaction, and such restrictions could be significant.
•If the Post Distribution Transaction is consummated, we may be responsible for U.S. federal tax liabilities that relate to the Post Distribution Transaction.
•Our agreements with Post require us to indemnify Post for certain tax liabilities.
•The tax receivable agreement with Post and BellRing Brands, LLC (“BellRing LLC”) requires us to make cash payments to Post for certain tax benefits we may realize in the future, and these payments could be substantial.
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
•Pending and future litigation and claims may impair our reputation or lead us to incur significant costs.
•Our international operations subject us to additional risks.
•Our intellectual property rights are valuable and any inability to protect them, or termination of our material intellectual property licenses, could reduce the value of our products and brands and have a material adverse effect on our business.
•Technology failures, cybersecurity incidents and corruption of our data privacy protections could disrupt our operations and negatively impact our business.
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
•Actual operating results may differ significantly from our guidance and our forward-looking statements.
•A substantial portion of our total outstanding shares of Class A Common Stock may be sold into the market at any time, including as a result of the Post Distribution Transaction. These sales could cause the market price of our Class A Common Stock to drop significantly, even if our business is doing well.
•BellRing Inc.’s only material asset is its interest in BellRing LLC, and accordingly, BellRing Inc. depends on distributions from BellRing LLC to pay taxes and expenses, including payments under the tax receivable agreement. BellRing LLC’s ability to make such distributions may be subject to various limitations and restrictions.
•We may not be able to operate successfully if we are unable to recruit, hire, retain and develop key personnel and a qualified and diverse workforce. In addition, temporary workforce disruptions or the inability of our employees to safely perform their jobs for any reason, including as a result of illness (such as COVID-19) could adversely impact our business, financial condition, results of operations and cash flows.
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
Our Company
We are a leader in the global convenient nutrition category, aiming to enhance the lives of our consumers by providing them with highly nutritious, great-tasting products they can enjoy throughout the day. Our primary brands, Premier Protein and Dymatize, target a broad range of consumers and compete in all major product forms, including ready-to-drink (“RTD”) protein shakes, other RTD beverages and powders. Our products are distributed across a diverse network of channels including club, food, drug and mass (“FDM”), eCommerce, specialty and convenience.
We have organically grown our net sales from $854.4 million in our year ended September 30, 2019 to $1,247.1 million in our year ended September 30, 2021. Over the same period, net earnings including redeemable noncontrolling interest declined from $123.1 million in our year ended September 30, 2019 to $114.4 million in our year ended September 30, 2021 primarily due to incremental interest expense and accelerated amortization related to the discontinuance of our Supreme Protein brand.
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
In its year ended September 30, 2013, Post acquired Premier Nutrition, which, at the time, was a marketer and distributor of high-quality protein shakes and nutrition bars under the Premier Protein brand and nutritional supplements under the Joint Juice brand. Premier Nutrition, Inc. was founded in 1997, and Joint Juice, Inc. was founded in 1999. In 2011, Joint Juice, Inc. acquired the Premier Protein brand and related assets from Premier Nutrition, Inc. via a corporate restructuring, and the resulting entity assumed the name Premier Nutrition Corporation. Effective September 30, 2019, Premier Nutrition Corporation converted to a limited liability company and changed its corporate name to Premier Nutrition Company, LLC.
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

•The members of BellRing LLC consist of Post and BellRing Inc. As of September 30, 2021, Post owns 71.2% of the economic interests in BellRing LLC, and BellRing Inc. (and, indirectly, the holders of our Class A Common Stock) owns 28.8% of the economic interests in BellRing LLC.
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
See Note 1 within “Notes to Consolidated Financial Statements” included in Part II, Item 8 of this report for more information about the IPO and formation transactions.
In August 2021, Post announced its plan to distribute a significant portion of its ownership interest in BellRing Inc. to its shareholders, and in October 2021, BellRing Inc. and Post announced the signing of a Transaction Agreement and Plan of Merger (the “Transaction Agreement”) between them, BellRing Distribution, LLC, a newly-formed wholly-owned subsidiary of Post (“New BellRing”), and BellRing Merger Sub Corporation, a wholly-owned subsidiary of New BellRing (“Merger Sub”) related to Post’s distribution plan. Pursuant to the Transaction Agreement, Post will contribute its one share of our Class B Common Stock, all of its BellRing LLC units and cash to New BellRing in exchange for all of the then-outstanding equity of New BellRing and New BellRing indebtedness (the “Separation”). New BellRing will convert into a Delaware corporation, and Post will then distribute at least 80.1% of its shares of New BellRing common stock to Post shareholders in a pro-rata distribution, an exchange offer or a combination of both, depending on market conditions. Upon completion of the distribution of New BellRing common stock to Post shareholders (the “Distribution”), Merger Sub will merge with and into BellRing Inc. (the “Merger” and together with the Separation and Distribution, the “Post Distribution Transaction”), with BellRing Inc. as the surviving corporation and a wholly-owned subsidiary of New BellRing. Pursuant to the Merger, each outstanding share of our Class A Common Stock will be converted into one share of New BellRing common stock plus a to-be-determined amount of cash per share. The exact cash consideration will be determined in accordance with the Transaction Agreement based upon several factors, including the amount of New BellRing indebtedness to be issued. Immediately following the Distribution and Merger, it is expected that Post will own no more than 14.2% of the New BellRing common stock and the Post shareholders will own at least 57.0% of the New BellRing common stock. Legacy Class A common stockholders will own approximately 28.8% of the New BellRing common stock, maintaining their current effective ownership interest in our business. The Transaction Agreement also contemplates that Post and New BellRing will enter into certain customary ancillary agreements in connection with the consummation of the Merger. Completion of the transactions is anticipated to occur in the first calendar quarter of 2022, subject to certain customary closing conditions, although there can be no assurance that the transactions will occur within the expected timeframe or at all.
See “Risk Factors” included in Item 1A of this report and Note 18 within “Notes to Consolidated Financial Statements” included in Part II, Item 8 of this report for more information about the above-mentioned transactions.
COVID-19 Pandemic
The COVID-19 pandemic has caused and continues to cause global economic disruption and uncertainty, including in our business. We continue to closely monitor the impact of the COVID-19 pandemic and developments related thereto on our business and to remain focused on ensuring the health and safety of our employees, maintaining the continuity of our supply chain to serve customers and consumers and preserving financial liquidity to navigate the uncertainty caused by the COVID-19 pandemic. For discussion regarding the impact of the COVID-19 pandemic on our business and financial results, see “Sales, Marketing and Distribution” below, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and “Risk Factors” in Item 1A of this report.
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
While we believe most brands in the convenient nutrition category are positioned to appeal to consumers primarily in one need state, Premier Protein has developed brand equities and product value propositions to appeal to a broad range of consumer need states. We primarily compete in the everyday nutrition and sports nutrition consumer need states, but also appeal to the adult nutrition and weight management consumer need states. We define everyday nutrition as nutritious products that can be consumed throughout the day as part of a healthy lifestyle. Our Dymatize brand is focused primarily on sports nutrition, which we define as consumers looking to supplement sports endurance and body building needs.
Brand Overview
Our primary brands, based on fiscal 2021 sales, are Premier Protein and Dymatize. Together our brands cover the major product forms in the convenient nutrition category and appeal to a broad range of consumer need states. Our percentage of net sales by brand for our year ended September 30, 2021 were as follows: Premier Protein, 83.0%; Dymatize, 12.6%; and other, 4.4%.
Three product forms accounted for the substantial majority of our fiscal 2021 net sales. In our year ended September 30, 2021, RTD protein shakes and other RTD beverages were 81.3% of our net sales, powders were 14.3% of our net sales and nutrition bars were 3.6% of our net sales.
Premier Protein
Our largest brand, Premier Protein, is a leading mainstream, lifestyle brand. Premier Protein’s product portfolio consists of RTD protein shakes, refreshing protein beverages and protein powders. Premier Protein’s flagship RTD protein shakes are available in 11 flavors and contain 30 grams of protein with only one gram of sugar and 160 calories. They are gluten- and soy-free, low fat and fortified with 24 vitamins and minerals. The brand’s Premier Protein with Oats shake line adds more balanced nutrition with 20 grams of protein plus 7 grams of fiber and can be enjoyed both hot and cold. Our RTD protein shakes are formulated to deliver great-tasting, leading protein levels while maintaining one of the leanest nutritional profiles in the category (as measured by sugar and calorie content). Premier Protein’s powder portfolio consists of 100% whey protein products. We believe the product profile appeals to consumers across age ranges in all four need states.
Dymatize
Our Dymatize brand is a market leader targeting fitness enthusiasts who value the brand for its science-based product development, athletic performance focus and great taste. The brand’s portfolio includes an assortment of sports nutrition products, including protein powders. The majority of Dymatize’s sales are generated through protein powders. Our protein powder portfolio consists of three primary products: ISO.100 made with hydrolyzed 100% Whey Protein Isolate, Elite 100% Whey and Super Mass Gainer. ISO.100, the brand’s flagship product, has a global reach with sales in more than seventy countries. In addition to powders, Dymatize offers a suite of products to meet the needs of athletes, including pre-workout and post-workout recovery products. Dymatize products are sold in a variety of retail channels including specialty, FDM, club and online.
Our Customers
Our customers are predominantly club stores, FDM customers, online retailers, specialty retailers, convenience stores and distributors. We sell our products domestically and in more than seventy countries globally. Our U.S. business represented 88.3% of our net sales in our year ended September 30, 2021 and our international business represented 11.7% of our net sales in our year ended September 30, 2021.
Our largest customers, Costco and Walmart (which includes its affiliates, including Sam’s Club), accounted for approximately 65.3% of our net sales in our year ended September 30, 2021. No other customer accounted for more than 10% of our fiscal 2021 net sales.
Sales, Marketing and Distribution
In the U.S., we utilize a direct sales force in multiple channels, including club, FDM, convenience, specialty and eCommerce. We also sell through a broker network for customers in the convenience, grocery and mass channels, and through distributors for the specialty channel. In international markets, we sell our products through a combination of direct sales to retailers and to third party distributors. We utilize a direct sales force in key markets in the European Union (the “E.U.”) for multiple channels, including FDM, convenience, specialty and eCommerce. We also sell through distributors in the specialty channel.
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
Our products are distributed through a network of third party common carriers.
Demand for our products is impacted by changes in consumer behaviors and preferences, and we have experienced, and expect to continue to experience, changes in consumer consumption patterns as a result of the COVID-19 pandemic and the measures that have been and are being taken by governments, businesses, including us, and the public at large to limit the spread, variants and resurgences of COVID-19. Our products generally experienced a decline in sales starting in March 2020, returned to growth rates in line with their pre-pandemic levels during the fourth quarter of fiscal 2020 and remained strong in fiscal 2021. We continue to actively monitor the COVID-19 pandemic and its impact on our business; however, we are unable to accurately predict the future impact that the COVID-19 pandemic will have due to various uncertainties, including the duration, severity and spread of COVID-19, actions that may be taken by governmental authorities in response to the pandemic, the availability and adoption of effective treatments and vaccines, changes in consumer behaviors and preferences and the impact on our supply chain, operations, workforce and the financial markets. For further discussion regarding the impact of the COVID-19 pandemic on our business refer to the “COVID-19 Pandemic” section above, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and “Risk Factors” in Item 1A of this report. For additional discussion, refer to “Cautionary Statement on Forward-Looking Statements” above.
Research and Development
We continue to improve and expand our product offerings with new flavors, ingredients, packaging and process development technologies. We leverage our dedicated market research, consumer insights and innovation teams, supplemented by leading design firms, product development companies, third party flavor houses and consultants.
Supply Chain
Raw Materials. Raw materials used in our business consist of ingredients and packaging materials purchased from local, regional and international suppliers. Our principal ingredients include milk-based, whey-based and soy-based proteins, protein blends, sweeteners and vitamin and mineral blends. Our primary packaging materials include aseptic foil and plastic lined cardboard cartons, flexible and rigid plastic film and containers, beverage packaging and corrugate. We purchase our raw materials in accordance with rigorous standards to assure food quality and safety. Supply availability and prices paid for raw materials can fluctuate widely due to external factors, such as pandemics (including the COVID-19 pandemic) and other outbreaks of contagious diseases, weather conditions, labor disputes, governmental programs, regulations and trade and tariff policies, industry consolidation, economic climate, energy shortages, transportation delays, commodity market prices, currency fluctuations and other unforeseen circumstances. We continuously monitor supply and cost trends of these raw materials to enable us to obtain ingredients and packaging needed for our products.
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
Energy
Electricity and steam are used in the facilities that manufacture our products. In addition, considerable amounts of diesel fuel are used in connection with the distribution of our products.
Manufacturing. We primarily engage third party contract manufacturers in North America and the E.U. to produce our products. We receive products from our third party contract manufacturers for an agreed-upon tolling charge for each item produced as well as other minor costs. Most of our relationships with our contract manufacturing partners include minimum volume commitments, whereby the third party contract manufacturer has committed to produce, and we have committed to purchase, a minimum quantity of product. We own a manufacturing plant in Voerde, Germany that supplies nutrition bars and gels primarily for the E.U., Switzerland and the U.K.
We regularly monitor the capacity and performance of our third party contract manufacturing partners and suppliers and qualify new contract manufacturing partners and suppliers as needed. Given the growth profile of our primary products, we continuously plan for incremental capacity and review additional strategic alternatives to support our business.
From three separate and geographically diverse manufacturing locations, our largest third party contract manufacturer provided approximately 67.5% of our Premier Protein RTD shake supply for our year ended September 30, 2021. Under the terms of a manufacturing agreement with the third party contract manufacturer, Premier Nutrition is required to purchase a minimum annual order volume of RTD protein shakes and has the right (but not the obligation) to order quantities in excess of a monthly minimum amount provided the third party contract manufacturer has the capacity and the ability to produce such additional quantities. In addition, under the terms of the manufacturing agreement, the third party contract manufacturer has committed to produce an annual minimum volume of RTD protein shakes. The manufacturing agreement also contains detailed provisions regarding the product specifications and quality standards for the products to be manufactured and packaged by the third party contract manufacturer, the tolling charges for each item produced (and certain other costs) to be paid by Premier Nutrition (and related payment terms), shipping and storage obligations, the rights of a party in the event the other party does not comply with its obligations under the manufacturing agreement and other customary contractual terms and conditions. The manufacturing agreement expires on December 31, 2022.
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
Distribution. In North America, our products typically are shipped directly from our contract manufacturing partners to a network of third party warehouses. Products are distributed from third party warehouses to customer distribution centers or retail stores or are exported to international customers. Occasionally, we ship products directly from our third party contract manufacturers to our customers’ distribution centers.
We maintain one third party warehouse location in Germany, which receives products from our production facility located in Voerde, Germany or directly from our third party contract manufacturers. Our branded products are distributed from third party warehouses to customer distribution centers or retail stores or are exported to international customers.
Competition
The convenient nutrition category in which we operate is highly competitive and highly sensitive to both pricing and promotion. We compete with other brands, including private label and store brand products, and with many nutritional food and beverage players. We have numerous competitors of varying sizes, including manufacturers of other branded food and beverage products, as well as manufacturers of private label products. Some of our competitors have substantially more financial, marketing and other resources than us. Competition in our industry is based on, among other things, product quality, taste, functional benefits, nutritional value and ingredients, convenience, brand loyalty and positioning, product variety, product packaging, shelf space, price, promotional activities and the ability to identify and satisfy dynamic, emerging consumer preferences. Our principal strategies for competing in our industry include strong and impactful marketing to build awareness of our products, effective customer relationship management, category insights, superior product quality and food safety, product innovation, an efficient supply chain and competitive pricing. We expect the industry we operate in to remain highly competitive for the foreseeable future.
Seasonality
We experience seasonal fluctuations in our sales and earnings before interest and taxes (“EBIT”) margins because of consumer spending patterns and timing of our key retailers’ promotional activity. Historically, our first quarter of the fiscal year is seasonally low for net sales for all brands driven by a slowdown of consumption of our products during the holiday season. Sales are typically higher throughout the remainder of the fiscal year as a result of stronger consumer demand in our second quarter of the fiscal year, promotional activity at key retailers and organic growth of the business. Seasonal fluctuations in our sales and EBIT margins may not be the same in the future as they have been historically. For a discussion of the impact of the COVID-19 pandemic, which impacted sales trends for fiscal 2020 and 2021, refer to “Sales, Marketing and Distribution” above.

Trademarks and Intellectual Property
We own or have licenses to use a number of trademarks that are critical to the success of our business. Our key trademarks include BellRing®, BellRing Brands®, Premier Protein®, Premier Nutrition®, Dymatize®, ISO.100®, PowerBar® and Joint Juice®, each of which we own, as well as trademarks that we license from third parties, such as Pebbles® and Dunkin®. Our owned trademarks are, in most cases, protected through registration in the U.S. or Germany, as well as in many other countries where the related brands or products are sold. We also own, or have applications pending, for several patents in the U.S. and other countries. While our patent portfolio as a whole is material to our business, no one patent or group of related patents is material to our business. In addition, we have copyrights, proprietary trade secrets, technology, know-how processes and other intellectual property rights that are not registered.
We rely on a combination of trademark law, copyright law, trade secrets, non-disclosure and confidentiality agreements and provisions in agreements and other measures to establish and protect our proprietary rights to our products, packaging, processes and intellectual property.
Governmental Regulation and Environmental Matters
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
Our products are regulated in the U.S. either as food or dietary supplements, which internationally may be regulated as pharmaceuticals or other health food categories. As a producer and distributor of goods for human consumption, we must comply with stringent production, storage, recordkeeping, distribution, labeling and marketing standards established by the Food and Drug Administration (the “FDA”), the U.S. Department of Agriculture (the “USDA”), the Federal Trade Commission and state and local agencies in the U.S. We also must comply with standards established by similar regulatory agencies in Canada, Mexico, the E.U. and elsewhere. In addition, some of our products are produced and marketed under contract as part of special certification programs such as organic, kosher or non-GMO, and must comply with the strict standards of federal, state and third party certifying organizations. Products that do not meet regulatory or third party standards may be considered adulterated or misbranded and subject to withdrawal or recall. Additionally, following the adoption of the Food Safety Modernization Act in the U.S. and the Safe Foods for Canadians Act in Canada, the FDA and the Canadian Food Inspection Agency are implementing additional regulations focused on prevention of food contamination, more frequent inspection of high-risk facilities, increased record-keeping and improved tracing of food.
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
In addition, our operations are subject to various federal, state and foreign laws and regulations regarding data privacy, including the General Data Protection Regulation, the E.U.’s retained law version of the General Data Protection Regulation and the California Privacy Rights Act, each of which applies to certain aspects of our business and deal with the collection and use of personal information obtained from data subjects. As a company with international operations, we also are subject to laws, rules and regulations in the U.S. and other countries related to anti-corruption, antitrust and competition and economic sanctions.
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
Human Capital
We have approximately 355 employees as of November 1, 2021. Of these employees, approximately 205 are in the U.S., approximately 140 are in Germany and approximately 10 are in other countries. Our people are critical to our success and we prioritize providing a safe, rewarding and respectful workplace where our people are provided with opportunities to pursue career paths based on skills, performance and mindset. We adhere to our Code of Conduct, which sets forth a commitment to our stakeholders, including our employees, to operate with integrity and mutual respect.

Health and Safety
We are committed to maintaining a healthy and safe workplace for our employees. In our Voerde, Germany manufacturing facility, we have a comprehensive safety and risk management system in place that incorporates rigorous safety standards and practices, employee and leadership training to ensure consistent implementation of our safety protocols and periodic internal and external audits to evaluate our compliance with these policies.
Talent Acquisition, Development, Engagement and Retention
Acquiring, developing, engaging and retaining a diverse and talented workforce is key to accomplishing our goals and achieving business results.
We have taken steps to enhance our talent acquisition processes, including implementing diversity training for recruiters, employee training on interview skills and processes to improve our candidate selection process to promote more diversity among our employees. We also have updated our careers websites and job descriptions and increased community outreach to enable us to reach a wider audience of candidates.
Providing development opportunities and resources for our employees is another key factor in our human capital strategy. We offer a variety of training and development programs for employees at all levels of our organization, including monthly development trainings for people leaders of all levels, along with in depth workshops for new managers.
We check in with our employees through regular engagement surveys and then act on those survey results, as appropriate. Employee-led groups, opportunities to participate in informal wellness activities and philanthropic work are informed by what our employees identify as important to them. We measure our progress and take additional actions, as needed. We communicate transparently with our employees about the organization to keep our employees informed and engaged.
We strive to develop and implement compensation and benefits policies and programs that support our business goals, maintain competitiveness, promote shared fiscal responsibility among the Company and our employees, strategically align talent within our organization and reward performance, while also managing the costs of such policies and programs. We provide our employees with competitive fixed and/or variable pay and, for eligible employees, we currently provide access to medical, dental and life insurance benefits, disability coverage, a 401(k) plan and employee assistance programs, among other benefits.
Diversity, Equity, Inclusion and Belonging
We recognize the importance of a diverse, equitable and inclusive culture for our employees and we are dedicated to creating an inclusive environment that reflects the communities in which we live and work. We have implemented initiatives to track and improve our performance in these areas. During fiscal 2021, we conducted company-wide workshops on diversity topics, as well as online respectful workplace training for all employees.
COVID-19 Response
During fiscal 2021, as the COVID-19 pandemic has persisted, we have continued to prioritize the health, safety and well-being of our employees. Many of the safety measures implemented in fiscal 2020 also were utilized in fiscal 2021. At various points during fiscal 2021, these measures have included, where practicable: practicing social distancing, providing personal protective equipment, encouraging hygiene practices advised by health authorities, restricting business travel and site visitors, increasing ventilation to promote air exchanges, placing air purifying units throughout our offices and implementing remote working for certain office employees. We continue to monitor our practices to remain aligned with federal, state, local and international laws, regulations and guidelines.
Additional Information
We make available, free of charge, through our website (www.bellringbrands.com) reports we file with, or furnish to, the Securities and Exchange Commission (the “SEC”), including our annual reports on Forms 10-K, quarterly reports on Forms 10-Q, current reports on Forms 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. The SEC maintains an internet site containing these reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. Our Corporate Governance Guidelines, our Code of Conduct and the charters of the Audit and Corporate Governance and Compensation Committees of our Board of Directors also are available on our website, where they can be printed free of charge. All of these documents also are available to stockholders at no charge upon request sent to BellRing’s corporate secretary (2503 S. Hanley Road, St. Louis, Missouri 63144-2503, Telephone: 314-644-7600). The information and other content contained on our website are not part of (or incorporated by reference in) this report or any other document we file with the SEC.

Information about our Executive Officers
The section below provides information regarding our executive officers as of November 19, 2021:
Robert V. Vitale, age 55, has served as our Executive Chairman since September 2019 and serves as our co-principal executive officer. Mr. Vitale has been the President and Chief Executive Officer of Post, and a member of Post’s board of directors, since November 2014. Previously, Mr. Vitale served as Chief Financial Officer of Post from October 2011 until November 2014. He served as President and Chief Executive Officer of AHM Financial Group, LLC, a diversified provider of insurance brokerage and wealth management services, from 2006 until 2011 and previously was a partner of Westgate Equity Partners, LLC, a consumer-oriented private equity firm. Mr. Vitale is a member of the board of directors of 8th Avenue Food & Provisions, Inc., a private brand-centric consumer products holding company owned by Post and other third parties. Mr. Vitale also has been the president and chief investment officer of Post Holdings Partnering Corporation, a publicly-traded affiliate of Post that is a special purpose acquisition company formed for the purpose of effecting a partnering transaction with one or more businesses, since January 2021, and has served on the board of directors of Energizer Holdings, Inc., a publicly traded manufacturer and distributor of primary batteries, portable lights and auto care, appearance, performance, refrigerant and fragrance products, since August 2017. Mr. Vitale earned his undergraduate degree from St. Louis University and his MBA from Washington University.
Darcy H. Davenport, age 48, has served as our President and Chief Executive Officer since September 2019, has served as a member of our Board of Directors since the completion of our IPO and serves as our co-principal executive officer. Until the completion of the IPO, Ms. Davenport served as President of Post’s active nutrition business since October 2017 and as President of Premier Nutrition, which became a subsidiary of BellRing Inc. upon completion of our IPO, since November 2016. Ms. Davenport previously served as General Manager of Premier Nutrition from October 2014 to November 2016 and Vice President of Marketing from October 2011 to October 2014. Prior to joining Premier Nutrition, Ms. Davenport served as Director of Brand Marketing at Joint Juice, Inc., a liquid dietary supplement manufacturer, from May 2009 to October 2011, when it combined with Premier Nutrition. Ms. Davenport has served as a member of the board of directors of Blentech Corporation, a company focusing on developing custom-made, food processing solutions including equipment, integrated systems and software, since January 2010. Ms. Davenport earned her undergraduate degree from Princeton University and her MBA from New York University’s Leonard N. Stern School of Business.
Douglas J. Cornille, age 49, has served as Senior Vice President, Marketing of Premier Nutrition, which became a subsidiary of BellRing Inc. upon completion of our IPO, since July 2015. Prior to joining Premier Nutrition, Mr. Cornille was Brand Director at Clif Bar & Company, a manufacturer of various food products, from August 2011 to July 2015 and was Senior Brand Manager at Dreyer’s Grand Ice Cream Holdings, Inc., a manufacturer of ice cream and frozen yogurt, from September 2003 to August 2011. Mr. Cornille earned his undergraduate degree from Rhodes College and attended Oxford University, St. John’s College. Mr. Cornille earned his MBA from Duke University - The Fuqua School of Business.
R. Lee Partin, age 68, has served as Senior Vice President, Sales of Premier Nutrition, which became a subsidiary of BellRing Inc. upon completion of our IPO, since March 2012. Prior to joining Premier Nutrition, Mr. Partin was Director of Sales of Joint Juice, Inc., a liquid dietary supplement manufacturer that combined with Premier Nutrition in October 2011, from September 2008 to March 2012. Mr. Partin previously was a general manager of Dreyer’s Grand Ice Cream Holdings, Inc., a manufacturer of ice cream and frozen yogurt, from November 1982 to September 2008. Mr. Partin is a graduate of Virginia Commonwealth University - School of Business.
Paul A. Rode, age 51, has served as our Chief Financial Officer since September 2019 and serves as our principal financial officer and principal accounting officer. Mr. Rode served as Chief Financial Officer of Post’s active nutrition business from May 2015 until the completion of our IPO and as Chief Financial Officer of Consumer Brands, a prior reporting segment of Post, from November 2014 to May 2015. Mr. Rode previously served as Vice President, Finance of Post from January 2014 to November 2014 and Vice President, Corporate Development of Post from October 2013 to January 2014. Prior to joining Post, Mr. Rode served as Vice President, Corporate Controller of Ralcorp Holdings, Inc., which was a publicly traded consumer products company and the former parent company of Post, from February 2010 to September 2013. Mr. Rode earned his undergraduate degree from the University of Kentucky and his MBA from Northwestern University’s Kellogg School of Management.
Craig L. Rosenthal, age 50, has served as our Senior Vice President, General Counsel and Secretary since August 2019. Prior to joining BellRing Inc., Mr. Rosenthal was an attorney at Husch Blackwell LLP from May 2019 to August 2019. From January 2018 to May 2019, while complying with the terms of a non-competition agreement entered into with a previous employer that expired in March 2019, Mr. Rosenthal provided legal counsel regarding business transactions to small businesses and individuals. Mr. Rosenthal served as Senior Vice President-Law and Assistant Secretary at Altice USA, Inc., a publicly traded broadband communications and video services provider, from June 2016 to December 2017. Prior to that, Mr. Rosenthal was Senior Vice President, General Counsel and Secretary at Cequel Communications, LLC dba Suddenlink Communications, a telecommunications and technology company, from 2005 to June 2016, when it was acquired by Altice USA, Inc. Previously,

Mr. Rosenthal was an attorney at Husch & Eppenberger LLC (now Husch Blackwell LLP). Mr. Rosenthal earned his undergraduate degree from the University of Missouri-Columbia and juris doctorate from Washington University School of Law.
Robin Singh, age 52, has served as Senior Vice President, Operations of Premier Nutrition, which became a subsidiary of BellRing Inc. upon completion of our IPO, since March 2019. Prior to joining Premier Nutrition, Mr. Singh held various senior leadership positions at Mondelez International, Inc., a publicly traded multinational snack food company, from 1996 until March 2019, including Vice President of Operations from July 2018 to March 2019, Director of Supply Chain Strategy and Supply Chain Reinvention North America from February 2016 to July 2018, and Director of Supply Planning North America from January 2014 to January 2016. Mr. Singh attended The University of Western Ontario - Richard Ivey School of Business and the University of Guelph, Ontario.

ITEM 1A.    RISK FACTORS
In addition to the information discussed elsewhere in this report, the following risks and uncertainties, some of which have occurred and any of which may occur in the future, could have a material adverse effect on our business, financial condition, results of operations and cash flows. Although the risks below are organized by heading, and each risk is described separately, many of the risks are interrelated. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business, financial condition, results of operations and cash flows.
Industry and Operating Risks
Global health developments and economic uncertainty resulting from the COVID-19 pandemic have adversely impacted, are adversely impacting and could continue to adversely impact, our financial and operational performance.
The public health crisis caused by the COVID-19 pandemic and the measures that have been and are being taken by governments, businesses, including us, and the public at large to directly and indirectly respond to and limit the spread, variants and resurgences of COVID-19 have had, are having and could continue to have certain impacts on our financial and operational performance, including the following:
•We have experienced, and we expect that we will continue to experience, temporary workforce or other disruptions in our supply chain, including our third party contract manufacturers, as a result of the COVID-19 pandemic, including employee absenteeism and labor shortages, which have negatively impacted and we expect will continue to negatively impact our and our third party contract manufacturers’ ability to manufacture, and our ability to deliver, our products. We have had to, and expect to have future needs to, place one or more of our products on allocation.
•We have experienced, and could continue to experience, shifts in consumption of our products due to reduced on-the-go usage occasions resulting from permanent and temporary business closures, shelter-in-place regulations or recommendations and changes in consumer behavior in response to the COVID-19 pandemic. Due to these food consumption shifts, during fiscal 2020, we saw reduced consumption of our products. If the COVID-19 pandemic persists or intensifies, the negative impacts on consumption of our products could recur, be more prolonged or may become more severe.
•The impact of the COVID-19 pandemic on our operations and the operations of third parties in our supply chain has included, and we expect in the future will include, increases in the cost, or reductions in the availability and timely delivery of, ingredients, packaging and other materials used to manufacture our products, operational delays, increases in the cost of freight and lack of adequate manufacturing capacity and has resulted in, and we expect will result in additional, interruptions in our supply chain. In addition, failure of third parties on which we rely (raw materials suppliers, third party contract manufacturers, distributors, contractors, external business partners and commercial banks) to meet their obligations to us or disruptions of their ability to do so could adversely impact our business, financial condition, results of operations and cash flows.
•We have incurred, and may continue to incur, increased operating costs, including facility reconfiguration costs to enhance social distancing, purchases of equipment and supplies that are in high demand and costs to engage third party resources, as a result of the COVID-19 pandemic. In addition, we have incurred, and may continue to incur, additional expenses to comply with new requirements imposed by governmental authorities in response to the COVID-19 pandemic.
•Changes and volatility in consumer purchasing and consumption patterns may increase demand for our products (such as occurred for certain of our products beginning in the second quarter of fiscal 2021 and which we expect to continue into fiscal 2022), which in certain cases exceeded, and could in the future exceed, our production capacity or otherwise strain our supply chain and resulted in, and could in the future result in, one or more of our products being placed on allocation.
•Consumer perceptions of our Company’s response to the COVID-19 pandemic, and any perceived quality or health concerns (whether or not valid) regarding our products, could affect our brand value.
•Significant policy changes in markets in which we manufacture, sell or distribute our products (including quarantines, import or export restrictions, price controls, governmental or regulatory actions, closures or other restrictions or unemployment or other benefits) could adversely impact our business, financial condition, results of operations and cash flows.
•Deteriorating economic conditions resulting from the COVID-19 pandemic, including economic slowdowns or recessions or significant disruptions or volatility in financial markets, could limit our ability to satisfy our debt obligations or impact the cost or availability of additional capital.

•Actions we have taken or may take, or decisions we have made or may make, in response to the COVID-19 pandemic may result in investigations, legal claims or litigation against us.
•Continued business disruptions and uncertainties related to the COVID-19 pandemic for a sustained period of time could result in additional delays or modifications to our strategic plans and other initiatives and hinder our ability to achieve anticipated cost savings and productivity initiatives on planned timelines.
•Changes in trade promotion activities could adversely impact our business, financial condition, results of operations and cash flows.
These and other impacts have caused, and may continue to cause, an adverse effect on our business, financial condition, results of operations and cash flows that have been and may continue to be material. In addition, such impacts of the COVID-19 pandemic have heightened, or in some cases manifested, other risks set forth below, any of which could have a material effect on us. Although restrictions on mobility have been reduced or in some cases lifted, the COVID-19 pandemic continues, and we expect will continue, to impact our business. This situation is changing rapidly and additional impacts may arise that we are not aware of as of the date hereof. The extent and potential short and long term impact of the COVID-19 pandemic on our business, financial condition, results of operations and cash flows, which could be material, will depend on future developments, including the duration, severity and spread of COVID-19, actions that have and may be taken by governmental authorities in response to the pandemic, the availability and adoption of effective treatments and vaccines, changing consumer behaviors and the impact on our supply chain, operations, workforce and the financial markets, all of which remain highly uncertain and cannot be predicted.
A substantial amount of our net sales comes from our RTD protein shakes, and a decrease in sales of our RTD protein shakes would adversely affect our business, financial condition, results of operations and cash flows.
A substantial amount of our net sales is derived from our RTD protein shakes. Sales of our RTD protein shakes represented approximately 80.2% of our net sales in our year ended September 30, 2021. We believe that sales of our RTD protein shakes will continue to constitute a substantial amount of our net sales for the foreseeable future. Our business, financial condition, results of operations and cash flows would be harmed by a decline in the market for our RTD protein shakes, increased competition in the market for those products, disruptions in our ability to produce those products, whether due to manufacturer inability, supply chain failures or otherwise (including as a result of the COVID-19 pandemic), or our failure or inability to provide sufficient investment to support and market those products as needed to maintain or grow their competitive position or to achieve more widespread market acceptance.
We operate in a category with strong competition.
The convenient nutrition category in which we operate is highly competitive. We compete with other brands in the convenient nutrition category and with many nutritional food and beverage players, as well as manufacturers of private label and store brand products. Many of our competitors offer products similar to our products, or a wider range of products than we offer, and may offer their products at more competitive prices than we do. Competition in our industry is based on, among other things, product quality, taste, functional benefits, nutritional value and ingredients, convenience, brand loyalty and positioning, product variety, product packaging, shelf space, price, promotional activities and the ability to identify and satisfy dynamic, emerging consumer preferences. Some of our principal competitors have substantially more financial, marketing and other resources than we have. Our category also includes a number of smaller competitors, many of whom offer products similar to ours and may have unique ties to retailers. A strong competitive response from one or more of our competitors to our marketplace efforts, or a shift in consumer preferences to competitors’ products, could result in us reducing pricing, increasing marketing or other expenditures or losing market share. Competitive pressures also may restrict our ability to increase our prices, including in response to cost increases. Our profits could decrease if a reduction in prices or increased costs are not counterbalanced with increased sales volume. In addition, our competitors are increasingly using social media networks to advertise products. If we are unable to use social media effectively to advertise our products, it could adversely affect our business, financial condition, results of operations and cash flows.
Disruption of our supply chain, including as a result of the COVID-19 pandemic, and changes in weather conditions could have an adverse effect on our business, financial condition, results of operations and cash flows.
Our ability to make, move and sell products in coordination with our suppliers, third party contract manufacturers and distributors is critical to our success. Damage or disruption to our collective supply, manufacturing or distribution capabilities resulting from weather, freight carrier availability, any potential effects of climate change, natural disaster, pandemics (such as the COVID-19 pandemic) or other outbreaks of contagious diseases, governmental restrictions or mandates, labor shortages, border closures, freight carrier availability, agricultural diseases, fires or evacuations related thereto, explosions, cyber incidents, terrorism, strikes or other labor unrest, repairs or enhancements at facilities manufacturing or delivering our products or other reasons could impair our ability to source inputs or manufacture, sell or timely deliver our products.

Changes in weather conditions and natural disasters, such as fires, floods, droughts, frosts, hurricanes, earthquakes, tornadoes, insect infestations and plant disease, also may affect the cost and supply of commodities used as raw materials, including milk-based, whey-based and soy-based proteins, protein blends, sweeteners and vitamin and mineral blends. Further, as we rely on a limited number of third party suppliers to provide certain ingredients and packaging materials, and one supplier for the majority of our milk-based protein, adverse events affecting such suppliers may limit our ability to obtain such raw materials, or alternatives for these raw materials, at competitive prices, or at all. For example, for our year ended September 30, 2021, approximately 67.5% of our Premier Protein RTD shake supply came from our largest third party contract manufacturer, with approximately 38.3% of our Premier Protein RTD shake supply manufactured at its Joplin, Missouri facility. In 2011, a major tornado struck Joplin, Missouri, but our supply of product from the Joplin, Missouri facility was not impacted. In addition, production of the RTD protein shakes in the 11 ounce size by our third party contract manufacturers requires packaging that we currently are sourcing from only one supplier, and equipment that our third party contract manufacturers are currently sourcing from the same supplier. Our supply of packaging for our 11 ounce RTD protein shakes from this supplier comes primarily from three of its locations. Competitors can be affected differently by weather conditions and natural disasters depending on the location of their suppliers and operations.
As previously discussed, during fiscal 2020 and 2021, the COVID-19 pandemic has impacted, and we expect will continue to impact, our operations, including disruptions in our supply chain. During the COVID-19 pandemic, demand for certain of our products has in certain cases exceeded our production capacity and we expect will continue to do so in the future or otherwise strain our supply chain. We continue to actively monitor the COVID-19 pandemic and its impact on our supply chain and operations; however, we are unable to accurately predict the future impact that the COVID-19 pandemic will have due to various uncertainties, including the ultimate geographic spread of the virus, the severity of the virus, variants of the virus, the duration of the outbreak, actions that may be taken by governmental authorities, the availability and adoption of effective treatments and vaccines and changes in consumer behaviors.
We are currently dependent on a limited number of third party contract manufacturers for the manufacturing of most of our products, including one manufacturer for the substantial majority of our RTD protein shakes. Our business could suffer as a result of a third party contract manufacturer’s inability to produce our products for us in the quantities required, on time or to our specifications.
All of our RTD protein shakes and most of our other products are manufactured by a limited number of independent third party contract manufacturers. For our year ended September 30, 2021, approximately 67.5% of our Premier Protein RTD shake supply came from a single manufacturer and approximately 38.3% from a single facility of that manufacturer. Although we have added additional third party contract manufacturers of our Premier Protein RTD shakes to our third party contract manufacturing network, our number of third party contract manufacturers is still limited and if one or more of our third party contract manufacturers is unable to meet our supply requirements, it could have a material adverse impact on our business, financial condition, results of operations and cash flows. We are currently in litigation with a former third party contract manufacturer, which we had expected to produce less than 10% of our RTD protein shakes for our year ended September 30, 2019, that resulted in our termination of our agreement with it. Also, if we experience significant increases in demand for our products, as we did beginning in the second quarter of fiscal 2021 and which we expect to continue into fiscal 2022, we and these third party contract manufacturers may not be able to obtain in a timely manner the equipment, ingredients (including whey protein) or packaging materials required to manufacture our products (including, in particular, the Premier Protein RTD shakes in the 11 ounce size and Dymatize powders) and allocate sufficient capacity to us in order to meet our requirements, fill our orders in a timely manner or meet our quality standards. Further, we may experience operational difficulties with any of these third party contract manufacturers, such as limitations on production capacity, failure to meet our quantity requirements, including as a result of pandemics (such as the COVID-19 pandemic) or other outbreaks of contagious diseases, increases in manufacturing costs, errors in complying with product specifications, insufficient quality control and failure to meet production deadlines. In addition, we rely in part on our independent third party contract manufacturers to maintain the quality of our products. The failure or inability of our independent third party contract manufacturers to comply with the specifications and requirements of our products could result in product withdrawal or recall, which could materially and adversely affect our reputation and subject us to significant liability should the consumption of any of our products cause or be claimed to cause illness or physical harm. The inability of third party contract manufacturers to ship orders in a timely manner, in desirable quantities or to meet our safety, quality and social compliance standards or regulatory requirements could have a material adverse impact on our business, financial condition, results of operations and cash flows. Additionally, our business could be adversely affected if any of these third parties fail to comply with governmental regulations applicable to the manufacturing of our products or if any of these third parties cease doing business with us or go out of business.
Certain of our relationships with these third parties are subject to minimum volume commitments, whereby the third party contract manufacturer has committed to produce, and we have committed to purchase, a minimum quantity of product, and we or the contract manufacturer may alternatively pay the other a mostly fixed amount rather than produce or purchase the minimum quantities. Despite the minimum volume commitments, we may nonetheless experience situations where such manufacturers are unable to fulfill their minimum volume obligations under our agreements or cannot produce sufficient amount of product to meet consumer demand. For example, due to better than expected volume growth for our Premier Protein RTD shakes in both the second half of fiscal 2018 and, along with Dymatize powders, in the second half of fiscal 2021, each of which we expect to continue into fiscal 2022, delays in planned incremental production capacity by our third party contract manufacturer network and (in the case of Dymatize powders) whey protein availability, our customer demand exceeded our available capacity and resulted in Premier Protein RTD shakes inventory below acceptable levels at September 30, 2018 and Premier Protein RTD shakes and Dymatize powders inventories below acceptable levels at September 30, 2021. If we need to replace an existing third party contract manufacturer, our products may not be available when required on acceptable terms, or at all. Also, if demand for our products is significantly below our expectations, we may be obligated to pay penalties to our third party contract manufacturers for failing to purchase contracted minimum purchase quantities.
Our reliance on a limited number of suppliers for certain equipment, ingredients and packaging materials, the price and availability of ingredients and packaging materials, higher freight costs and higher energy costs could negatively impact our business, financial condition, results of operations and cash flows.
We rely on a limited number of third party suppliers to provide certain equipment, ingredients and packaging materials used in our business. The primary ingredients used in our business include milk-based, whey-based and soy-based proteins, protein blends, sweeteners and vitamin and mineral blends, and one supplier provides the majority of our milk-based protein. The supply and price of these ingredients are subject to market conditions and are influenced by many factors beyond our control, including labor shortages, pandemics (such as the COVID-19 pandemic) or other outbreaks of contagious diseases, animal feed costs, weather patterns affecting ingredient production, governmental programs and regulations, insects, plant diseases and inflation. Our primary packaging materials include aseptic foil and plastic lined cardboard cartons, flexible and rigid plastic film and containers, beverage packaging and corrugate. We utilize a sole supplier for the aseptic packaging for, and our third party contract manufacturers use equipment from the same sole supplier to manufacture, our Premier Protein RTD shakes in the 11 ounce size. Although we maintain relationships with suppliers with the objective of ensuring that we have adequate sources for the supply of such ingredients and packaging materials, increases in demand for such items, both within our industry and in general, can result in shortages and higher costs. Our suppliers may not be able to meet our delivery schedules, we may lose a significant or sole supplier, a supplier may not be able to meet performance and quality specifications and we may not be able to purchase such items at a competitive cost. Further, the supply and price of these inputs are subject to market conditions and are impacted by many factors beyond our control, including labor shortages, pandemics (such as the COVID-19 pandemic) and other outbreaks of contagious diseases weather conditions, natural disasters, governmental programs, regulations and trade and tariff policies, insects, plant diseases, inflation and increased demand. Our freight costs have increased and may continue to increase due to factors such as labor shortages, increased fuel costs, limited carrier availability, increased compliance costs associated with new or changing government regulations, pandemics (such as the COVID-19 pandemic) or other outbreaks of contagious diseases and inflation. Higher prices for natural gas, propane, electricity and fuel also may increase our ingredient, production and delivery costs. Historically, the prices of certain of our raw materials, energy and other supplies used in our business have fluctuated widely and this volatility has been heightened during the COVID-19 pandemic. In addition, we have experienced and expect in the future to experience shortages of certain of our raw materials, which result in us paying increased costs for such inputs and impact our ability to produce our products.
The prices charged for our products may not reflect changes in our input costs at the time they occur, or at all. Accordingly, changes in input costs may limit our ability to maintain existing margins and may have a material adverse effect on our business, financial condition, results of operations and cash flows. While we try to manage the impact of increases in certain of these costs by locking in prices on quantities required to meet our anticipated production requirements, if we fail, or are unable, to hedge and prices subsequently increase, or if we institute a hedge and prices subsequently decrease, our costs may be greater than anticipated or greater than our competitors’ costs, and our business, financial condition, results of operations and cash flows could be adversely affected.
We must identify changing consumer and customer preferences and behaviors and develop and offer products to meet these preferences.
Consumer and customer preferences and behaviors evolve over time due to a variety of factors. The success of our business depends on our ability to identify these changing preferences and behaviors, to distinguish between short-term trends and long-term changes in such preferences and behaviors, and to continue to develop and offer products that appeal to consumers and customers through the sales channels that they prefer. Consumer preference and behavior changes include dietary trends, attention to different nutritional aspects of foods and beverages, consumer in-home and on-the-go consumption patterns, preferences for certain sales channels, concerns regarding the health effects of certain foods and beverages, attention to sourcing practices relating to ingredients, animal welfare concerns, environmental concerns regarding packaging and attention to other social and governance aspects of our Company and operations. Several of our customers have announced goals to transition to recyclable, compostable or reusable packaging. These changing preferences and requirements could require us to use specially sourced ingredients and packaging types that may be more difficult to source or entail a higher cost or incremental capital investment which we may not be able to pass on to customers.
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
Although we strive to respond to consumer or customer preferences and social expectations, we may not be successful in these efforts. Any significant changes in consumer or customer preferences or our inability to anticipate or react, or effectively introduce new products in response, to such changes could result in reduced demand for our products, which could negatively impact our business, financial condition, results of operations and cash flows.
Our results may be adversely impacted if consumers do not maintain favorable perceptions of our brands.
Maintaining and continually enhancing the value of our brands is critical to the success of our business. Brand value is based in large part on consumer perceptions. Brand value could diminish significantly due to a number of factors, including our products becoming unavailable to consumers, our failure to maintain the quality of our products, the failure of our products to deliver consistently positive consumer experiences, adverse publicity about our or our suppliers’ or third party contract manufacturers’ business practices, our products, packaging or ingredients, concerns about food safety, real or perceived health concerns regarding our products or consumer perception that we have acted in an irresponsible manner. Consumer demand for our products also may be impacted by changes in the level of advertising or promotional support. We may need to increase our marketing and advertising spending in order to maintain and increase customer and consumer awareness, protect and grow our existing market share or to promote new products, which could impact our business, financial condition, results of operations and cash flows. However, an increase in our marketing and advertising efforts may not maintain our current reputation or lead to an increase in brand awareness. Negative perceptions of the food and beverage industry as a whole, or the convenient nutrition category, may heighten attention from consumers, third parties, the media, governments, stockholders and other stakeholders to such factors and could adversely affect our brand image. The growing use of social and digital media by consumers, us and third parties increases the speed and extent that information or misinformation and opinions can be shared. Negative posts or comments about us, our brands, products or packaging or the food and beverage industry generally on social or digital media (whether factual or not) or security breaches related to use of our social media could seriously damage our brands and reputation. If we do not maintain favorable perceptions of our products and our brands, or if we experience a loss of consumer confidence in our brands, our business, financial condition, results of operations and cash flows could be adversely impacted.
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
Selling food products, beverages and nutritional supplements involves a number of legal and other risks, including contamination, spoilage, degradation, tampering, mislabeling or other adulteration. Additionally, many of the raw materials used to make certain of our products, particularly milk-based protein and nuts, are vulnerable to spoilage and contamination by naturally occurring molds and pathogens, such as salmonella, and pests. These pathogens may survive in our products as a result of improper handling by customers or consumers. We do not have control over handling procedures once our products have been shipped for distribution. We may need to recall or withdraw some or all of our products if they become damaged, contaminated, adulterated, mislabeled or misbranded, whether caused by us or someone in our manufacturing or supply chain. A recall or withdrawal could result in destruction of product ingredients and inventory, negative publicity, temporary plant closings for us or our third party contract manufacturers, supply chain interruption, substantial costs of compliance or remediation, fines and increased scrutiny by federal, state and foreign regulatory agencies. New scientific discoveries regarding microbes and food manufacturing may bring additional risks and latent liability. Should consumption of any product cause injury, we may be liable for monetary damages as a result of a judgment against us. In addition, adverse publicity, including claims, whether or not valid, that our products or ingredients are unsafe or of poor quality, may discourage consumers from buying our products or cause production and delivery disruptions. Although we have various insurance programs in place and may have rights to indemnification in certain situations, any of these events or a loss of consumer confidence could have an adverse effect on our business, financial condition, results of operations and cash flows.
Loss of, a significant reduction of purchases by or bankruptcy of a major customer may adversely affect our business, financial condition, results of operations and cash flows.
A limited number of customer accounts represents a large percentage of our combined net sales. Our largest customers, Costco and Walmart and its affiliates (which includes Sam’s Club), accounted for approximately 65.3% of our net sales in our year ended September 30, 2021.
The success of our business depends, in part, on our ability to maintain our level of sales and product distribution through the club, FDM, eCommerce, specialty and convenience channels. The competition to supply products to these high-volume stores is intense. Currently, we do not have material long-term supply agreements with our customers, and our customers frequently reevaluate the products they carry. A decision by our major customers to decrease the amount of product purchased from us, including in response to shifts in consumer purchasing or traffic trends attributable to the COVID-19 pandemic or otherwise, sell another brand on an exclusive or priority basis or change the manner of doing business with us could reduce our revenues and materially adversely affect our business, financial condition, results of operations and cash flows. Our customers also may offer branded and private label products that compete directly with our products for retail shelf space and consumer purchases. Accordingly, there is a risk that our customers may give higher priority to their own products or to the products of our competitors. In the event of a loss of any of our large customers, a significant reduction of purchases by any of our large customers or the bankruptcy or serious financial difficulty of any of our large customers, our business, financial condition, results of operations and cash flows may be adversely affected.
We may not be able to effectively manage our growth, which could materially harm our business, financial condition, results of operations and cash flows.
Our growth has placed, and we expect that our continued growth may place, a significant demand on our management, personnel, systems and resources. Our continued growth will require an increased investment by us in our third party manufacturing relationships, personnel, technology, facilities and financial and management systems and controls, including monitoring and assuring our compliance with applicable regulations. We will need to integrate, train and manage a growing employee base. Unless our growth results in an increase in our revenues that is proportionate to the increase in our costs associated with this growth, our operating margins and profitability will be adversely affected. If we fail to effectively manage our growth, our business, financial condition, results of operations and cash flows could be materially harmed.
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
Our international operations subject us to additional risks.
We are subject to a number of risks related to doing business internationally, any of which could significantly harm our financial and operational performance. These risks include:
•restrictions on the transfer of funds to and from foreign countries, including potentially negative tax consequences;
•unfavorable changes in tariffs, quotas, trade barriers or other export or import restrictions;
•unfavorable changes in local regulatory requirements that impact our ability to sell our products in that country;
•unfavorable foreign exchange controls and currency exchange rates, including those that may occur as a result of the COVID-19 pandemic;
•challenges associated with cross-border product distribution, including those that have been caused or may in the future be caused by the COVID-19 pandemic;
•an outbreak of a contagious disease, such as COVID-19, which may cause us or our distributors, third party contract manufacturers, vendors or customers to temporarily suspend our or their respective operations in the affected city or country;
•increased exposure to general market and economic conditions, political and economic uncertainty and volatility and other events, including social unrest, government shutdowns, terrorist activity, acts of war and travel restrictions, outside of the U.S.;
•compliance with U.S. laws and regulations affecting operations outside of the U.S., including anti-corruption regulations (such as the U.S. Foreign Corrupt Practices Act), and changes to such laws and regulations;
•compliance with treaties, antitrust and competition laws, data privacy laws (including the E.U.’s General Data Protection Regulation), anti-corruption laws (including the U.K. Bribery Act), food safety and marketing laws and other regulatory requirements and a variety of other local, national and multi-national regulations and laws in multiple jurisdictions and changes to such laws and regulations;
•unfavorable changes in foreign tax treaties and policies, changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws or their interpretations or tax audit implications;
•the difficulty and costs of maintaining effective data security;

•the potential difficulty of enforcing intellectual property and contractual rights;
•increased risk of uncollectible accounts and longer collection cycles;
•unfavorable changes in labor conditions and difficulties in staffing our operations; and
•the difficulty and costs of designing and implementing an effective control environment across geographic regions.
Our financial performance on a U.S. dollar denominated basis is subject to fluctuations in currency exchange rates. Because we have operations and assets in foreign jurisdictions, as well as a portion of our contracts and revenues denominated in foreign currencies, and our consolidated financial statements are presented in U.S. dollars, we must translate our foreign assets, liabilities, revenues and expenses into U.S. dollars at applicable exchange rates. Consequently, fluctuations in the value of foreign currencies relative to the U.S. dollar may negatively affect the value of these items in our consolidated financial statements. Our principal currency exposures are to the Canadian dollar and the Euro. To the extent we fail to manage our foreign currency exposure adequately, we may suffer losses in value of our net foreign currency investment, and our business, financial condition, results of operations and cash flows may be negatively affected.
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
Our intellectual property rights are valuable and any inability to protect them, or termination of our material intellectual property licenses, could reduce the value of our products and brands and have a material adverse effect on our business.
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
We market certain of our products pursuant to intellectual property license agreements. These licenses give us the right to use certain names, characters and logos in connection with our products and to sell the products. If we were to breach any material term of these license agreements and not timely cure the breach, the licensor could terminate the agreement. If the licensor were to terminate our rights to use the names, characters and logos for this reason or any other reason, or if a licensor decided not to renew a license agreement upon the expiration of the license term, the loss of such rights could have a material adverse effect on our business.
Technology failures, cybersecurity incidents and corruption of our data privacy protections could disrupt our operations and negatively impact our business.
We rely on information technology networks and systems to process, transmit and store operating and financial information, to manage and support a variety of business processes and activities and to comply with regulatory, legal and tax requirements. We also depend upon our information technology infrastructure for digital marketing activities and for electronic communications among our locations, personnel, customers, third party contract manufacturers and suppliers. During the COVID-19 pandemic, the importance of such networks and systems increased while many of our employees were working remotely. Our and our third party manufacturing and distribution facilities and inventory management utilize information technology to increase efficiencies and control costs. Our and our third party vendors’ information technology systems may be vulnerable to a variety of invasions, interruptions or malfunctions due to events beyond our or their control, including, but not limited to, natural disasters, terrorist attacks, telecommunications failures, power outages, computer viruses, ransomware and malware, hardware or software failures, cybersecurity incidents, hackers and other causes. Such invasions, interruptions or malfunctions could negatively impact our business.

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
If any of our significant information technology systems suffers severe damage, disruption or shutdown, including by malicious or unintentional actions of contractors or employees or by cyber attacks, and our business continuity plans do not effectively resolve the issues in a timely manner, our product sales, financial condition, results of operations and cash flows may be materially and adversely affected, and we could experience delays in reporting our financial results. In addition, there is a risk of business interruption, litigation and reputational damage from leaks of confidential or personal information. While we have insurance programs in place related to these matters, the potential liabilities associated with such events, or those that could arise in the future, could be excluded from coverage or, if covered, could exceed the coverage provided by such programs. Although we have not detected a material security breach or cybersecurity incident to date, we have been the target of events of this nature and expect them to continue.
We also are subject to an evolving body of federal, state and foreign laws, regulations, guidelines and principles regarding data privacy, data protection and data security. Several states as well as foreign governments have laws and regulations dealing with the collection and use of personal information obtained from their data subjects, including the General Data Protection Regulation, the E.U.’s retained version of General Data Protection Regulation and the California Privacy Rights Act, and we could incur substantial penalties or litigation related to violations of such laws and regulations.
Climate change, or legal or market measures to address climate change, may negatively affect our business, reputation and operations.
There is growing concern that carbon dioxide and other greenhouse gases in the atmosphere may have an adverse impact on global temperatures, weather patterns and the frequency and severity of extreme weather and natural disasters. If any of these climate changes has a negative effect on agricultural productivity, we may be subject to decreased availability or less favorable pricing for certain commodities that are necessary for our products, such as milk-based, whey-based and soy-based proteins, protein blends, sweeteners and vitamin and mineral blends. In addition, increases in the frequency and severity of extreme weather and natural disasters may result in damage and disruptions to our manufacturing operations and distribution channels or our third party contract manufacturers’ operations, particularly where a product is primarily sourced from a single location. Also, the impacts of these climate changes may cause unpredictable water availability or exacerbate water scarcity. Water is critical to our business, and the lack of available water of acceptable quality may lead to, among other things, adverse effects on our operations. The increasing concern over climate change and related environmental sustainability matters also may result in more federal, state, local and foreign legal requirements to reduce or mitigate the effects of greenhouse gases or conserve and replenish water. If such laws are enacted, we may experience significant increases in our costs of operation and delivery. Further, our business could be adversely affected if we are unable to effectively address increased concerns from the media, stockholders and other stakeholders on climate change and related environmental sustainability and governance matters. In addition, any failure to achieve goals we may set with respect to reducing our impact on the environment or perception of a failure to act responsibly with respect to the environment can lead to adverse publicity, which could damage our reputation. As a result, climate change could negatively affect our business, financial condition, results of operations and cash flows.
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
Financial and Economic Risks
We have substantial debt and high leverage, which could have a negative impact on our financing options and liquidity position and which could adversely affect our business.
We have a significant amount of debt. As of September 30, 2021, we had $609.9 million in aggregate principal amount of total debt. Additionally, our secured revolving credit facility has a remaining borrowing capacity of $200.0 million as of September 30, 2021 (all of which would be secured when drawn).
Our overall leverage and the terms of our financing arrangements could:
•limit our ability to obtain additional financing in the future for working capital, capital expenditures or acquisitions, to fund growth or for general corporate purposes, even when necessary to maintain adequate liquidity, particularly if any ratings assigned to our debt securities by ratings organizations were revised downward;
•make it more difficult for us to satisfy the terms of our obligations under the terms of our financing arrangements;
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
Our ability to meet expenses and debt service obligations will depend on our future performance, which will be affected by financial, business, economic and other factors, including the impact of pandemics (including the COVID-19 pandemic) and other outbreaks of contagious diseases, potential changes in consumer and customer preferences and behaviors, the success of product and marketing innovation and pressure from competitors. If we do not generate enough cash to pay our debt service obligations, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or issue additional equity.
Despite our level of indebtedness, we may be able to incur substantially more debt, which could further exacerbate the risks related to our debt leverage, and we may in any event be required to maintain a minimum level of indebtedness.
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
In order to preserve its intended tax treatment in connection with the formation transactions that were undertaken as part of our IPO, we expect that, so long as Post has the ability to control us, Post will require that BellRing LLC maintain a minimum level of outstanding indebtedness equal to approximately $500.0 million, which takes into consideration the estimated amount of undistributed taxable income of BellRing LLC and its subsidiaries allocable to Post for the fiscal year ended September 30, 2021. See “Post controls our Company and has the ability to control the direction of our business” and “Post’s interests may conflict with our interests and the interests of our other stockholders. Conflicts of interest or disputes between Post and our Company could be resolved in a manner unfavorable to our Company and our other stockholders.”

The agreements governing our debt contain various covenants that limit our ability to take certain actions and also require us to meet financial maintenance tests, and failure to comply with these covenants could have a material adverse effect on us.
Our financing arrangements contain restrictions, covenants and events of default that, among other things, require us to satisfy certain financial tests and maintain certain financial ratios and restrict our ability to incur additional indebtedness and to refinance our existing indebtedness. Financing arrangements which we enter into in the future could contain similar restrictions and additionally could require us to comply with similar, new or additional financial tests or to maintain similar, new or additional financial ratios. The terms of our financing arrangements, financing arrangements which we enter into in the future and any future indebtedness may impose various restrictions and covenants on us that could limit our ability to respond to market conditions, provide for capital investment needs or take advantage of business opportunities by limiting the amount of additional borrowings we may incur. These restrictions include compliance with, or maintenance of, certain financial tests and ratios and may limit or prohibit our ability to, among other things: borrow money or guarantee debt; create liens; pay dividends on or redeem or repurchase stock or other securities; make investments and acquisitions; enter into, or permit to exist, contractual limits on the ability of our subsidiaries to pay dividends to us; enter into new lines of business; enter into transactions with affiliates; and sell assets or merge with other companies.
Various risks, uncertainties and events beyond our control, including the impact of pandemics (including the COVID-19 pandemic) and other outbreaks of contagious diseases, could affect our ability to comply with these restrictions and covenants. Failure to comply with any of the restrictions and covenants in our existing or future financing arrangements could result in a default under those arrangements and under other arrangements that may contain cross-default provisions. Our credit agreement contains customary financial covenants, including a covenant requiring BellRing LLC to maintain a total net leverage ratio (as defined in our credit agreement) not to exceed 6.00:1.00, as measured as of the last day of each fiscal quarter. A default would permit lenders to accelerate the maturity of the debt under these arrangements and to foreclose upon any collateral securing the debt. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations. In addition, the limitations imposed by financing agreements on our ability to incur additional debt and to take other actions might significantly impair our ability to obtain other financing.
To service indebtedness and fund other cash needs, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control, including the impact of the COVID-19 pandemic on our operations.
BellRing LLC’s ability to pay principal and interest on its debt obligations and to fund any planned capital expenditures and other cash needs will depend in part upon the future financial and operating performance of BellRing LLC and its subsidiaries. Prevailing economic conditions and financial, business, competitive, legislative, regulatory and other factors, many of which are beyond our control, including the impact of pandemics (including the COVID-19 pandemic) and other outbreaks of contagious diseases, will affect BellRing LLC’s ability to make these payments.
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
As of September 30, 2021, the aggregate principal amount of our debt instruments with exposure to interest rate risk was $609.9 million. As a result, higher interest rates will increase the cost of servicing our financial instruments with exposure to interest rate risk and could materially reduce our profitability and cash flows. As of September 30, 2021, each one hundred basis points change in the London Interbank Offered Rate (“LIBOR”) rates would result in an approximate $3.0 million change in the annual cash interest expense, before any principal payment, on our financial instruments with exposure to interest rate risk, including the impact of the $350.0 million in interest rate swap agreements and excluding the impact of any interest rate floors (as defined in our credit agreement).
The U.K. Financial Conduct Authority (the “FCA”) announced that it intends to phase out LIBOR by the end of 2021; in March 2021, the FCA extended the transition dates of certain LIBOR tenors (including tenors used in BellRing LLC’s credit agreement) to June 30, 2023, after which the LIBOR reference rates will cease to be provided. Certain of our variable rate debt use LIBOR as a benchmark for establishing interest rates. In addition, certain hedging transactions reference LIBOR as a benchmark rate in order to determine the applicable interest rate or payment amount. While BellRing LLC’s credit agreement contains provisions intended to address the anticipated unavailability of LIBOR, it is unclear if alternative rates or benchmarks will be widely adopted. In the event LIBOR is discontinued, replaced or significantly changed, or ceases to be recognized as an acceptable benchmark, there may be uncertainty or differences in the calculation of the applicable interest rate or payment amount depending on the terms of the governing instrument. This could result in different financial performance for existing transactions, require different hedging strategies and require renegotiation for existing instruments. In addition, the transition from LIBOR could have a significant impact on the overall interest rate environment. While we do not expect the transition from LIBOR and the risks thereto to have a material adverse effect on us, it remains uncertain at this time.
Our borrowing costs and access to capital and credit markets could be adversely affected by a downgrade or potential downgrade of our credit ratings.
Rating agencies routinely evaluate us, and their ratings of our long-term and short-term debt are based upon a number of factors, including our cash generating capability, levels of indebtedness, policies with respect to shareholder distributions and financial strength generally, as well as factors beyond our control, such as the then-current state of the economy and our industry generally. Any downgrade of our credit ratings by a credit rating agency, whether as a result of our actions or factors which are beyond our control, can increase our future borrowing costs, impair our ability to access capital and credit markets on terms commercially acceptable to us or at all and result in a reduction in our liquidity. Our borrowing costs and access to capital markets also can be adversely affected if a credit rating agency announces that our ratings are under review for a potential downgrade. An increase in our borrowing costs, limitations on our ability to access the global capital and credit markets or a reduction in our liquidity can adversely affect our financial condition, results of operations and cash flows.
Uncertain or unfavorable economic conditions, including as a result of the COVID-19 pandemic, could limit consumer and customer demand for our products or otherwise adversely affect us.
The willingness of consumers to purchase our products depends in part on general or local economic conditions and consumers’ discretionary spending habits. In periods of adverse or uncertain economic conditions, including as a result of the COVID-19 pandemic, consumers may purchase less of our products, purchase more value or private label products or may forgo certain purchases altogether. In addition, our customers may seek to reduce their inventories in response to those economic conditions. In those circumstances, we could experience a reduction in sales. Further, during economic downturns, it may be more difficult to convince consumers to switch to, or continue to use, our brands or convince new users to choose our brands without expensive sampling programs and price promotions. Also, as a result of economic conditions, including as a result of the COVID-19 pandemic, we may be unable to raise our prices sufficiently to protect profit margins. Further, uncertain or unfavorable economic conditions, including as a result of the COVID-19 pandemic, has and could continue to negatively impact the financial stability of our customers or suppliers, which could lead to increased uncollectible receivables or non-performance. Any of these events could have an adverse effect on our business, financial condition, results of operations and cash flows.
U.S. and global capital and credit market issues, including those that have arisen as a result of the COVID-19 pandemic, could negatively affect our liquidity, increase our costs of borrowing and disrupt the operations of our suppliers and customers.
U.S. and global credit markets have, from time to time, experienced significant dislocations and liquidity disruptions which caused the spreads on prospective debt financings to widen considerably. These circumstances materially impacted liquidity in the debt markets, making financing terms for borrowers less attractive and in certain cases resulted in the unavailability of certain types of debt financing. During the COVID-19 pandemic, there have been periods, and there may in the future be periods, of increased volatility and pricing in the capital markets. This and other events affecting the credit markets also have had, and may in the future have, an adverse effect on other financial markets in the U.S., which may make it more difficult or costly for us to raise capital through the issuance of common stock or other equity securities or refinance our existing debt, sell our assets or borrow money, if necessary. Our business also could be negatively impacted if our suppliers or customers experience disruptions resulting from tighter capital and credit markets or a slowdown in the general economy, whether resulting from the COVID-19 pandemic or otherwise. Any of these risks could impair our ability to fund our operations or limit our ability to expand our business or increase our interest expense, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Impairment in the carrying value of intangible assets could negatively impact our financial condition and results of operations. If our goodwill or other intangible assets become impaired, we will be required to record additional impairment charges, which may be significant.
Our balance sheet includes intangible assets, including goodwill, trademarks, trade names and other acquired intangibles. Goodwill is expected to contribute indefinitely to our cash flows and is not amortized. Our management reviews it for impairment on an annual basis or whenever events or changes in circumstances indicate that its carrying value may be impaired. Impairments to intangible assets may be caused by factors outside of our control, such as increasing competitive pricing pressures, lower than expected revenue and profit growth rates, changes in industry earnings before interest, taxes, depreciation and amortization (“EBITDA”) and revenue multiples, changes in discount rates based on changes in cost of capital (interest rates, etc.) or the loss or bankruptcy of a significant customer. These factors, along with other internal and external factors, could have a significant negative impact on our fair value determination, which could then result in a material impairment charge in our results of operations. No impairments were recorded in the years ended September 30, 2021, 2020 and 2019. However, we could have impairments in the future.
Unsuccessful implementation of business strategies to reduce costs, or unintended consequences of the implementation of such strategies, may adversely affect our business, financial condition, results of operations and cash flows.
Many of our costs, such as freight, raw materials and energy, are outside of our control. Therefore, we must seek to reduce costs in other areas, such as through operating efficiency. If we are not able to complete projects designed to reduce costs and increase operating efficiency on time or within budget, or if the implementation of these projects results in unintended consequences, such as business disruptions, distraction of management and employees or reduced productivity, our business, financial condition, results of operations and cash flows may be adversely impacted. In addition, if the cost-saving initiatives we have implemented, or any future cost-saving initiatives, do not generate the expected cost savings and synergies, our business, financial condition, results of operations and cash flows may be adversely affected.
Risks Related to Our Relationship with Post
The proposed distribution by Post of a significant portion of its ownership interest in our Company is subject to various conditions and may not occur.
On October 26, 2021, BellRing Inc. and Post entered into the Transaction Agreement with respect to the Post Distribution Transaction, pursuant to which Post will, on the terms and subject to the conditions therein, distribute a significant portion of its ownership interest in our Company. Immediately following the Distribution and Merger, it is expected that Post will own no more than 14.2% of the New BellRing common stock and Post shareholders will own at least 57.0% of the New BellRing common stock. Legacy holders of our Class A Common Stock will own approximately 28.8% of the New BellRing common stock, maintaining their current effective ownership interest in our business. See “Business-Our Organizational Structure” in Item 1 of this report for more information regarding the Post Distribution Transaction.
The obligations of our Company and Post to complete the Post Distribution Transaction are subject to a number of conditions, including, among other things: (a) the approval of the holders of (i) a majority in voting power of the then-outstanding shares of common stock of BellRing and (ii) a majority in voting power of the then-outstanding shares that are not owned, directly or indirectly, by Post, New BellRing or any of their respective affiliates; (b) the absence of any law or order from any court or governmental authority restraining, enjoining or prohibiting the Post Distribution Transaction, (c) receipt of opinions with respect to the intended tax treatment of the Merger, (d) the applicable registration statements of New BellRing having become effective under the Securities Act of 1933, as amended, and (e) the shares of New BellRing common stock to be distributed in the Distribution and issued in the Merger having been approved for listing on the NYSE. No assurance can be given that any of the foregoing conditions or the other conditions set forth in the Transaction Agreement will be met.
We may not be able to complete the proposed Post Distribution Transaction on the terms described above or on other acceptable terms or at all because of a number of factors, including, among other things: (a) the occurrence of any event, change or other circumstances that could give rise to the termination of the Transaction Agreement, (b) the failure to obtain adequate financing sources for the New BellRing indebtedness to be issued to Post and to be used to fund the cash portion of the merger consideration payable to our stockholders other than Post and its affiliates, and (c) any other failure of us and Post to meet the conditions described above or other conditions set forth in the Transaction Agreement.
If the Post Distribution Transaction is consummated, we will be subject to a variety of risks.
If the Post Distribution Transaction is consummated, we will be subject to the following risks, among others:
•we expect New BellRing to incur significant indebtedness in connection with the Post Distribution Transaction. After giving effect to the Distribution and the Merger, New BellRing will have pro forma net leverage of up to 4.0x;
•the Post Distribution Transaction will require significant amounts of time and effort which could divert management’s attention from the operation and growth of our business and other strategic endeavors;
•we will be required to bear a number of non-recurring costs in connection with the Post Distribution Transaction, including financial, legal and other advisory fees, financing fees, SEC filing fees and expenses, printing expenses and other related charges; and
•after a certain period following the consummation of the Post Distribution Transaction, we will no longer benefit from certain services provided by Post to us under a master services agreement, including certain legal, finance, internal audit, treasury, information technology, support, human resources, insurance and tax services. As a result, our costs and expenses related to such support functions may increase following the consummation of the Post Distribution Transaction.
In addition, following the completion of the Post Distribution Transaction, the anticipated operational, financial, strategic and other benefits of such transaction to the Company and our stockholders may not be achieved. An inability to realize the full extent of the anticipated benefits of the Post Distribution Transaction, as well as any delays encountered in the process, could have an adverse effect on our business, financial condition, results of operations and cash flows, and also may negatively affect our ability to successfully execute our growth strategy.
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
If the Post Distribution Transaction is consummated, following such transaction, Post will no longer own more than 50% of the BellRing LLC units or a majority voting interest in our Company.
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
•the Transaction Agreement and the Post Distribution Transaction;
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
Our Company has overlapping directors and management with Post, which may lead to conflicting interests or the appearance of conflicting interests.
Certain of our officers and directors also serve as officers or directors of Post. Our officers and members of our Board of Directors have fiduciary duties to our stockholders. Likewise, any such persons who serve in similar capacities at Post have fiduciary duties to Post’s shareholders. Therefore, such persons may have conflicts of interest or the appearance of conflicts of interest with respect to matters involving or affecting us and Post. In addition, some of our officers or members of our Board of Directors may own equity or options to purchase equity in Post. Such ownership interests may create, or appear to create, conflicts of interest when the applicable individuals are faced with decisions that could have different implications for us and Post. The appearance of conflicts of interest created by such overlapping relationships also could impair the confidence of our investors.
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
We may be unable to take certain actions because such actions could jeopardize the tax-free status of the Post Distribution Transaction, and such restrictions could be significant.
To preserve the tax-free treatment of the Post Distribution Transaction, for the initial two-year period following the Post Distribution Transaction, we are prohibited, except in limited circumstances, from taking or failing to take certain actions that would prevent the spin-off and related transactions from being tax-free, including: (1) issuing any equity securities or securities that could possibly be converted into our equity securities, including as acquisition currency for a merger or acquisition (but excluding certain equity compensation for employees); (2) redeeming or repurchasing our equity securities or New BellRing debt or (3) entering into any transaction pursuant to which our stock would be acquired, whether by merger or otherwise. These restrictions will not apply if we deliver an unqualified “will”-level tax opinion of a nationally recognized accounting firm or law firm (“BellRing Tax Counsel”) that the action will not cause the Post Distribution Transaction to be taxable.
If the Post Distribution Transaction is consummated, we may be responsible for U.S. federal income tax liabilities that relate to the Post Distribution Transaction.
The completion of the Post Distribution Transaction is conditioned on the receipt by Post of an opinion of a nationally recognized accounting firm or law firm (“spin-off Tax Counsel” and, together with BellRing Tax Counsel, “Tax Counsel”) to the effect that the Separation should qualify as tax-free under Sections 368(a) and 355 of the Internal Revenue Code (the “Code”) and the Distribution should qualify as a tax-free distribution under Sections 355 and 361 of the Code. The completion of the Post Distribution Transaction is also conditioned on the receipt by us of an opinion of BellRing Tax Counsel to the effect that the Merger will qualify for tax-free treatment under Section 368(a) of the Code. An opinion of Tax Counsel is not binding on the IRS. Accordingly, the IRS may reach conclusions with respect to the Post Distribution Transaction that are different from the conclusions reached in the opinions. The opinions will be based on certain factual statements and representations, which, if incomplete or untrue in any material respect, could alter Tax Counsel’s conclusions. We are not aware of any facts or circumstances that would cause any such factual statements or the opinion of Tax Counsel to be incomplete or untrue.
If all or a portion of the Post Distribution Transaction does not qualify as a tax-free transaction for any reason, including because any of the factual statements or representations in the legal opinions are incomplete or untrue, Post may recognize a substantial gain for U.S. federal income tax purposes.
Even if the spin-off otherwise qualifies as a tax-free transaction for U.S. federal income tax purposes, the distribution will be taxable to Post (but not to Post stockholders) pursuant to Section 355(e) of the Code if there are (or have been) one or more acquisitions (including issuances) of our stock or the stock of Post, representing 50 percent or more, measured by vote or value, of the stock of any such corporation and the acquisition or acquisitions are deemed to be part of a plan or series of related transactions that include the Distribution. Any acquisition of our common stock within two years before or after the Distribution (with exceptions, including public trading by less-than-5 percent stockholders and certain compensatory stock issuances) generally will be presumed to be part of such a plan unless that presumption is rebutted. The resulting tax liability would be substantial.
We have agreed not to enter into certain transactions that could cause any portion of the Post Distribution Transaction to be taxable to Post, including under Section 355(e) of the Code. Pursuant to a tax matters agreement with Post, we have also agreed to indemnify Post for any tax liabilities resulting from such transactions or other actions we take, and Post has agreed to indemnify us for any tax liabilities resulting from transactions entered into by Post. These obligations may discourage, delay or prevent a change of control of our Company.
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
Post (or certain of its transferees or assignees) may redeem BellRing LLC units for, at the option of BellRing LLC (as determined by its Board of Managers), shares of our Class A Common Stock or cash pursuant to the amended and restated limited liability company agreement of BellRing LLC (the “BellRing LLC Agreement”). These redemptions, the formation transactions that were undertaken in connection with our IPO and certain actual or deemed distributions from BellRing LLC to Post (or certain of its transferees or assignees) or deemed sales by Post (or certain of its transferees or assignees) to BellRing Inc. or BellRing LLC of BellRing LLC units or assets, may result in increases in our pro rata share of the tax basis of BellRing LLC’s assets that otherwise would not have been available. Such increases in tax basis are likely to increase (for tax purposes) depreciation and amortization deductions allocable to us and therefore reduce the amount of income tax attributable to BellRing LLC’s operations we would otherwise be required to pay in the future and also may decrease gain (or increase loss) otherwise allocable to us from BellRing LLC on future dispositions of certain of BellRing LLC’s assets to the extent the increased tax basis is allocated to those assets. Furthermore, under Section 704(c) of the Code, we will be entitled to certain tax benefits generated by the pre-existing, contributed tax basis in BellRing LLC’s assets in excess of our pro rata share of such basis at the time of the partnership’s formation. The Internal Revenue Service (the “IRS”) may challenge all or part of these tax basis increases and tax benefits and no assurances can be made regarding the availability of these tax basis increases or other tax benefits.
In connection with our IPO, BellRing Inc. entered into the tax receivable agreement with Post and BellRing LLC. Under the tax receivable agreement, BellRing Inc. is required to make cash payments to Post (or certain of its transferees or other assignees) equal to 85% of the amount of cash savings, if any, in U.S. federal income tax, as well as state and local income tax and franchise tax (using an assumed tax rate on a base equal to the U.S. federal taxable income of BellRing Inc.), that we realize (or, in some circumstances, we are deemed to realize) as a result of (a) the increase in the tax basis of the assets of BellRing LLC attributable to (i) the redemption of BellRing LLC units by Post (or certain of its transferees or assignees) pursuant to the BellRing LLC Agreement, (ii) deemed sales by Post (or certain of its transferees or assignees) of BellRing LLC units or assets to BellRing Inc. or BellRing LLC, (iii) certain actual or deemed distributions from BellRing LLC to Post (or certain of its transferees or assignees) and (iv) certain formation transactions that were undertaken in connection with our IPO, (b) disproportionate allocations of tax benefits to BellRing Inc. as a result of Section 704(c) of the Code and (c) certain tax benefits (e.g., imputed interest, basis adjustments, deductions, etc.) attributable to payments under the tax receivable agreement. Any payments made by us under the tax receivable agreement will generally reduce the amount of overall cash flow that might have otherwise been available to us. To the extent that we are unable to make payments under the tax receivable agreement for any reason, such payments will be deferred and will accrue interest until paid. There can be no assurance that we will be able to fund or finance our obligations under the tax receivable agreement. Furthermore, our future obligation to make payments under the tax receivable agreement could make us a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that are subject of the tax receivable agreement. Actual tax benefits realized by us may differ from the tax benefits calculated pursuant to the terms of the tax receivable agreement, including as a result of the use of certain assumptions in the tax receivable agreement, including the use of an assumed state and local income tax rate on a base equal to the U.S. federal taxable income of BellRing Inc. to calculate tax benefits. Payments under the tax receivable agreement are not conditioned on Post’s continued ownership of BellRing LLC units or our Class A Common Stock or Class B Common Stock. The payment obligation is a payment obligation of BellRing Inc. and not of BellRing LLC.
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
Our organizational structure, including the fact that Post owns more than 50% of the voting power of our outstanding common stock and holds its economic interest in BellRing LLC directly, confers certain benefits upon Post that will not benefit the holders of our Class A Common Stock to the same extent as they will benefit Post. For example, the tax receivable agreement will provide for the payment by us to Post (or certain of its transferees or other assignees) of 85% of the amount of cash savings, if any, in U.S. federal income tax, as well as state and local income tax and franchise tax (using an assumed tax rate on a base equal to the U.S. federal taxable income of BellRing Inc.) that we realize (or, in some circumstances, we are deemed to realize) as a result of (a) the increase in the tax basis of assets of BellRing LLC attributable to (i) the redemption of BellRing LLC units by Post (or certain of its transferees or assignees) pursuant to the BellRing LLC Agreement, (ii) deemed sales by Post (or certain of its transferees or assignees) of BellRing LLC units or assets to BellRing Inc., (iii) certain actual or deemed distributions from BellRing LLC to Post (or certain of its transferees or assignees) and (iv) certain formation transactions that were undertaken in connection with our IPO, (b) disproportionate allocations of tax benefits to BellRing Inc. as a result of Section 704(c) of the Code and (c) certain tax benefits (e.g., basis adjustments, deductions, etc.) attributable to payments under the tax receivable agreement. Although we will retain 15% of the amount of such tax benefits, it is possible that the interests of Post may in some circumstances conflict with our interests and the interests of our other stockholders, including you.
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
Subject to the terms of the BellRing LLC Agreement, BellRing LLC units may be redeemed at any time for, at the option of BellRing LLC (as determined by its Board of Managers), (i) shares of our Class A Common Stock or (ii) cash (based on the market price of the shares of our Class A Common Stock). The redemption of BellRing LLC units for shares of Class A Common Stock will be at an initial redemption rate of one share of Class A Common Stock for one BellRing LLC unit, subject to customary redemption rate adjustments for stock splits, stock dividends and reclassifications. If cash payments are elected rather than the issuance of shares of our Class A Common Stock, such payments may require the payment of significant amounts of cash and may reduce the amount of overall cash flow that would otherwise be available for distribution to us from BellRing LLC, and also may negatively affect our ability to successfully execute our growth strategy.
Future sales or distributions of shares of our Class A Common Stock by Post could depress our Class A Common Stock price, impact our operations or result in a change in control of us.
Post generally has the right at any time, if it has redeemed BellRing LLC units for shares of our Class A Common Stock, to sell or otherwise dispose of all or a portion of the shares of our Class A Common Stock that it owns to third parties. Post and its affiliates may also directly transfer their BellRing LLC units to third parties without the consent or approval of the Board of Managers of BellRing LLC or any other party. In connection with such transfers, subject to certain exceptions, Post must either grant a written proxy to, or enter into a written voting agreement or other voting arrangement with, such transferee, which, if Post or its affiliates holds in the aggregate 50% or less of the BellRing LLC units, will provide for the right of such transferee to direct Post or its applicable affiliate, as the holder of the share of our Class B Common Stock, to cast a number of votes to which such share of Class B Common Stock is entitled on all matters in which our stockholders generally are entitled to vote equal to the number of BellRing LLC units held by such third party. In addition, a sale of a controlling interest in us to a third party would result in persons other than Post controlling us and could result in a change of management or changes in our business operations and policies. Sales by Post in the public market of substantial amounts of our Class A Common Stock or a spin-off to its shareholders also could depress the price of our Class A Common Stock.
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
In connection with our IPO, BellRing Inc., BellRing LLC and Post entered into a master services agreement (the “MSA”) pursuant to which Post provides certain services to us, such as legal, finance, internal audit, treasury, information technology, support, human resources, insurance and tax matters. Post is not currently obligated to provide these services in a manner that differs from the nature of the services it provided to us prior to our IPO, and thus we may not be able to modify these services in a manner desirable to us.In connection with the Post Distribution Transaction, we will enter into an amended and restated master services agreement, which will provide the terms governing such services following the Distribution. If we no longer receive these services from Post prior to, or following, the Post Distribution Transaction, we may not be able to perform these services ourselves or to find appropriate third party arrangements at a reasonable cost, and the cost may be higher than that charged by Post.
Legal and Regulatory Risks
Violations of laws or regulations by us or our third party contract manufacturers, as well as new laws or regulations or changes to existing laws or regulations, could adversely affect our business.
Our business is subject to a variety of laws and regulations administered by federal, state and local government authorities in the U.S., as well as government authorities outside of the U.S., including requirements related to food safety, quality, manufacturing, processing, storage, marketing, advertising, labeling, distribution and worker health and workplace safety. Our activities, both inside and outside of the U.S., are subject to extensive regulation. In the U.S., we are regulated by, and our activities are affected by, among other federal, state and local authorities and regulations, the FDA, the USDA, the Federal Trade Commission, the Occupational Safety and Health Administration and California’s Safe Drinking Water and Toxic Enforcement Act of 1986 (Proposition 65). In Europe, we are regulated by, among other authorities, the U.K.’s Food Standards Agency, Health and Safety Executive, Environment Agency, Environmental Health, the Information Commissioners Office and the Trading Standards Office and their equivalents in E.U. member states. We also are regulated by similar authorities elsewhere in the world where our products are distributed.

Governmental regulations also affect taxes and levies, tariffs, import and export restrictions, healthcare costs, energy usage, data privacy and immigration and labor issues, any or all of which may have a direct or indirect effect on our business or the businesses of our customers, suppliers or third party contract manufacturers. In addition, we could be the target of claims relating to alleged false or deceptive advertising under federal, state and foreign laws and regulations. We also may be impacted by changes to administrative policies, such as business restrictions, tariffs and trade agreements, in markets in which we manufacture, sell or distribute our products. For example, the COVID-19 pandemic has resulted in quarantines, travel restrictions, product and equipment seizures, import and export restrictions, price controls, governmental and regulatory actions, mandatory business closures and other restrictions that have adversely impacted and could in the future adversely impact our operations.
The impact of current laws and regulations, changes in, or changes in interpretations of, these laws or regulations or the introduction of new laws or regulations could increase the costs of doing business for us or our customers or suppliers or third party contract manufacturers, causing our business, financial condition, results of operations and cash flows to be adversely affected. Further, if we are found to be out of compliance with applicable laws and regulations in these areas, we could be subject to civil remedies, including fines, revocations of required licenses, detention, seizure, injunctions or recalls, as well as potential criminal sanctions, any or all of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
We also may be impacted by changes to administrative policies, such as business restrictions, tariffs and trade agreements, in markets in which we or our third party contract manufacturers manufacture, sell or distribute our products. The COVID-19 pandemic has resulted in quarantines, import and export restrictions, price controls, governmental and regulatory actions, mandatory business closures and other restrictions that could adversely impact our operations.
Certain of our products are subject to a higher level of regulatory scrutiny, resulting in increased costs of operations and the potential for delays in product sales.
Certain of our products are regulated by the FDA as dietary supplements, which are subject to FDA regulations and levels of regulatory scrutiny different from those applicable to conventional food. Internationally, the convenient nutrition category is regulated as food and dietary supplements. Such heightened regulatory scrutiny results in increased costs of operations and the potential for delays in product sales. In addition, there is some risk that product classifications could be changed by the regulators, which could result in significant fines, penalties, discontinued distribution and relabeling costs. Any of these events would negatively impact our revenues and costs of operations.
Pending and future litigation and claims may impair our reputation or lead us to incur significant costs.
We are, or may become, party to various lawsuits and claims arising in the normal course of business, which may include lawsuits or claims relating to contracts, third party contract manufacturers, intellectual property infringement, product recalls, product liability, false or deceptive advertising, employment matters, environmental matters or other aspects of our business. There has been a recent increase in lawsuits filed against food and beverage companies alleging deceptive advertising and labeling. In addition, actions we have taken or may take, or decisions we have made or may make, as a consequence of the COVID-19 pandemic, may result in legal claims or litigation against us. Negative publicity resulting from allegations made in lawsuits or claims asserted against us, whether or not valid, may adversely affect our reputation. In addition, we may be required to pay damage awards or settlements, become subject to injunctions or other equitable remedies, be required to modify our business processes, practices or products or be required to stop selling certain of our products. In addition, intellectual property infringement litigation or claims could cause us to cease making, licensing or using products that incorporate the challenged intellectual property, require us to redesign or rebrand our products or packaging, if feasible, or require us to enter into royalty or licensing agreements in order to obtain the right to use a third party’s intellectual property. Any or all of these consequences could have a material adverse effect on our financial condition, results of operations and cash flows. The outcome of litigation is often difficult to predict, and the outcome of pending or future litigation may have a material adverse effect on our business, financial condition, results of operations and cash flows.

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
The historical financial information we have included in this report related to the period prior to our IPO in October 2019 does not reflect what our financial position, results of operations or cash flows would have been had we been a separate public company during those historical periods, or what our financial position, results of operations or cash flows will be in the future as a separate public company.
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
Actual operating results may differ significantly from our guidance and our forward-looking statements.
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
The market price of our Class A Common Stock could fluctuate significantly for many reasons, including in response to the risk factors listed in this report or for reasons unrelated to our specific performance, such as reports by industry analysts, our failure to meet analysts’ earnings estimates, investor perceptions, or negative developments relating to our customers, competitors or suppliers, as well as general economic and industry conditions including those resulting from the COVID-19 pandemic. Furthermore, the stock markets have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. Further, our Class A Common Stock may not be eligible to be included in certain stock indices to the extent we maintain our dual class voting structure. For example, in July 2017, S&P Dow Jones stated that companies with multiple share classes will not be eligible for inclusion in the S&P Composite 1500 (comprised of the S&P 500, S&P MidCap 400 and S&P SmallCap 600). Any such exclusion from indices could result in a less active trading market for our Class A Common Stock.
A substantial portion of our total outstanding shares of Class A Common Stock may be sold into the market at any time, including as a result of the Post Distribution Transaction. These sales could cause the market price of our Class A Common Stock to drop significantly, even if our business is doing well.
The market price of our Class A Common Stock could decline as a result of sales of a large number of shares of our Class A Common Stock, including as a result of the Post Distribution Transaction, or the perception that such sales could occur. These sales, or the possibility that these sales may occur, could make it more difficult for our stockholders to sell their shares of our Class A Common Stock at a time and price they consider appropriate, and could impair our ability to raise equity capital or use our Class A Common Stock as consideration for acquisitions of other businesses, investments or other corporate purposes.
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
We may not declare or pay any dividends on our Class A Common Stock for the foreseeable future.
We may not pay cash dividends on our Class A Common Stock for the foreseeable future. Consequently, our stockholders must rely on sales of their shares of our Class A Common Stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Any future determination to pay dividends, including timing and amount, will be at the discretion of our Board of Directors and subject to, among other things, our compliance with applicable law, and depend on, among other things, our results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in our debt agreements, business prospects and other factors that our Board of Directors may deem relevant. Our ability to pay dividends depends on our receipt of cash dividends from our operating subsidiaries, including BellRing LLC, and our ability to pay dividends may be further restricted as a result of the laws of our subsidiaries’ jurisdictions of organization or their agreements, including agreements governing indebtedness.
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
BellRing Inc. is a holding company, and has no material assets other than BellRing Inc.’s ownership of BellRing LLC units and has no independent means of generating revenue or cash flow. BellRing LLC is treated as a partnership for U.S. federal income tax purposes and, as such, is generally not, with the exception of certain of its subsidiaries, subject to any entity-level U.S. federal income tax. Recently enacted legislation that is effective for taxable years beginning after December 31, 2017 may impute liability for adjustments to a partnership’s tax return on the partnership itself in certain circumstances, absent an election to the contrary. BellRing LLC has and in the future may elect out of the application of these rules (but certain of its subsidiaries will likely not), but there can be no assurance that it will be eligible to do so in each tax year or that such election will be made. BellRing LLC (or its subsidiaries that are partnerships) may be subject to material liabilities pursuant to this legislation and related guidance if, for example, its calculations of taxable income are incorrect. Its members may be required to reimburse BellRing LLC for taxes, interest, and penalties resulting from an audit. Taxable income is allocated to holders of BellRing LLC units, including BellRing Inc. As a result, BellRing Inc. incurs U.S. federal, state and local income taxes on its allocable share of any net taxable income of BellRing LLC. Under the terms of the BellRing LLC Agreement, BellRing LLC is obligated to make tax distributions pro rata to holders of the BellRing LLC units, including, in the case of BellRing Inc., in an amount sufficient to allow BellRing Inc. to pay its tax obligations in respect of taxable income allocated to it from BellRing LLC and to make any payments required under the tax receivable agreement. In addition to tax expenses, and expenses under the tax receivable agreement, which could be significant, BellRing Inc. also incurs expenses related to its operations. We expect that BellRing LLC will make distributions pro rata to holders of the BellRing LLC units in an amount sufficient to allow BellRing Inc. to pay its operating expenses. In addition, the BellRing LLC Agreement provides that BellRing LLC will reimburse BellRing Inc. for any reasonable out-of-pocket expenses incurred on behalf of BellRing Inc., including all fees, costs and expenses of BellRing Inc. associated with being a public company and maintaining its corporate existence. However, BellRing LLC’s ability to make such distributions or reimbursement payments may be subject to various limitations and restrictions including, but not limited to, restrictions on distributions that would either violate any contract or agreement to which BellRing LLC is then a party, including any debt agreements, or any applicable law, or that would have the effect of rendering BellRing LLC insolvent. If BellRing LLC does not distribute sufficient funds for BellRing Inc. to pay its taxes or other liabilities, BellRing Inc. may have to borrow funds, which could adversely affect its liquidity and subject it to various restrictions imposed by any such lenders. To the extent that BellRing Inc. is unable to make payments under the tax receivable agreement for any reason, such payments will be deferred and will accrue interest until paid; except that nonpayment for a specified period may constitute a material breach of a material obligation under the tax receivable agreement and therefore accelerate payments due under the tax receivable agreement.
General Risks
Changes in tax laws may adversely affect us, and the Internal Revenue Service or a court may disagree with our tax positions, which may result in adverse effects on our business, financial condition, results of operations or cash flows.
There can be no assurance that future tax law changes will not increase the rate of the corporate income tax significantly; impose new limitations on deductions, credits or other tax benefits; or make other changes that may adversely affect the performance of an investment in our stock. Furthermore, there is no assurance that the Internal Revenue Service or a court will agree with the positions taken by us, in which case tax penalties and interest may be imposed that could adversely affect our business, financial condition, results of operations and cash flows.
We may not be able to operate successfully if we are unable to recruit, hire, retain and develop key personnel and a qualified and diverse workforce. In addition, temporary workforce disruptions or the inability of our employees to safely perform their jobs for any reason, including as a result of illness (such as COVID-19), could adversely impact our business, financial condition, results of operations and cash flows.
We depend upon the skills, working relationships and continued services of key personnel, including our senior management team. In addition, our ability to achieve our operating goals depends upon our ability to recruit, hire, retain and develop qualified and diverse personnel to operate and expand our business. We compete with other companies both within and outside of our industry for talented personnel. If we lose key personnel, or one or more members of our senior management team, and we fail to develop adequate succession plans, or if we fail to hire, retain and develop a sufficient number of qualified and diverse employees to operate and expand our business, our business, financial condition, results of operations and cash flows could be harmed.
Our business is dependent upon our employees being able to safely perform their jobs. If we experience workforce disruptions or periods where our employees are unable to safely perform their jobs for any reason, including as a result of illness (such as COVID-19) or based upon shelter in place or other restrictions put in place by governmental authorities, our business, financial condition, results of operations and cash flows could be adversely affected.
Increases in labor-related costs, including costs of medical and other employee health and welfare benefits, may reduce our profitability.
Inflationary pressures and shortages in the labor market have increased, and could continue to increase, our labor costs, which could negatively impact our profitability. With approximately 355 employees as of November 1, 2021, our profitability may be substantially affected by costs of medical and other health and welfare benefits for these employees. Although we try to control these costs, they can vary because of changes in healthcare laws and claims experience, which have the potential to increase the cost of providing medical and other employee health and welfare benefits. Any substantial increase could negatively affect our profitability. In addition, we continue to monitor the impact of the COVID-19 pandemic on labor-related costs. Any substantial increase in these costs could have a materially negative impact on our profitability.
If we are unable to continue to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, or our internal control over financial reporting is not effective, the reliability of our financial statements may be questioned, and the price of our Class A Common Stock could suffer.
Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”) requires any company subject to the reporting requirements of the U.S. securities laws to do a comprehensive evaluation of its and its consolidated subsidiaries’ internal control over financial reporting. To comply with this statute, we are required to document and test our internal control procedures, our management is required to assess and issue a report concerning our internal control over financial reporting and our independent registered public accounting firm is required to issue an opinion on its audit of our internal control over financial reporting.
The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation to meet the detailed standards under the rules. During the course of its testing, our management may identify material weaknesses or significant deficiencies which may not be remedied in time to meet the deadlines imposed by SOX and SEC rules. If our management cannot favorably assess the effectiveness of our internal control over financial reporting or our independent registered public accounting firm identifies material weaknesses in our internal controls, investor confidence in our financial results may weaken and the price of our Class A Common Stock may suffer. In addition, in the event we do not maintain effective internal control over financial reporting, we might fail to timely prevent or detect potential financial misstatements. As of September 30, 2021, management determined that our internal control over financial reporting was effective.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
Post provides us space for our principal executive offices in St. Louis, Missouri pursuant to the MSA among BellRing Inc., BellRing LLC and Post. Our other administrative offices, as well as the warehousing, distribution and research and development facilities of our principal operations, are described below. While our products are primarily manufactured by third party contract manufacturers, we also own one manufacturing facility. For additional information regarding our third party manufacturing network, see “Business - Supply Chain” in Item 1 of this report.
We lease a research and development facility and administrative office in Emeryville, California. We also lease administrative offices in Rogers, Arkansas; Munich, Germany and Worb, Switzerland. Through third party logistics firms, we lease warehouse space in Tagelswangen, Switzerland and a distribution center with warehouse space in Kleve, Germany. We also manufacture protein and energy bars and gels and conduct research and development through an owned facility in Voerde, Germany. Management believes our facilities generally are in good operating condition. In conjunction with our arrangements with third party contract manufacturers and our planned expansion of the same in response to demand for certain of our products exceeding our production capacity in fiscal 2021, management believes, taken as a whole, our facilities generally are suitable, adequate and of sufficient capacity for our current operations. See “Risk Factors” included in Item 1A of this report for more information about our supply chain.

ITEM 3.    LEGAL PROCEEDINGS.
The information required under this Item 3 is set forth in Note 16 within “Notes to Consolidated Financial Statements” included in Part II, Item 8 of this report and is incorporated herein by this reference. For disclosure of environmental proceedings with a governmental entity as a party pursuant to Item 103(c)(3)(iii) of Regulation S-K, the Company has elected to disclose matters where the Company reasonably believes such proceeding would result in monetary sanctions, exclusive of interest and costs, of $1.0 million or more. Applying this threshold, there are no such environmental proceedings pending as of the filing date of this report or that were resolved during the three months ended September 30, 2021.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for Common Stock
Our Class A common stock, $0.01 par value per share (the “Class A Common Stock”) is traded on the New York Stock Exchange (the “NYSE”) under the symbol “BRBR.” Our Class B common stock, $0.01 par value per share (the “Class B Common Stock”) is not traded on any established public trading market. There were approximately 123 stockholders of record of our Class A Common Stock and one stockholder of record of our Class B Common Stock as of November 15, 2021.
Dividends
We may not pay cash dividends on our Class A Common Stock for the foreseeable future. Any future determination to pay dividends, and the amount and timing of any such payment, will be at the discretion of our Board of Directors and subject to, among other things, our compliance with applicable law, and depending on, among other things, our results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in our debt agreements, business prospects, our cash flow and liquidity position and other factors that our Board of Directors may deem relevant.
Equity Compensation Plan Information
The information required under this Item 5 concerning equity compensation plan information is set out below under Item 12 of this report and is incorporated herein by this reference.
Issuer Purchases of Equity Securities
We did not make any repurchases of our Class A Common Stock during the three months ended September 30, 2021. The following table sets forth information with respect to repurchases of shares of our Class A Common Stock during the three months ended September 30, 2021 and our Class A Common Stock repurchase authorization.

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (a) (b)
July 1, 2021 - July 31, 2021	—	—	—	$60,000,000
August 1, 2021 - August 31, 2021	—	—	—	$60,000,000
September 1, 2021 - September 30, 2021	—	—	—	$60,000,000
Total	—		—	$60,000,000
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

Performance Graph
The following performance graph compares the changes for the period beginning October 17, 2019, the first day our Class A Common Stock began trading on the NYSE, through September 30, 2021 in the cumulative total value of $100 hypothetically invested in each of (i) BellRing Class A Common Stock; (ii) the Russell 2000 index; and (iii) the S&P 1500 Packaged Foods & Meats Index.

COMPARISON OF CUMULATIVE TOTAL RETURN *
Among BellRing Brands, Inc., the Russell 2000 Index and the S&P 1500 Packaged Foods & Meats Index

200.00
150.00
100.00
50.00
Oct 17, 2019
Dec 31, 2019
Mar 31, 2020
Jun 30, 2020
Sep 30, 2020
Dec 31, 2020
Mar 31, 2021
Jun 30, 2021
Sep 30, 2021
BellRing Brands, Inc.
Russell 2000 Index
S&P 1500 Packaged Foods & Meats Index

* $100 invested on October 17, 2019 in stock or index.
Performance Graph Data

	BellRing Brands, Inc. ($)	Russell 2000 Index ($)	S&P 1500 Packaged Foods & Meats Index ($)
10/17/2019	100.00	100.00	100.00
12/31/2019	129.03	108.57	105.72
3/31/2020	103.33	75.32	92.23
6/30/2020	120.85	94.47	100.87
9/30/2020	125.70	99.13	106.21
12/31/2020	147.33	130.21	109.79
3/31/2021	143.09	146.74	114.69
6/30/2021	189.94	153.04	118.24
9/30/2021	186.36	146.36	112.18
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
ITEM 6.    [RESERVED]

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
For the period presented prior to our initial public offering (the “IPO”), these consolidated financial statements present the historical results of operations, comprehensive income, financial condition, cash flows and stockholders’ equity of the active nutrition business of Post Holdings, Inc. (“Post”) prepared on a stand-alone basis. These consolidated financial statements also include the allocation of certain Post corporate expenses related to the active nutrition business of Post for the period presented prior to our IPO. In the opinion of management, the assumptions underlying the historical consolidated financial statements of the active nutrition business of Post, including the basis on which the expenses have been allocated from Post, are reasonable. However, the allocations may not reflect the expenses that we may have incurred as a separate company for the period presented prior to the IPO. For additional information, see “Risk Factors” in Item 1A and Note 6 within “Notes to Consolidated Financial Statements.”
OVERVIEW
We are a consumer products holding company operating in the global convenient nutrition category and a provider of ready-to-drink (“RTD”) protein shakes, other RTD beverages, powders and nutrition bars. We have a single operating and reportable segment, with our principal products being protein-based consumer goods. Our primary brands are Premier Protein and Dymatize.
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
As a result of the IPO and certain other transactions completed in connection with the IPO (the “formation transactions”), BellRing LLC became the holder of the active nutrition business of Post. BellRing Inc., as a holding company, has no material assets other than its ownership of BellRing LLC units and its indirect interests in the subsidiaries of BellRing LLC and has no independent means of generating revenue or cash flow. For additional information on the IPO, see Note 1 within “Notes to Consolidated Financial Statements.”
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
For the periods subsequent to the IPO, the financial results of BellRing LLC and its subsidiaries are consolidated with BellRing Inc., and a portion of the consolidated net earnings of BellRing LLC are allocated to the redeemable noncontrolling interest (the “NCI”). The calculation of the NCI is based on Post’s ownership percentage of BellRing LLC units during each period, and reflects the entitlement of Post to a portion of the consolidated net earnings of BellRing LLC.
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
•changing consumer preferences which require food manufacturers to identify changing preferences and to offer products that appeal to consumers;
•supply chain challenges, including labor shortages and equipment delays, which have delayed capacity expansion across the broader third party aseptic processing contract manufacturer network and are expected to continue into fiscal 2022; and
•increasing inflationary pressures, which are expected to continue into fiscal 2022, on the costs of ingredients and packaging materials and transportation.
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
COVID-19 Pandemic
The COVID-19 pandemic has caused and continues to cause global economic disruption and uncertainty, including in our business. We continue to closely monitor the impact of the COVID-19 pandemic and developments related thereto on our business and remain focused on ensuring the health and safety of our employees, maintaining continuity of our supply chain to serve customers and consumers and preserving liquidity to navigate the uncertainty caused by the COVID-19 pandemic. Our primary categories returned to growth rates in line with their pre-pandemic levels during the fourth quarter of fiscal 2020 and have remained strong in fiscal 2021.
As the overall economy continues to recover from the impact of the COVID-19 pandemic, input and freight inflation, equipment delays and input and labor availability are pressuring BellRing’s supply chain. Lower than anticipated production and delays in capacity expansion across the broader third party shake contract manufacturer network have resulted in low inventories and missed sales. Service levels and fill rates remain below normal levels, and certain products have been placed on allocation. These factors are expected to improve but persist throughout fiscal 2022 and are dependent upon BellRing’s contract manufacturer partners’ ability to deliver committed volumes, add capacity on expected timelines, retain manufacturing staff and rebuild inventory levels. For additional discussion, refer to “Liquidity and Capital Resources” within this section, as well as “Cautionary Statement on Forward-Looking Statements” and “Risk Factors” in Part I of this report.
Announcement Subsequent to Period End
In October 2021, we, along with Post, announced the signing of a transaction agreement related to Post’s previously announced plan to distribute a significant portion of its interest in the Company to Post’s shareholders. We expect the distribution to be completed in the first calendar quarter of 2022, subject to certain customary conditions. See Note 18 within “Notes to Consolidated Financial Statements” for additional information on the announcement.
Items Affecting Comparability
During the years ended September 30, 2021, 2020 and 2019, net sales and/or operating profit was impacted by the following items:
•accelerated amortization expense of $29.9 million for the year ended September 30, 2021 related to the discontinuance of the Supreme Protein brand;
•restructuring and facility closure costs, including accelerated depreciation, of $5.6 million related to the closing of our Dallas, Texas office and the downsizing of our Munich, Germany location during the year ended September 30, 2021; and
•separation costs of $0.2 million, $1.9 million and $6.7 million related to our separation from Post for the years ended September 30, 2021, 2020 and 2019, respectively.
For further discussion, refer to “Results of Operations” within this section.

RESULTS OF OPERATIONS

	Fiscal 2021 compared to 2020				Fiscal 2020 compared to 2019
			favorable/(unfavorable)				favorable/(unfavorable)
dollars in millions	2021	2020	$ Change	% Change	2020	2019	$ Change	% Change
Net Sales	$1,247.1	$988.3	$258.8	26%	$988.3	$854.4	$133.9	16%

Operating Profit	$168.0	$164.0	$4.0	2%	$164.0	$162.5	$1.5	1%
Interest expense, net	43.2	54.7	11.5	21%	54.7	—	(54.7)	(100)%
Loss on refinancing of debt	1.6	—	(1.6)	(100)%	—	—	—	—%
Income tax expense	8.8	9.2	0.4	4%	9.2	39.4	30.2	77%
Less: Net earnings attributable to NCI	86.8	76.6	(10.2)	(13)%	76.6	123.1	46.5	38%
Net Earnings Available to Class A Common Stockholders	$27.6	$23.5	$4.1	17%	$23.5	$—	$23.5	100%
Net Sales
Fiscal 2021 compared to 2020
Net sales increased $258.8 million, or 26%, during the year ended September 30, 2021 compared to the prior year. Sales of Premier Protein products were up $207.8 million, or 25%, with volume up 24%. Volume increases were driven by higher RTD protein shake product volumes which primarily related to distribution gains for both existing and new products and strong velocities driven by promotional activity and continued category momentum. Sales of Dymatize products were up $47.4 million, or 43%, with volume up 29%. Volume increases were primarily driven by distribution gains for both existing and new products and strong velocities driven by continued category momentum and lower international and specialty channel volumes in the prior year, largely resulting from consumer reaction to the COVID-19 pandemic. Average net selling prices increased during the year ended September 30, 2021 due to a favorable product mix. Sales of all other products were up $3.6 million.
Fiscal 2020 compared to 2019
Net sales increased $133.9 million, or 16%, during the year ended September 30, 2020 compared to the prior year. Sales of Premier Protein products were up $148.2 million, or 22%, with volume up 23%. Volume increases were driven by higher RTD protein shake product volumes which primarily related to distribution gains, lapping short-term capacity constraints in fiscal 2019, incremental promotional activity and new product introductions, partially offset by lower other RTD beverages volumes. Sales of Dymatize products were down $4.0 million, or 4%, with volume down 1%. Volumes decreased primarily due to lower international and specialty channel volumes, largely resulting from consumer reaction to the COVID-19 pandemic, partially offset by higher eCommerce volumes. Sales of all other products were down $10.3 million.
Operating Profit
Fiscal 2021 compared to 2020
Operating profit increased $4.0 million, or 2%, during the year ended September 30, 2021 compared to the prior year. This increase was primarily driven by higher net sales, as previously discussed, and lower costs related to the separation from Post of $1.7 million. These positive impacts were partially offset by higher net product costs of $38.9 million due to unfavorable raw material, freight and manufacturing costs, accelerated amortization expense of $29.9 million related to the discontinuance of the Supreme Protein brand, restructuring and facility closure costs, including accelerated depreciation, of $5.6 million, increased advertising and promotional spending of $6.1 million and higher employee-related costs.

Fiscal 2020 compared to 2019
Operating profit increased $1.5 million, or 1%, during the year ended September 30, 2020 compared to the prior year. This increase was primarily driven by higher net sales, as previously discussed, and lower costs related to the separation from Post of $4.8 million. These positive impacts were partially offset by higher net product costs of $17.4 million, as unfavorable raw material costs were partially offset by lower manufacturing and freight costs, as well as increased advertising and promotional spending of $13.1 million, incremental public company costs of $8.7 million (including higher stock-based compensation expense of $2.9 million), higher employee-related expenses of $5.0 million and higher warehousing costs of $3.7 million.
Interest Expense, Net
Fiscal 2021 compared to 2020
Interest expense, net decreased $11.5 million during the year ended September 30, 2021 compared to the prior year primarily due to lower aggregate principal amounts outstanding under BellRing LLC’s term B loan facility (the “Term B Facility”) and under BellRing LLC’s revolving credit facility (the “Revolving Credit Facility”). In addition, the weighted-average interest rate on the aggregate principal amounts outstanding under the Term B Facility and under the Revolving Credit Facility decreased to 5.3% for the year ended September 30, 2021 from 6.3% for the year ended September 30, 2020, driven by lower variable interest rates and the refinancing of the Term B Facility during the second quarter of fiscal 2021.
Fiscal 2020 compared to 2019
Interest expense, net was $54.7 million during the year ended September 30, 2020 compared to zero in the prior year. The increase in interest expense was primarily due to the issuance of debt in the first quarter of fiscal 2020. Additionally, we recognized net hedging losses of $2.8 million on interest rate swaps during the year ended September 30, 2020. We had no debt outstanding or interest rate swaps during the year ended September 30, 2019. See Note 15 and Note 13 within “Notes to Consolidated Financial Statements” for additional information on our debt and interest rate swaps, respectively.
Loss on Refinancing of Debt
During the year ended September 30, 2021, we recognized $1.6 million of losses related to refinancing fees incurred in conjunction with the refinancing of our Term B Facility. See Note 15 within “Notes to Consolidated Financial Statements” for additional information on our debt.
Income Taxes
Our effective income tax rate for fiscal 2021 was 7.1% compared to 8.4% for fiscal 2020 and 24.2% for fiscal 2019. A reconciliation of income tax expense with amounts computed at the federal statutory tax rate follows:

	Year Ended September 30,
dollars in millions	2021	2020	2019
Computed tax (21%)	25.9	23.0	34.1
Income tax expense attributable to NCI	(19.5)	(16.2)	—
State income taxes, net of effect on federal tax	4.0	3.0	4.9
Tax-deductible transaction costs	—	(1.2)	—
Uncertain tax position	—	1.5	—
Other, net (none in excess of 5% of computed tax)	(1.6)	(0.9)	0.4
Income tax expense	$8.8	$9.2	$39.4
The decrease in our effective income tax rate for fiscal 2021 and 2020 compared to fiscal 2019 was primarily due to us taking into account for U.S. federal, state and local income tax purposes our 28.8% distributive share of the items of income, gain, loss and deduction of BellRing LLC in the periods subsequent to the IPO. Prior to the IPO and formation transactions, we reported 100% of the income, gain, loss and deduction of BellRing LLC.
LIQUIDITY AND CAPITAL RESOURCES
On October 21, 2019, BellRing Inc. closed its IPO of 39.4 million shares of Class A Common Stock and received net proceeds from the IPO of $524.4 million, after deducting underwriting discounts and commissions.
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
On October 21, 2019, BellRing LLC entered into a credit agreement (as subsequently amended, the “Credit Agreement”) which provided for the Term B Facility in an aggregate principal amount of $700.0 million and the Revolving Credit Facility in an aggregate principal amount of $200.0 million. In connection with the IPO, BellRing LLC borrowed the full amount under the Term B Facility and $120.0 million under the Revolving Credit Facility and used the proceeds, together with the net proceeds of the IPO that were contributed to it by BellRing Inc., (i) to repay in full the $1,225.0 million of borrowings under the Bridge Loan and all interest thereunder and related costs and expenses, (ii) to pay directly, or reimburse Post for, as applicable, all fees and expenses incurred by BellRing LLC or Post in connection with the IPO and the formation transactions, (iii) to reimburse Post for the amount of cash on BellRing LLC’s balance sheet immediately prior to the completion of the IPO and (iv) for general corporate and working capital purposes, as well as to repay certain borrowings under the Revolving Credit Facility.
On February 26, 2021, BellRing LLC entered into a second amendment to the Credit Agreement (the “Amendment”). The Amendment provided for the refinancing of the Term B Facility on substantially the same terms as in effect prior to the Amendment, except that it (i) reduced the interest rate margin by 100 basis points resulting in (A) for Eurodollar rate loans, an interest rate of the Eurodollar rate plus a margin of 4.00% and (B) for base rate loans, an interest rate of the base rate plus a margin of 3.00%, (ii) reduced the floor for the Eurodollar rate to 0.75%, (iii) modified the Credit Agreement to address the anticipated unavailability of the London Interbank Offered Rate (used to determine the interest rate for Eurodollar rate loans) as a reference interest rate and (iv) provided that if on or before August 26, 2021 BellRing LLC repaid the Term B Facility in whole or in part with the proceeds of new or replacement debt at a lower effective interest rate, or further amended the Credit Agreement to reduce the effective interest rate applicable to the Term B Facility, BellRing LLC would have paid a 1.00% premium on the amount repaid or subject to the interest rate reduction.
During the year ended September 30, 2021, BellRing LLC borrowed $20.0 million under the Revolving Credit Facility and repaid $50.0 million under the Revolving Credit Facility. BellRing LLC had $200.0 million of borrowing capacity and no outstanding letters of credit under the Revolving Credit Facility as of September 30, 2021. Letters of credit are available under the Revolving Credit Facility in an aggregate amount of up to $20.0 million. The Credit Agreement provides for potential incremental revolving and term facilities at BellRing LLC’s request and at the discretion of the lenders thereunder or other persons providing such incremental facilities, in each case on terms to be determined, and also permits BellRing LLC to incur other secured or unsecured debt, in all cases subject to conditions and limitations on the amount as specified in the Credit Agreement.
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
For additional information on the IPO, the formation transactions, the tax receivable agreement and the Credit Agreement, see Notes 1, 8 and 15 within “Notes to Consolidated Financial Statements.”
We expect to generate positive cash flows from operations and believe our cash on hand, cash flows from operations and possible future credit facilities will be sufficient to satisfy our future working capital requirements, research and development activities, debt repayments, including both scheduled amortization payments and any mandatory prepayments required from excess cash flow, and other financing requirements for the foreseeable future. Our asset-light business model requires modest capital expenditures, with annual capital expenditures over the last three fiscal years averaging less than 1% of net sales. No significant capital expenditures are planned for fiscal 2022. Our cash requirements under our various contractual obligations and commitments include:

•Debt Obligations and Interest Payments — See Note 15 within “Notes to Consolidated Financial Statements” for additional information on our debt and the timing of expected future principal and interest payments.
•Operating Leases — See Note 12 within “Notes to Consolidated Financial Statements” for additional information on our operating leases and the timing of expected future payments.
•Tax Receivable Agreement — See Note 6 within “Notes to Consolidated Financial Statements” and above for additional information on our tax receivable agreement between Post and BellRing LLC.
•Purchase Obligations — Purchase obligations are legally binding agreements to purchase goods, services or equipment that specify all significant terms, including: fixed or minimum quantities to be purchased and/or penalties imposed for failing to meet contracted minimum purchase quantities (such as “take-or-pay” contracts); fixed, minimum or variable price provisions; and the approximate timing of the transaction. As of September 30, 2021, the Company had total purchase commitments of $515.6 million (with $327.7 million due in fiscal 2022) which extend through fiscal 2027.
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
The following table shows select cash flow data, which is discussed below.

	Year Ended September 30,
dollars in millions	2021	2020	2019
Cash provided by (used in):
Operating activities	$226.1	$97.2	$98.3
Investing activities	(1.6)	(2.1)	(3.2)
Financing activities	(120.9)	(52.6)	(100.2)
Effect of exchange rate changes on cash and cash equivalents	0.3	0.7	(0.3)
Net increase (decrease) in cash and cash equivalents	$103.9	$43.2	$(5.4)
Operating Activities
Fiscal 2021 compared to 2020
Cash provided by operating activities for the year ended September 30, 2021 increased $128.9 million compared to the prior year. The increase was primarily driven by favorable working capital changes of $85.8 million, which were primarily due to fluctuations in the timing of purchases and payments of trade payables and the decrease in the current year inventory balance due to higher net sales outpacing production levels. In addition, interest payments decreased $13.1 million compared to the prior year due to lower aggregate principal amounts outstanding under the Term B Facility and Revolving Credit Facility, as well as the refinancing of the Term B Facility. These positive impacts were partially offset by restructuring costs payments of $4.7 million and increased tax payments of $1.9 million.

Fiscal 2020 compared to 2019
Cash provided by operating activities for the year ended September 30, 2020 decreased $1.1 million compared to the prior year. The decrease was primarily driven by higher interest payments of $48.8 million due to the increase in the principal balance of our outstanding debt and incremental income tax payments of $9.8 million. These higher payments were partially offset by favorable working capital changes of $26.2 million primarily due to the build up of inventory in fiscal 2019 related to short-term supply constraints, partially offset by fluctuations in the timing of sales and collections of trade receivables and the timing of purchases and payments of trade payables.
Investing Activities
Fiscal 2021 compared to 2020
Cash used in investing activities for the year ended September 30, 2021 decreased $0.5 million compared to the prior year, resulting from a decrease in capital expenditures.
Fiscal 2020 compared to 2019
Cash used in investing activities for the year ended September 30, 2020 decreased $1.1 million compared to the prior year, resulting from a decrease in capital expenditures.
Financing Activities
Fiscal 2021
Cash used in financing activities for the year ended September 30, 2021 was $120.9 million. BellRing LLC drew an aggregate of $20.0 million under the Revolving Credit Facility, repaid $63.8 million on the principal balance of the Term B Facility and repaid $50.0 million on the Revolving Credit Facility during the year. In addition, BellRing LLC paid Post $24.6 million related to tax distributions pursuant to the BellRing LLC agreement and state tax withholdings payments on behalf of Post.
Fiscal 2020
Cash used in financing activities for the year ended September 30, 2020 was $52.6 million. BellRing LLC received proceeds of $686.0 million, net of discount, related to the issuance of the Term B Facility and drew an aggregate of $195.0 million under the Revolving Credit Facility. In addition, BellRing Inc. received $524.4 million from the issuance of its Class A Common Stock in conjunction with the IPO. BellRing LLC had net cash transfers of $32.1 million to Post which included cash deposits and borrowings prior to the IPO, tax distributions to Post pursuant to the BellRing LLC agreement and state tax withholdings payments on behalf of Post. BellRing LLC also repaid the $1,225.0 million outstanding principal balance of the Bridge Loan assumed from Post, repaid $165.0 million on the Revolving Credit Facility and repaid $26.3 million on the principal balance of the Term B Facility. In connection with the issuance of BellRing LLC’s long-term debt, BellRing LLC paid $9.6 million in debt issuance costs and deferred financing fees.
Fiscal 2019
Cash used in financing activities for the year ended September 30, 2019 was $100.2 million, which primarily related to cash transfers to and from Post. The components of net transfers included cash deposits to Post and cash borrowings received from Post used to fund operations or capital expenditures and allocations of Post’s corporate expenses.
Debt Covenants
Under the terms of the Credit Agreement, BellRing LLC is required to comply with a financial covenant requiring BellRing LLC to maintain a total net leverage ratio (as defined in the Credit Agreement) not to exceed 6.00 to 1.00, measured as of the last day of each fiscal quarter. BellRing LLC was in compliance with its financial covenant as of September 30, 2021, and we do not believe non-compliance is reasonably likely in the foreseeable future.
The Credit Agreement provides for potential incremental revolving and term facilities, and also permits BellRing LLC to incur other secured or unsecured debt, in all cases subject to conditions and limitations on the amount as specified in the Credit Agreement.
COMMODITY TRENDS
We are exposed to price fluctuations primarily from purchases of ingredients and packaging materials, transportation costs and energy. Our principal ingredients are milk-based, whey-based and soy-based proteins, protein blends, sweeteners and vitamin and mineral blends. Our principal packaging materials consist of aseptic foil and plastic lined cardboard cartons, flexible and rigid plastic film and containers, beverage packaging and corrugate. These costs have been volatile in recent years, and future changes in such costs may cause our results of operations and our operating margins to fluctuate significantly. We manage the impact of cost increases, wherever possible, on commercially reasonable terms, by locking in prices on the quantities through purchase commitments required to meet our production requirements. In addition, we attempt to offset the effect of increased costs by raising prices to our customers. However, for competitive reasons, we may not be able to pass along the full effect of increases in raw materials and other input costs as we incur them. In addition, inflationary pressures can have an adverse effect on our business through higher raw material and fuel costs. We believe that inflation has not had a material adverse impact on our operations for the years ended September 30, 2021, 2020 and 2019, but could have a material impact in the future if inflation rates were to significantly exceed our ability to achieve price increases.
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
Prior to the IPO, our operations were conducted by and accounted for as part of the active nutrition business of Post. These historical consolidated financial statements were prepared on a stand-alone basis and were derived from the consolidated financial statements and accounting records of Post. The consolidated financial statements prior to the IPO reflect the historical results of operations, financial position and cash flows of the active nutrition business of Post and the allocation of certain Post corporate expenses relating to the active nutrition business of Post based on the historical financial statements and accounting records of Post. In the opinion of management, the assumptions underlying the historical consolidated financial statements, including the basis on which the expenses have been allocated from Post, are reasonable. However, the allocations may not reflect the expenses that BellRing Inc. may have incurred as a separate company for the periods presented.
Our significant accounting policies are described in Note 2 within “Notes to Consolidated Financial Statements.” Our critical accounting estimates are those that have a meaningful impact on the reporting of our financial condition and results of operations.
Revenue Recognition — We recognize revenue when performance obligations have been satisfied by transferring control of the goods to customers. Control is generally transferred upon delivery of the goods to the customer. At the time of delivery, the customer is invoiced using previously agreed-upon credit terms. Shipping and/or handling costs that occur before the customer obtains control of the goods are deemed fulfillment activities and are accounted for as fulfillment costs. Our contracts with customers generally contain one performance obligation.
Many of our contracts with customers include some form of variable or fixed consideration. The most common forms of variable and fixed consideration are trade promotions, rebates and discount programs. Variable consideration is treated as a reduction of revenue at the time product revenue is recognized. Methodologies for determining these provisions are dependent on specific customer pricing and promotional practices, which range from contractually fixed percentage price reductions to reimbursement based on actual occurrence or performance. We do not believe that there will be significant changes to our estimates of variable consideration when any uncertainties are resolved with customers. We review and update estimates of variable consideration each period. Uncertainties related to the estimates of variable consideration are resolved in a short time frame and do not require any additional constraint on variable consideration. The majority of trade promotions are redeemed in the form of invoice credits against trade receivables.
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
Long-Lived Assets — We review long-lived assets, including leasehold improvements, property and equipment and amortized intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Long-lived assets to be disposed of are reported at the lower of the carrying amount or fair value less the cost to sell. Estimating future cash flows and calculating the fair value of assets requires significant estimates and assumptions by management. There were no indicators, including adverse trends in the business, that indicated it was more likely than not that our long-lived assets were impaired in fiscal 2021, 2020 or 2019.

Income Tax — We estimate income tax expense based on taxes in each jurisdiction. We estimate current tax exposures together with temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These temporary differences result in deferred tax assets and liabilities. We believe that sufficient income will be generated in the future to realize the benefit of most of our deferred tax assets. Where there is not sufficient evidence that such income is likely to be generated, we establish a valuation allowance against the related deferred tax assets.
See Note 8 within “Notes to Consolidated Financial Statements” for more information about estimates affecting income taxes.
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
Interest Rate Risk
Long-term debt
As of September 30, 2021 and 2020, BellRing LLC had an aggregate principal amount of $609.9 million and $673.7 million outstanding on its Term B Facility, respectively, and an aggregate principal amount of zero and $30.0 million outstanding under its Revolving Credit Facility, respectively. Borrowings under the Term B Facility and the Revolving Credit Facility bear interest at variable rates. Including the impact of interest rate swaps, a hypothetical 10% increase in interest rates would have an immaterial impact on both interest expense and interest paid during both the years ended September 30, 2021 and 2020. For additional information regarding BellRing LLC’s debt, see Note 15 within “Notes to Consolidated Financial Statements.”
Interest rate swaps
As of September 30, 2021 and 2020, the Company had interest rate swaps with a notional value of $350.0 million. A hypothetical 10% adverse change in interest rates would have an immaterial impact on the fair value of the interest rate swaps as of both September 30, 2021 and 2020. For additional information regarding the Company’s interest rate swap contracts, see Note 13 within “Notes to Consolidated Financial Statements.”

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of BellRing Brands, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of BellRing Brands, Inc. and its subsidiaries (the “Company”) as of September 30, 2021 and 2020, and the related consolidated statements of operations, of comprehensive income, of stockholders' (deficit) equity and of cash flows for each of the three years in the period ended September 30, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in fiscal 2020.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Receivables, net- Allowance for Trade Promotions
As described in Note 2 to the consolidated financial statements, many of the Company's contracts with customers include some form of variable or fixed consideration. The most common forms of variable and fixed consideration are trade promotions, rebates and discount programs. These programs resulted in an allowance for trade promotions of $19.4 million which is reflected as a reduction of receivables, net as of September 30, 2021. Variable consideration is treated as a reduction of revenue at the time product revenue is recognized. Methodologies for determining these provisions are dependent on specific customer pricing and promotional practices, which range from contractually fixed percentage price reductions to reimbursement based on actual occurrence or performance. The Company reviews and updates estimates of variable consideration each period. Uncertainties related to the estimates of variable consideration are resolved in a short time frame and do not require any additional constraint on variable consideration.
The principal consideration for our determination that performing procedures relating to receivables, net - allowance for trade promotions is a critical audit matter is the matter involved significant audit effort in performing procedures related to management’s allowance for trade promotions.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the accuracy and valuation of the allowance for trade promotions. These procedures also included, among others (i) testing management’s process for determining the allowance for trade promotions; (ii) evaluating the appropriateness of the methodology; and (iii) testing the accuracy and relevance of underlying data used to determine the allowance for trade promotions by examining customer agreements and sales data on a test basis.

/s/ PricewaterhouseCoopers LLP
St. Louis, Missouri
November 19, 2021
We have served as the Company's auditor since 2019.

BELLRING BRANDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Year Ended September 30,
	2021	2020	2019
Net Sales	$1,247.1	$988.3	$854.4
Cost of goods sold	860.9	650.3	542.6
Gross Profit	386.2	338.0	311.8
Selling, general and administrative expenses	167.1	151.8	127.1
Amortization of intangible assets	51.2	22.2	22.2
Other operating income, net	(0.1)	—	—
Operating Profit	168.0	164.0	162.5
Interest expense, net	43.2	54.7	—
Loss on refinancing of debt	1.6	—	—
Earnings before Income Taxes	123.2	109.3	162.5
Income tax expense	8.8	9.2	39.4
Net Earnings Including Redeemable Noncontrolling Interest	114.4	100.1	123.1
Less: Net earnings attributable to redeemable noncontrolling interest	86.8	76.6	123.1
Net Earnings Available to Class A Common Stockholders	$27.6	$23.5	$—

Earnings per share of Class A Common Stock:
Basic	$0.70	$0.60	$—
Diluted	$0.70	$0.60	$—

Weighted-Average shares of Class A Common Stock Outstanding:
Basic	39.5	39.4	—
Diluted	39.7	39.5	—
 See accompanying Notes to Consolidated Financial Statements.

BELLRING BRANDS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended September 30,
	2021	2020	2019
Net Earnings Including Redeemable Noncontrolling Interest	$114.4	$100.1	$123.1
Hedging adjustments:
Net loss on derivatives	—	(10.4)	—
Reclassifications to net earnings	2.3	1.0	—
Foreign currency translation adjustments:
Unrealized foreign currency translation adjustments	(0.2)	1.4	(1.2)
Tax (expense) benefit on other comprehensive income (loss):
Net loss on derivatives	—	0.8	—
Reclassifications to net earnings	(0.2)	(0.2)	—
Total Other Comprehensive Income (Loss) Including Redeemable Noncontrolling Interest	1.9	(7.4)	(1.2)
Less: Comprehensive income attributable to redeemable noncontrolling interest	88.2	70.6	121.9
Total Comprehensive Income Available to Class A Common Stockholders	$28.1	$22.1	$—
See accompanying Notes to Consolidated Financial Statements.

BELLRING BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	September 30,
	2021	2020
ASSETS
Current Assets
Cash and cash equivalents	$152.6	$48.7
Receivables, net	103.9	83.1
Inventories	117.9	150.5
Prepaid expenses and other current assets	13.7	7.9
Total Current Assets	388.1	290.2
Property, net	8.9	10.2
Goodwill	65.9	65.9
Intangible assets, net	223.1	274.3
Other assets	10.5	12.9
Total Assets	$696.5	$653.5

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Current portion of long-term debt	$116.3	$63.8
Accounts payable	91.9	56.7
Other current liabilities	43.1	32.6
Total Current Liabilities	251.3	153.1
Long-term debt	481.2	622.6
Deferred income taxes	7.6	9.0
Other liabilities	21.9	29.8
Total Liabilities	762.0	814.5
Commitments and Contingencies (See Note 16)
Redeemable noncontrolling interest	2,997.3	2,021.6
Stockholders’ Deficit
Preferred stock, $0.01 par value; 50,000,000 shares authorized, zero shares issued and outstanding in each year	—	—
Common stock, $0.01 par value
Class A common stock; 500,000,000 shares authorized in each year, 39,510,430 and 39,428,571 shares issued and outstanding, respectively	0.4	0.4
Class B common stock; 1 share authorized, issued and outstanding in each year	—	—
Accumulated deficit	(3,059.7)	(2,179.0)
Accumulated other comprehensive loss	(3.5)	(4.0)
Total Stockholders’ Deficit	(3,062.8)	(2,182.6)
Total Liabilities and Stockholders’ Deficit	$696.5	$653.5
See accompanying Notes to Consolidated Financial Statements.

BELLRING BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended September 30,
	2021	2020	2019
Cash Flows from Operating Activities
Net earnings including redeemable noncontrolling interest	$114.4	$100.1	$123.1
Adjustments to reconcile net earnings including redeemable noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	53.7	25.3	25.3
Unrealized (gain) loss on interest rate swaps	(2.3)	1.0	—
Loss on refinancing of debt	1.6	—	—
Non-cash stock-based compensation expense	4.6	2.5	—
Deferred income taxes	(1.5)	(3.3)	0.5
Other, net	5.3	4.9	12.6
Other changes in operating assets and liabilities:
(Increase) decrease in receivables	(21.0)	(14.2)	18.5
Decrease (increase) in inventories	32.4	(11.5)	(77.2)
Increase in prepaid expenses and other current assets	(5.7)	(0.2)	(3.6)
Decrease in other assets	2.5	2.6	—
Increase (decrease) in accounts payable and other current liabilities	42.1	(12.1)	(1.9)
Increase in non-current liabilities	—	2.1	1.0
Net Cash Provided by Operating Activities	226.1	97.2	98.3

Cash Flows from Investing Activities
Additions to property	(1.6)	(2.1)	(3.2)
Net Cash Used in Investing Activities	(1.6)	(2.1)	(3.2)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	20.0	881.0	—
Proceeds from issuance of common stock, net of issuance costs	—	524.4	—
Repayments of long-term debt	(113.8)	(1,416.3)	—
Payments of debt issuance costs and deferred financing fees	—	(9.6)	—
Payment of debt refinancing fees	(1.6)	—	—
Distributions to Post Holdings, Inc., net	(24.6)	(32.1)	(100.2)
Other, net	(0.9)	—	—
Net Cash Used in Financing Activities	(120.9)	(52.6)	(100.2)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	0.3	0.7	(0.3)
Net Increase (Decrease) in Cash and Cash Equivalents	103.9	43.2	(5.4)
Cash and Cash Equivalents, Beginning of Year	48.7	5.5	10.9
Cash and Cash Equivalents, End of Year	$152.6	$48.7	$5.5
    See accompanying Notes to Consolidated Financial Statements.

BELLRING BRANDS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(in millions)

	As Of and For The Year Ended September 30,
	2021	2020	2019
Preferred Stock
Beginning and end of year	$—	$—	$—
Common Stock
Beginning of year	0.4	—	—
Issuance of common stock	—	0.4	—
End of year	0.4	0.4	—
Additional Paid-in Capital
Beginning of year	—	—	—
Activity under stock and deferred compensation plans	(0.8)	0.1	—
Non-cash stock-based compensation expense	4.6	2.5	—
Redemption value adjustment to redeemable noncontrolling interest	(3.8)	(2.6)	—
End of year	—	—	—
Accumulated Deficit
Beginning of year	(2,179.0)	—	—
Net earnings available to Class A Common Stockholders	27.6	23.5	—
Distributions to Post Holdings, Inc.	(24.6)	(24.8)	—
Issuance of common stock	—	(0.4)	—
Initial public offering	—	(2,112.4)	—
Reclassification of net investment of Post Holdings, Inc.	—	524.4	—
Redemption value adjustment to redeemable noncontrolling interest	(883.7)	(589.3)	—
End of year	(3,059.7)	(2,179.0)	—
Net Investment of Post
Beginning of year	—	489.0	453.1
Net earnings attributable to Post Holdings, Inc.	—	5.5	123.1
Initial public offering	—	29.9	—
Reclassification of net investment of Post Holdings, Inc.	—	(524.4)	—
Net decrease in net investment of Post Holdings, Inc.	—	—	(87.2)
End of year	—	—	489.0
Accumulated Other Comprehensive Loss
Hedging Adjustments, net of tax
Beginning of year	(2.1)	—	—
Net change in hedges, net of tax	0.5	(2.1)	—
End of year	(1.6)	(2.1)	—
Foreign Currency Translation Adjustments
Beginning of year	(1.9)	(2.6)	(1.4)
Foreign currency translation adjustments	—	0.7	(1.2)
End of year	(1.9)	(1.9)	(2.6)
Total Stockholders’ (Deficit) Equity	$(3,062.8)	$(2,182.6)	$486.4

Preferred Stock, shares
Beginning and end of year	—	—	—
Common Stock, shares
Beginning of year	39.4	—	—
Issuance of common stock	—	39.4	—
Activity under stock and deferred compensation plans	0.1	—	—
End of year	39.5	39.4	—
See accompanying Notes to Consolidated Financial Statements.

BELLRING BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except per share information or where indicated otherwise)
NOTE 1 — BACKGROUND
BellRing Brands, Inc. (along with its consolidated subsidiaries, “BellRing” or “the Company”) is a consumer products holding company operating in the global convenient nutrition category and is a provider of ready-to-drink (“RTD”) protein shakes, other RTD beverages, powders and nutrition bars. The Company has a single operating and reportable segment, with its principal products being protein-based consumer goods. The Company’s primary brands are Premier Protein and Dymatize.
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
As of September 30, 2021, Post held 97.5 BellRing LLC units, equal to 71.2% of the economic interest in BellRing LLC, and one share of Class B common stock of BellRing Inc., $0.01 par value per share (the “Class B Common Stock”), which represented 67% of the combined voting power of the common stock of BellRing Inc. The Class B Common Stock has no dividend or other economic rights.
As of September 30, 2021, the public stockholders of BellRing Inc. (i) owned 39.5 shares of Class A Common Stock, which represented 33% of the combined voting power of BellRing Inc. common stock and 100% of the economic interest in BellRing Inc., and (ii) through BellRing Inc.’s ownership of BellRing LLC units, indirectly held 28.8% of the economic interest in BellRing LLC.
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
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation — For the period prior to the IPO, the consolidated financial statements present the consolidated results of operations, comprehensive income, financial position, cash flows and stockholders’ equity of the active nutrition business of Post. All intercompany balances and transactions have been eliminated. Transactions between the Company and Post are included in these financial statements as well as allocations of certain Post corporate expenses. These allocated expenses related to various services that were provided to the Company by Post, including, but not limited to, cash management and other treasury services, administrative services (such as tax, employee benefit administration, risk management, internal audit, accounting and human resources) and stock-based compensation plan administration. See Note 6 for further information on services that Post continues to provide to the Company.
For the periods subsequent to the IPO, the financial results of BellRing LLC and its subsidiaries are consolidated with BellRing Inc., and a portion of the consolidated net earnings of BellRing LLC is allocated to the redeemable noncontrolling interest (the “NCI”). The calculation of the NCI is based on Post’s ownership percentage of BellRing LLC units during each period, and reflects the entitlement of Post to a portion of the consolidated net earnings of BellRing LLC.

Use of Estimates and Allocations — The consolidated financial statements of the Company are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which require certain elections as to accounting policy, estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the dates of the financial statements and the reported amount of net revenues and expenses during the reporting periods. Significant accounting policy elections, estimates and assumptions include, among others, valuation assumptions of intangible assets and income taxes. Actual results could differ from those estimates.
Cash Equivalents — Cash equivalents include all highly liquid investments with original maturities of less than three months. At September 30, 2021 and 2020, the Company had $152.6 and $48.7, respectively, in available cash, of which 5.5% and 25.7%, respectively, was outside of the United States (the “U.S.”). The Company’s intention is to reinvest these funds indefinitely.
Receivables — Receivables are reported at net realizable value. This value includes appropriate allowances for credit losses, cash discounts and other amounts which the Company does not ultimately expect to collect. To calculate the allowance for credit losses, the Company estimates uncollectible amounts based on a review of past due balances, historical loss information and an evaluation of customer accounts for potential future losses. A receivable is considered past due if payments have not been received within the agreed upon invoice terms. Receivables are written off against the allowance when deemed to be uncollectible based upon the Company’s evaluation of the customer’s solvency. As of September 30, 2021 and 2020, the Company did not have off-balance sheet credit exposure related to its customers.
Inventories — Inventories are generally valued at the lower of average cost (determined on a first-in, first-out basis) or net realizable value. Reported amounts have been reduced by a write-down for obsolete product and packaging materials based on a review of inventories on hand compared to estimated future usage and sales.
Restructuring Expenses — Restructuring charges principally consist of severance and other employee separation costs. The Company recognizes restructuring obligations and liabilities for exit and disposal activities at fair value in the period the liability is incurred. Employee severance costs are expensed when they become probable and reasonably estimable under established severance plans.
Property — Property is recorded at cost, and depreciation expense is generally provided on a straight-line basis over the estimated useful life of the property. Estimated useful lives range from 2 to 13 years for machinery and equipment; 1 to 33 years for buildings, building improvements and leasehold improvements; and 1 to 3 years for software. Total depreciation expense was $2.5, $2.9 and $3.1 in fiscal 2021, 2020 and 2019, respectively. Any gains and losses incurred on the sale or disposal of assets would be included in other operating income/expense in the statement of operations. Repair and maintenance costs incurred in connection with on-going and planned major maintenance activities are accounted for under the direct expensing method. Property consisted of:

	September 30,
	2021	2020
Land and land improvements	$0.8	$0.8
Buildings and leasehold improvements	5.5	5.4
Machinery and equipment	12.6	14.2
Software	2.1	1.9
Construction in progress	0.6	0.3
	21.6	22.6
Accumulated depreciation	(12.7)	(12.4)
Property, net	$8.9	$10.2
As of both September 30, 2021 and 2020, the majority of the Company’s tangible long-lived assets were located in Europe and had a net carrying value of $6.6; the remainder were located in the U.S.
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
In fiscal 2021 and 2020, the Company performed a qualitative test and determined there were no indicators, including adverse trends in the business, that would indicate it was more likely than not that goodwill was impaired. In fiscal 2019, the

Company elected not to perform a qualitative assessment and instead performed a quantitative impairment test. The quantitative goodwill impairment test requires an entity to compare the fair value of each reporting unit with its carrying amount. The estimated fair value is determined using a combined income and market approach with a greater weighting on the income approach. The income approach is based on discounted future cash flows and requires significant assumptions, including estimates regarding future revenue, profitability, capital requirements and discount rate. The market approach is based on a market multiple (revenue and EBITDA, which stands for earnings before interest, income taxes, depreciation and amortization) and requires an estimate of appropriate multiples based on market data.
The Company did not record a goodwill impairment charge at September 30, 2021, 2020 or 2019, as all reporting units with goodwill passed either the qualitative or quantitative impairment test.
The components of “Goodwill” on the Consolidated Balance Sheets at both the beginning and end of the years ended September 30, 2021 and 2020 are presented in the following table.

Goodwill, gross	$180.7
Accumulated impairment losses	(114.8)
Goodwill	$65.9
Intangible Assets — Intangible assets consist primarily of definite-lived customer relationships, trademarks and brands. Amortization expense related to definite-lived intangible assets, which is provided on a straight-line basis (as it approximates the economic benefit) over the estimated useful lives of the assets, was $51.2, $22.2 and $22.2 in fiscal 2021, 2020 and 2019, respectively. For the definite-lived intangible assets recorded as of September 30, 2021, amortization expense of $19.5 is expected in each of the next five fiscal years. Intangible assets consisted of:

	September 30, 2021			September 30, 2020
	Carrying Amount	Accumulated Amortization	Net Amount	Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	$178.6	$(75.3)	$103.3	$209.4	$(76.9)	$132.5
Trademarks and brands	195.1	(75.3)	119.8	213.4	(71.6)	141.8
Other intangible assets	3.1	(3.1)	—	3.1	(3.1)	—
Intangible assets, net	$376.8	$(153.7)	$223.1	$425.9	$(151.6)	$274.3
In December 2020, the Company finalized its plan to discontinue the Supreme Protein brand and related sales of Supreme Protein products. In connection with the discontinuance, the Company updated the useful lives of the customer relationships and trademarks associated with the Supreme Protein brand to reflect the remaining period in which the Company continued to sell existing Supreme Protein product inventory. Accelerated amortization of $29.9 was recorded during the year ended September 30, 2021 resulting from the updated useful lives of the customer relationships and trademarks associated with the Supreme Protein brand, which were fully amortized and written off as of September 30, 2021.
Recoverability of Assets — The Company continually evaluates whether events or circumstances have occurred which might impair the recoverability of the carrying value of its assets, including property, identifiable intangibles, goodwill and right-of-use (“ROU”) assets.
In addition, definite-lived asset groups are reassessed as needed whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable or the estimated useful life is no longer appropriate. If circumstances require that a definite-lived asset group be tested for possible impairment, the Company will compare the undiscounted cash flows expected to be generated by the asset group to the carrying amount of the asset group. If the carrying amount of the definite-lived asset is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. There were no indicators, including adverse trends in the business, that indicated it was more likely than not that the Company’s long-lived assets were impaired in fiscal 2021, 2020 or 2019.
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
For cash flow hedges, gains and losses are recorded in other comprehensive income (“OCI”) and are reclassified to the Consolidated Statements of Operations in conjunction with the recognition of the underlying hedged item. Changes in the fair value of derivatives that are not designated for hedge accounting are recognized immediately in the Consolidated Statements of Operations. Cash flows from derivatives that are accounted for as hedges and cash flows from derivatives that are not designated as hedges are classified in the same category on the Consolidated Statements of Cash Flows as the items being hedged or on bases consistent with the nature of the instruments.
Leases — In conjunction with the adoption of Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)” and ASU 2018-11, “Leases (Topic 842): Targeted Improvements” on October 1, 2019, the policy for lease accounting was updated. The policy for lease accounting is as follows:
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
ROU assets are recorded as “Other assets,” and lease liabilities are recorded as “Other current liabilities” and “Other liabilities” on the Consolidated Balance Sheets. Operating lease expense is recognized on a straight-line basis over the lease term and is included in “Selling, general and administrative expenses” in the Consolidated Statements of Operations. Costs associated with finance leases and lease income do not have a material impact on the Company’s financial statements.
In conjunction with the adoption of ASUs 2016-02 and 2018-11, the Company utilized the cumulative effect adjustment method of adoption and, accordingly, recorded ROU assets and lease liabilities of $14.8 and $16.0, respectively, on the balance sheet at October 1, 2019. The Company elected the following practical expedients in accordance with Accounting Standards Codification (“ASC”) Topic 842, “Leases”:
•Reassessment elections — The Company elected the package of practical expedients and did not reassess whether any existing contracts are or contain a lease, provided a lease analysis was conducted under ASC Topic 840, “Leases”. To the extent leases were identified under ASC Topic 840, the Company did not reassess the classification of those leases. Additionally, to the extent initial direct costs were capitalized under ASC Topic 840 and are not amortized as a result of the implementation of ASC Topic 842, they were not reassessed.
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

Prior to October 1, 2019, the Company accounted for leases under ASC Topic 840.
Net Investment of Post — Net Investment of Post on the Consolidated Statements of Stockholders’ (Deficit) Equity represents Post’s historical investment in its active nutrition business, its accumulated net income and the net effect of the transactions with and allocations from Post prior to the IPO.
Revenue — The Company recognizes revenue when performance obligations have been satisfied by transferring control of the goods to customers. Control is generally transferred upon delivery of the goods to the customer. At the time of delivery, the customer is invoiced using previously agreed-upon credit terms. Shipping and/or handling costs that occur before the customer obtains control of the goods are deemed fulfillment activities and are accounted for as fulfillment costs. The Company’s contracts with customers generally contain one performance obligation.
Many of the Company’s contracts with customers include some form of variable or fixed consideration. The most common forms of variable and fixed consideration are trade promotions, rebates and discount programs. As of September 30, 2021 and 2020, these programs resulted in an allowance for trade promotions of $19.4 and $14.7, respectively, which were recorded as a reduction of “Receivables, net” on the Consolidated Balance Sheets. Variable consideration is treated as a reduction of revenue at the time product revenue is recognized. Methodologies for determining these provisions are dependent on specific customer pricing and promotional practices, which range from contractually fixed percentage price reductions to reimbursement based on actual occurrence or performance. The Company does not believe that there will be significant changes to its estimates of variable consideration when any uncertainties are resolved with customers. The Company reviews and updates estimates of variable consideration each period. Uncertainties related to the estimates of variable consideration are resolved in a short time frame and do not require any additional constraint on variable consideration. The majority of trade promotions are redeemed in the form of invoice credits against trade receivables.
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
The following table summarizes the impact of the Company’s adoption of ASU 2014-09 “Revenue from Contracts with Customers (Topic 606)” on a modified retrospective basis in the Company’s Consolidated Statement of Operations for the year ended September 30, 2019, the year of adoption. As a result of the adoption, certain payments to customers totaling $8.8 in the year ended September 30, 2019 previously classified in “Selling, general and administrative expenses” were classified as “Net Sales” in the Consolidated Statement of Operations. These payments to customers related to trade advertisements that supported the Company’s sales to customers. In accordance with ASC Topic 606, “Revenue from Contracts with Customers,” these payments were determined not to be distinct within the customer contracts and, as such, required classification within net sales. No changes to the balance sheet were required by the adoption of ASC Topic 606.

	Year Ended September 30, 2019
	As Reported Under ASC Topic 606	As Reported Under Prior Guidance	Impact of Adoption
Net Sales	$854.4	$863.2	$(8.8)
Cost of goods sold	542.6	542.6	—
Gross Profit	311.8	320.6	(8.8)
Selling, general and administrative expenses	127.1	135.9	(8.8)
Amortization of intangible assets	22.2	22.2	—
Operating Profit	$162.5	$162.5	$—
Cost of Goods Sold — Cost of goods sold includes, among other things, inbound and outbound freight costs and depreciation expense related to assets used in production, while storage and other warehousing costs are included in “Selling, general and administrative expenses” in the Consolidated Statements of Operations. Storage and other warehousing costs totaled $17.0, $17.4 and $13.7 in fiscal 2021, 2020 and 2019, respectively.
Advertising — Advertising costs are expensed as incurred, except for costs of producing media advertising such as television commercials or magazine and online advertisements, which are deferred until the first time the advertising takes place and amortized over the period the advertising runs. The amounts reported as assets on the Consolidated Balance Sheets as “Prepaid expenses and other current assets” were immaterial as of September 30, 2021 and 2020.

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
The Company recognizes the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of equity awards and the fair market value at each quarterly reporting date for liability awards. That cost is recognized over the period during which an employee is required to provide service in exchange for the award — the requisite service period (usually the vesting period). Any forfeitures of stock-based awards are recorded as they occur. See Note 17 for disclosures related to stock-based compensation.
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
As of September 30, 2021, BellRing Inc. held 28.8% of the economic interest in BellRing LLC (see Note 1), which, as a result of the IPO and formation transactions, is treated as a partnership for U.S. federal income tax purposes. As a partnership, BellRing LLC is itself generally not subject to U.S. federal income tax under current U.S. tax laws. BellRing Inc. is subject to U.S. federal income taxes, in addition to state and local income taxes, with respect to its 28.8% distributive share of the items of income, gain, loss and deduction of BellRing LLC. BellRing Inc. is also subject to taxes in foreign jurisdictions. Prior to the IPO and formation transactions, the Company reported 100% of the income, gain, loss and deduction of BellRing LLC as part of Post’s consolidated U.S. federal income tax return and therefore, was subject to U.S. federal income taxes, in addition to state, local and foreign taxes. See Note 8 for disclosures related to income taxes.
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
Recently Adopted
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” which provided guidance on the measurement of credit losses for most financial assets and certain other instruments. This ASU replaced the prior incurred loss impairment approach with a methodology to reflect expected credit losses and requires consideration of a broader range of reasonable and supportable information to explain credit loss estimates. The Company adopted this ASU on October 1, 2020, which did not materially change its methodology for calculating its allowance for doubtful accounts (see Note 2). The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements and related disclosures.

NOTE 4 — REVENUE
The following table presents net sales by product.

	Year Ended September 30,
	2021	2020	2019
Shakes and other beverages	$1,014.2	$810.1	$662.1
Powders	178.6	121.7	119.8
Nutrition bars	45.2	49.3	62.5
Other	9.1	7.2	10.0
Net Sales	$1,247.1	$988.3	$854.4
The Company’s external revenues were primarily generated by sales within the U.S.; foreign sales were 11.7%, 11.1% and 13.6% of total fiscal 2021, 2020 and 2019 net sales, respectively. The largest concentration of foreign sales was within Europe, which accounted for 34.1%, 41.5% and 38.8% of total foreign net sales in fiscal 2021, 2020 and 2019, respectively. Sales are attributed to individual countries based on the address to which the product is shipped.
Two customers individually accounted for more than 10% of total net sales in each of the years ended September 30, 2021, 2020 and 2019. One customer accounted for 33.8%, 35.7% and 32.0% of total net sales in the years ended September 30, 2021, 2020 and 2019, respectively. The other customer accounted for 31.5%, 31.6% and 37.9% of total net sales in the years ended September 30, 2021, 2020 and 2019, respectively.
NOTE 5 — RESTRUCTURING
In October 2020, the Company announced its plan to strategically realign its business, resulting in the closing of its Dallas, Texas office and the downsizing of its Munich, Germany location. These actions were completed as of September 30, 2021.
Restructuring charges and the associated liabilities for employee-related costs are shown in the following table.

Balance, September 30, 2020	$—
Charge to expense	4.7
Cash payments	(4.7)
Non-cash charges	—
Balance, September 30, 2021	$—

Total expected restructuring charges	$4.7
Cumulative restructuring charges incurred to date	4.7
Remaining expected restructuring charges	$—
Restructuring charges were included in “Selling, general and administrative expenses” in the Consolidated Statement of Operations. No restructuring charges were incurred during the years ended September 30, 2020 or 2019.
NOTE 6 — RELATED PARTY TRANSACTIONS
Prior to the IPO, the Company used certain functions and services performed by Post. These functions and services included legal, finance, internal audit, treasury, information technology support, insurance and tax matters, the use of office and/or data center space, payroll processing services and tax compliance services. Costs for these functions and services performed by Post were allocated to the Company based on a reasonable activity base (including specific costs, revenue, net assets and headcount, or a combination of such items) or another reasonable method. For the year ended September 30, 2019, allocated costs were $12.6, which included $6.7 of costs related to the separation from Post. Costs related to the separation from Post were $0.2 and $1.9 for the years ended September 30, 2021 and 2020, respectively. Allocated costs and costs related to the separation from Post were included in “Selling, general and administrative expenses” in the Consolidated Statements of Operations.
After the completion of the IPO, Post continues to provide these services and other services to the Company under a master services agreement (the “MSA”). In addition to charges for these services, the Company also incurs certain pass-through charges from Post, primarily relating to stock-based compensation for employees participating in Post’s stock-based compensation plans. MSA fees were $2.2 for each of the years ended September 30, 2021 and 2020. Stock-based compensation expense related to Post’s stock-based compensation plans were $2.6 and $3.9 for the years ended September 30, 2021 and 2020, respectively. See Note 17 for further information related to Post’s stock-based compensation plans. MSA fees and stock-based compensation expense were reported in “Selling, general and administrative expenses” in the Consolidated Statements of Operations.
The Company sells certain products to, purchases certain products from and licenses certain intellectual property to and from Post and its subsidiaries. For the period prior to the IPO, the amounts related to these transactions were included in the accompanying financial statements based upon transfer prices in effect at the time of the individual transactions. For the periods subsequent to the IPO, these transactions were based upon pricing governed by agreements between the Company and Post and its subsidiaries. These transactions were consistent with prices of similar arm's-length transactions during all periods. During each of the years ended September 30, 2021, 2020 and 2019, net sales to and royalties received from Post and its subsidiaries were immaterial. During the years ended September 30, 2021, 2020 and 2019, purchases from and royalties paid to Post and its subsidiaries were $1.0, $0.6 and zero, respectively.
The Company has a series of agreements with Post which are intended to govern the ongoing relationship between the Company and Post. These agreements include the amended and restated limited liability company agreement of BellRing LLC (the “BellRing LLC Agreement”), an employee matters agreement, an investor rights agreement, a tax matters agreement, a tax receivable agreement and the MSA, among others. Under certain of these agreements, the Company incurs expenses payable to Post in connection with certain administrative services provided for varying lengths of time. The Company had immaterial receivables with Post at both September 30, 2021 and 2020 related to sales with Post and its subsidiaries. The Company had $2.2 and $1.3 of payables with Post at September 30, 2021 and 2020, respectively, related to MSA fees and pass-through charges owed by the Company to Post, as well as related party purchases. The receivables and payables were included in “Receivables, net” and “Accounts payable,” respectively, on the Consolidated Balance Sheets. During the years ended September 30, 2021 and 2020, BellRing LLC paid $20.4 and $21.4, respectively, to Post related to quarterly tax distributions from BellRing LLC to Post made pursuant to the terms of the BellRing LLC Agreement and $4.2 and $3.4, respectively, for state corporate tax withholdings on behalf of Post. There were no payments made by BellRing LLC related to quarterly tax distributions or state corporate tax withholdings during the year ended September 30, 2019.
Based on the provisions of the tax receivable agreement, BellRing Inc. must pay to Post (or certain of its transferees or other assignees) 85% of the amount of cash savings, if any, in U.S. federal income tax, as well as state and local income tax and franchise tax (using an assumed tax rate) and foreign tax that BellRing Inc. realizes (or, in some circumstances, is deemed to realize) as a result of (a) the increase in the tax basis of assets of BellRing LLC attributable to (i) the redemption of Post’s (or certain transferees’ or assignees’) BellRing LLC units for shares of Class A Common Stock or cash, (ii) deemed sales by Post (or certain of its transferees or assignees) of BellRing LLC units or assets to BellRing Inc., (iii) certain actual or deemed distributions from BellRing LLC to Post (or certain transferees or assignees) and (iv) certain formation transactions, (b) disproportionate allocations of tax benefits to BellRing Inc. as a result of Section 704(c) of the Internal Revenue Code and (c) certain tax benefits (e.g., imputed interest, basis adjustments, etc.) attributable to payments under the tax receivable agreement. Amounts payable to Post related to the tax receivable agreement of $0.3 and $10.2 were recorded in “Accounts Payable” and “Other liabilities,” respectively, on the Consolidated Balance Sheet at September 30, 2021. Amounts payable to Post related to the tax receivable agreement of $10.9 were recorded in “Other liabilities” on the Consolidated Balance Sheet at September 30, 2020.
NOTE 7 — REDEEMABLE NONCONTROLLING INTEREST
At both September 30, 2021 and 2020, Post held 97.5 BellRing LLC units equal to 71.2% of the economic interest in BellRing LLC. Post may redeem BellRing LLC units for, at BellRing LLC’s option (as determined by its Board of Managers), (i) shares of Class A Common Stock or (ii) cash (based on the market price of the shares of Class A Common Stock). The redemption of BellRing LLC units for shares of Class A Common Stock will be at an initial redemption rate of one share of Class A Common Stock for one BellRing LLC unit, subject to customary redemption rate adjustments for stock splits, stock dividends and reclassifications.
Post’s ownership of BellRing LLC units represents a NCI to the Company, which is classified outside of permanent stockholders’ equity as the BellRing LLC units are redeemable at the option of Post, through Post’s ownership of the Company’s Class B Common Stock (see Note 1). The carrying amount of the NCI is the greater of: (i) the initial carrying amount, increased or decreased for the NCI’s share of net income or loss, other comprehensive income or loss and distributions or dividends or (ii) the redemption value. As of September 30, 2021 and 2020, the carrying amounts of the NCI were recorded at their redemption values of $2,997.3 and $2,021.6, respectively. Changes in the redemption value of the NCI are recorded to additional paid-in capital, to the extent available, and “Accumulated deficit” on the Consolidated Balance Sheets.
At both September 30, 2021 and 2020, BellRing Inc. owned 28.8% of the outstanding BellRing LLC units. The financial results of BellRing LLC and its subsidiaries were consolidated with BellRing Inc., and the portion of the consolidated net earnings of BellRing LLC to which Post was entitled was allocated to the NCI during each year.

The following table summarizes the changes to the Company’s NCI. The period as of and for the year ended September 30, 2020 represents the period beginning October 21, 2019, the effective date of the IPO, and ending September 30, 2020 (see Note 1).

	As Of and For The Year Ended September 30,
	2021	2020
Beginning of period	$2,021.6	$—
Net earnings attributable to NCI after IPO	86.8	71.1
Net change in hedges, net of tax	1.6	(6.7)
Foreign currency translation adjustments	(0.2)	0.7
Impact of IPO	—	1,364.6
Redemption value adjustment to NCI	887.5	591.9
End of period	$2,997.3	$2,021.6
The following table summarizes the effects of changes in ownership in BellRing LLC on BellRing Inc.’s equity. The period as of and for the year ended September 30, 2020 represents the period beginning October 21, 2019, the effective date of the IPO, and ending September 30, 2020 (see Note 1).

	As Of and For The Year Ended September 30,
	2021	2020
Net earnings available to Class A Common Stockholders	$27.6	$23.5
Transfers to NCI:
Impact of IPO	—	1,364.6
Redemption value adjustment to NCI	887.5	591.9
Changes from net earnings available to Class A Common Stockholders and transfers to NCI	$915.1	$1,980.0

NOTE 8 — INCOME TAXES
At both September 30, 2021 and 2020, BellRing Inc. held 28.8% of the economic interest in BellRing LLC (see Note 1), which, as a result of the IPO and formation transactions, is treated as a partnership for U.S. federal income tax purposes. As a partnership, BellRing LLC is itself generally not subject to U.S. federal income tax under current U.S. tax laws. Generally, items of taxable income, gain, loss and deduction of BellRing LLC are passed through to its members, BellRing Inc. and Post. BellRing Inc. is responsible for its share of taxable income or loss of BellRing LLC allocated to it in accordance with the BellRing LLC Agreement and partnership tax rules and regulations.
The expense (benefit) for income taxes consisted of the following:

	Year Ended September 30,
	2021	2020	2019
Current:
Federal	$9.2	$10.7	$33.6
State	1.7	2.0	5.0
Foreign	(0.6)	(0.2)	0.3
	10.3	12.5	38.9
Deferred:
Federal	(1.3)	(2.0)	0.2
State	(0.2)	(1.3)	0.3
Foreign	—	—	—
	(1.5)	(3.3)	0.5
Income tax expense	$8.8	$9.2	$39.4

The effective income tax rate for fiscal 2021 was 7.1% compared to 8.4% for fiscal 2020 and 24.2% for fiscal 2019. The decrease in the effective income tax rate compared to each of the prior years was primarily due to the Company taking into account for U.S. federal, state and local income tax purposes its 28.8% distributive share of the items of income, gain, loss and deduction of BellRing LLC in the periods subsequent to the IPO. Prior to the IPO and formation transactions, the Company reported 100% of the income, gain, loss and deduction of BellRing LLC.
A reconciliation of income tax expense with amounts computed at the federal statutory tax rate follows:

	Year Ended September 30,
	2021	2020	2019
Computed tax (21%)	$25.9	$23.0	$34.1
Income tax expense attributable to NCI	(19.5)	(16.2)	—
State income taxes, net of effect on federal tax	4.0	3.0	4.9
Tax-deductible transaction costs	—	(1.2)	—
Uncertain tax position	—	1.5	—
Other, net (none in excess of 5% of computed tax)	(1.6)	(0.9)	0.4
Income tax expense	$8.8	$9.2	$39.4
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax non-current assets (liabilities) were as follows:

	September 30, 2021			September 30, 2020
	Assets	Liabilities	Net	Assets	Liabilities	Net
Stock-based compensation awards	0.1	—	0.1	—	—	—
Accrued liabilities	2.5	—	2.5	2.6	—	2.6
Intangible assets	1.0	—	1.0	1.0	—	1.0
Investment in partnership (a)	—	(11.2)	(11.2)	—	(12.6)	(12.6)
Deferred income taxes	$3.6	$(11.2)	$(7.6)	$3.6	$(12.6)	$(9.0)
(a)As of September 30, 2021 and 2020, the Company’s deferred tax liability for investment in partnership of $11.2 and $12.6, respectively, related to excess financial reporting outside basis over tax outside basis, of which $5.4 and $3.0, respectively, related to a deferred tax asset attributable to BellRing Inc.’s investment in BellRing LLC and $16.6 and $15.6, respectively, related to a deferred tax liability attributable to a partnership wholly-owned by BellRing LLC and its subsidiaries.
No provision has been made for income taxes on undistributed earnings of consolidated foreign subsidiaries of $1.0 and $2.3 at September 30, 2021 and 2020, respectively, as it is the Company’s intention to indefinitely reinvest undistributed earnings of its foreign subsidiaries. It is not practicable to estimate the additional income taxes and applicable foreign withholdings that would be payable on the remittance of such undistributed earnings.
For fiscal 2021 and 2020, foreign loss before income taxes was $1.9 and $0.8, respectively. For fiscal 2019, foreign income before taxes was $1.0.
CARES Act
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was enacted and signed into law. The CARES Act had no significant U.S. federal or state income tax impacts during the years ended September 30, 2021 or 2020.
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

Unrecognized tax benefits activity for the years ended September 30, 2021, 2020 and 2019 is presented in the following table:

	Year Ended September 30,
	2021	2020	2019
Balance, beginning of year	$1.5	$—	$0.5
Additions for tax positions taken in current year and acquisitions	—	1.5	—
Reductions for tax positions taken in prior years	—	—	(0.5)
Balance, end of year	$1.5	$1.5	$—
The amount of the net unrecognized tax benefits that, if recognized, would directly affect the effective tax rate was $1.5 at September 30, 2021. None of the unrecognized tax benefit at September 30, 2021 is expected to be recognized within the next twelve months.
The Company computes tax-related interest and penalties as the difference between the tax position recognized for financial reporting purposes and the amount previously taken on the Company’s tax returns and classifies these amounts as components of income tax (benefit) expense. During each of the years ended September 30, 2021, 2020 and 2019, expenses recorded related to interest and penalties were immaterial, and the Company had immaterial interest and penalty accruals at both September 30, 2021 and 2020.
U.S. federal, U.S. state and German income tax returns for the tax years ended September 30, 2018 through September 30, 2020 are generally open and subject to examination by the tax authorities in each respective jurisdiction.
NOTE 9 — EARNINGS PER SHARE
Basic earnings per share is based on the average number of shares of Class A Common Stock outstanding during the year. Diluted earnings per share is based on the average number of shares of Class A Common Stock used for the basic earnings per share calculation, adjusted for the dilutive effect of stock options and restricted stock units using the “treasury stock” method. In addition, “Net earnings available to Class A Common Stockholders for diluted earnings per share” in the table below has been adjusted for diluted net earnings per share attributable to NCI, to the extent it is dilutive.
BellRing Inc.’s Class B Common Stock does not have economic rights, including rights to dividends or distributions upon liquidation, and is therefore not a participating security. As such, separate presentation of basic and diluted earnings per share of Class B Common Stock under the two-class method has not been presented.
The following table sets forth the computation of basic and diluted earnings per share. The year ended September 30, 2020 represents the period beginning October 21, 2019, the effective date of the IPO, and ending September 30, 2020 (see Note 1). There were no shares of Class A Common Stock outstanding during the year ended September 30, 2019, and as such, no computation of basic and diluted earnings per share has been provided.

	Year Ended September 30,
	2021	2020
Net earnings available to Class A Common Stockholders for basic earnings per share	$27.6	$23.5
Dilutive impact of net earnings attributable to NCI	0.2	0.1
Net earnings available to Class A Common Stockholders for diluted earnings per share	$27.8	$23.6

Weighted-average shares for basic earnings per share	39.5	39.4
Total dilutive restricted stock units	0.2	0.1
Weighted-average shares for diluted earnings per share	39.7	39.5

Basic earnings per share of Class A Common Stock	$0.70	$0.60
Diluted earnings per share of Class A Common Stock	$0.70	$0.60
Weighted-average shares for diluted earnings per share excludes 0.2 and 0.1 of equity awards for the years ended September 30, 2021 and 2020, respectively, as they were anti-dilutive.

NOTE 10 — SUPPLEMENTAL OPERATIONS STATEMENT AND CASH FLOW INFORMATION

	Year Ended September 30,
	2021	2020	2019
Advertising and promotion expenses	$39.1	$33.0	$19.9
Repair and maintenance expenses	0.4	0.6	0.4
Research and development expenses	11.2	9.4	7.6
Interest paid (a)	35.7	48.8	—
Income taxes paid (b)	12.0	10.1	0.3
(a)The Company held no debt during the period prior to the IPO. For additional information, see Note 15.
(b)Income taxes paid for the period prior to the IPO related only to the Company’s international operations, as all U.S. federal and state tax payments prior to the IPO were made by Post and were a component of “Net Investment of Post” on the Consolidated Statement of Stockholders’ (Deficit) Equity.
NOTE 11 — SUPPLEMENTAL BALANCE SHEET INFORMATION

	September 30,
	2021	2020
Receivables, net
Trade	$97.0	$78.3
Other	7.1	6.3
	104.1	84.6
Allowance for doubtful accounts	(0.2)	(1.5)
	$103.9	$83.1
Inventories
Raw materials and supplies	$34.0	$33.7
Work in process	0.1	0.1
Finished products	83.8	116.7
	$117.9	$150.5
Accounts Payable
Trade	$89.0	$54.7
Other	2.9	2.0
	$91.9	$56.7
Other Current Liabilities
Accrued legal settlements	$8.5	$8.5
Accrued compensation	14.4	8.5
Hedging liabilities	4.7	4.6
Advertising and promotion	3.8	1.7
Other	11.7	9.3
	$43.1	$32.6

NOTE 12 — LEASES
The Company leases office space, certain warehouses and equipment primarily through operating lease agreements. The Company has no material finance lease agreements. Leases have remaining terms which range from less than 1 year to 6 years and most leases provide the Company with the option to exercise one or more renewal terms.

The following table presents the balance sheet location of the Company’s operating leases.

	September 30,
	2021	2020
ROU assets:
Other assets	$9.7	$11.9

Lease liabilities:
Other current liabilities	$2.3	$2.2
Other liabilities	8.6	11.0
Total liabilities	$10.9	$13.2
Future maturities of the Company’s operating lease liabilities as of September 30, 2021 are presented in the following table.

Fiscal 2022	$2.8
Fiscal 2023	2.6
Fiscal 2024	2.0
Fiscal 2025	2.0
Fiscal 2026	2.1
Thereafter	0.7
Total future minimum payments	12.2
Less: Implied interest	(1.3)
Total lease liabilities	$10.9
The following table presents supplemental information related to the Company’s operating leases reported under ASC Topic 842.

	September 30,
	2021	2020
Operating lease expense	3.7	4.0
Variable lease expense	0.7	0.6
Short-term lease expense	—	—

Weighted average remaining lease term	5 years	6 years
Weighted average incremental borrowing rate	4.3%	4.2%
Operating cash flows for amounts included in the measurement of the Company’s operating lease liabilities for the years ended September 30, 2021 and 2020 were $3.0 and $3.6, respectively. ROU assets obtained in exchange for operating lease liabilities during the years ended September 30, 2021 and 2020 were immaterial.
As reported under ASC Topic 840, rent expense for the year ended September 30, 2019 was $3.3.
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
At both September 30, 2021 and 2020, the Company had pay-fixed, receive-variable interest rate swaps with a notional amount of $350.0. The interest rate swaps mature in December 2022 and require monthly settlements, which began on January 31, 2020, and are used to hedge forecasted interest payments on the Company’s variable rate debt (see Note 15). On April 1, 2020, the Company changed the designation of the interest rate swaps from cash flow hedges to non-designated hedging instruments as the swaps were no longer effective (as defined by GAAP). In connection with the new designation, the Company started reclassifying losses previously recorded in accumulated OCI to “Interest expense, net” in the Consolidated Statements of Operations on a straight-line basis over the term of the related debt.
At September 30, 2021, accumulated OCI, including amounts reported as NCI, included a $7.1 net hedging loss before taxes ($6.7 after taxes). At September 30, 2020, accumulated OCI, including amounts reported as NCI, included a $9.4 net hedging loss before taxes ($8.8 after taxes). Approximately $2.3 of the net hedging loss reported in accumulated OCI at September 30, 2021 is expected to be reclassified into earnings within the next 12 months.
The following table presents the balance sheet location and fair value of the Company’s derivative instruments on a gross basis. The Company does not offset derivative assets and liabilities within the Consolidated Balance Sheets.

	September 30,
	2021	2020
Other current liabilities	$4.7	$4.6
Other liabilities	1.1	5.8
Total liabilities	$5.8	$10.4
The following table presents the components of the Company’s net hedging loss on interest rate swaps which are included in “Interest expense, net” in the Consolidated Statements of Operations and the net cash settlements paid on interest rate swaps.

	Year Ended September 30,
	2021	2020
Mark-to-market adjustments	$0.2	$1.6
Net loss amortized from accumulated OCI	2.3	1.2
Total net hedging loss	$2.5	$2.8

Cash settlements paid	$(4.8)	$(1.8)

NOTE 14 — FAIR VALUE MEASUREMENTS
The following table represents the Company’s liabilities and NCI measured at fair value on a recurring basis and the basis for that measurement according to the levels in the fair value hierarchy in ASC Topic 820, “Fair Value Measurement.”

	September 30, 2021			September 30, 2020
	Total	Level 1	Level 2	Total	Level 1	Level 2
Derivative liabilities	$5.8	$—	$5.8	$10.4	$—	$10.4

NCI	$2,997.3	$2,997.3	$—	$2,021.6	$2,021.6	$—
The Company’s calculation of the fair value of interest rate swaps is derived from a discounted cash flow analysis based on the terms of the contract and the interest rate curve on a recurring basis. The fair value of the NCI is calculated as its redemption value based on the Class A Common Stock price and number of BellRing LLC units owned by Post at the end of each year (see Note 7).
The Company’s financial assets and liabilities include cash and cash equivalents, receivables and accounts payable for which the carrying value approximates fair value due to their short maturities (less than 12 months). The Company does not record its short-term and long-term debt at fair value on the Consolidated Balance Sheets. The fair value of any outstanding borrowings under the Revolving Credit Facility (as defined in Note 15) as of September 30, 2021 and 2020 approximated their carrying values. Based on market rates, the fair value (Level 2) of the Term B Facility (as defined in Note 15) was $613.8 and $674.0 as of September 30, 2021 and 2020, respectively.
Certain assets and liabilities, including property, plant and equipment, goodwill and other intangible assets, are measured at fair value on a non-recurring basis.

NOTE 15 — LONG-TERM DEBT
The components of “Long-term debt” on the Consolidated Balance Sheets are presented in the following table.

	September 30,
	2021	2020
Term B Facility	$609.9	$673.7
Revolving Credit Facility	—	30.0
	609.9	703.7
Less: Current portion of long-term debt	116.3	63.8
Debt issuance costs, net	4.7	6.6
Unamortized discount	7.7	10.7
Long-term debt	$481.2	$622.6
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
Credit Agreement
On October 21, 2019, BellRing LLC entered into a credit agreement (as subsequently amended, the “Credit Agreement”) which provides for a term B loan facility in an aggregate principal amount of $700.0 (the “Term B Facility”) and a revolving credit facility in an aggregate principal amount of $200.0 (the “Revolving Credit Facility”), with the commitments under the Revolving Credit Facility to be made available to BellRing LLC in U.S. Dollars, Euros and Pounds Sterling. Letters of credit are available under the Credit Agreement in an aggregate amount of up to $20.0. Any outstanding amounts under the Revolving Credit Facility and Term B Facility must be repaid on or before October 21, 2024.
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
On February 26, 2021, BellRing LLC entered into a second amendment to its Credit Agreement (the “Amendment”). The Amendment provided for the refinancing of the Term B Facility on substantially the same terms as in effect prior to the Amendment, except that it (i) reduced the interest rate margin by 100 basis points resulting in (A) for Eurodollar rate loans, an interest rate of the Eurodollar rate plus a margin of 4.00% and (B) for base rate loans, an interest rate of the base rate plus a margin of 3.00%, (ii) reduced the floor for the Eurodollar rate to 0.75%, (iii) modified the Credit Agreement to address the anticipated unavailability of LIBOR (used to determine the interest rate for Eurodollar rate loans) as a reference interest rate and (iv) provided that if on or before August 26, 2021 BellRing LLC repaid the Term B Facility in whole or in part with the proceeds of new or replacement debt at a lower effective interest rate, or further amended the Credit Agreement to reduce the effective interest rate applicable to the Term B Facility, BellRing LLC would have paid a 1.00% premium on the amount repaid or subject to the interest rate reduction. In connection with the Amendment, BellRing LLC paid debt refinancing fees of $1.6 in the year ended September 30, 2021 which were included in “Loss on refinancing of debt” in the Consolidated Statement of Operations.
Prior to the Amendment, borrowings under the Term B Facility bore interest, at the option of BellRing LLC, at an annual rate equal to either (a) the Eurodollar rate (with a floor of 1.00%) or (b) the base rate determined by reference to the greatest of (i) the prime rate, (ii) the federal funds effective rate plus 0.50% per annum and (iii) the one-month Eurodollar rate plus 1.00% per annum, in each case plus an applicable margin of 5.00% for Eurodollar rate-based loans and 4.00% for base rate-based loans. Subsequent to the Amendment, borrowings under the Term B Facility bear interest, at the option of BellRing LLC, at an annual rate equal to either (a) the Eurodollar rate or (b) the base rate determined by reference to the greatest of (i) the prime rate, (ii) the federal funds effective rate plus 0.50% per annum and (iii) the one-month Eurodollar rate plus 1.00% per annum, in each case plus an applicable margin of 4.00% for Eurodollar rate-based loans and 3.00% for base rate-based loans.
The Term B Facility requires quarterly scheduled amortization payments of $8.75 which began on March 31, 2020, with the balance to be paid at maturity on October 21, 2024. Interest was paid on each Interest Payment Date (as defined in the Credit Agreement) during each of the years ended September 30, 2021 and 2020. The Term B Facility contains customary mandatory prepayment provisions, including provisions for mandatory prepayment (a) from the net cash proceeds of certain asset sales and (b) of 75% of consolidated excess cash flow (as defined in the Credit Agreement) (which percentage will be reduced to 50% if the secured net leverage ratio (as defined in the Credit Agreement) is less than or equal to 3.35:1.00 as of a fiscal year end). During the year ended September 30, 2021, the Company repaid $28.8 on its Term B Facility as a mandatory prepayment from fiscal 2020 excess cash flow, which was in addition to the scheduled amortization payments. The Company classified $81.3 related to the estimated mandatory prepayment of fiscal 2021 excess cash flow in “Current portion of long-term debt” on the Consolidated Balance Sheet at September 30, 2021. The Company may prepay the Term B Facility at its option without penalty or premium, except as provided in the Amendment. The interest rate on the Term B Facility was 4.75% and 6.00% as of September 30, 2021 and 2020, respectively.
Borrowings under the Revolving Credit Facility bear interest, at the option of BellRing LLC, at an annual rate equal to either the Eurodollar rate or the base rate (determined as described above) plus a margin, which initially was 4.25% for Eurodollar rate-based loans and 3.25% for base rate-based loans, and thereafter, will be determined by reference to the secured net leverage ratio, with the applicable margin for Eurodollar rate-based loans and base rate-based loans being (i) 4.25% and 3.25%, respectively, if the secured net leverage ratio is greater than or equal to 3.50:1.00, (ii) 4.00% and 3.00%, respectively, if the secured net leverage ratio is less than 3.50:1.00 and greater than or equal to 2.50:1.00 or (iii) 3.75% and 2.75%, respectively, if the secured net leverage ratio is less than 2.50:1.00. Facility fees on the daily unused amount of commitments under the Revolving Credit Facility initially accrued at the rate of 0.50% per annum and thereafter, depending on BellRing LLC’s secured net leverage ratio, will accrue at rates ranging from 0.25% to 0.50% per annum. There were no amounts drawn under the Revolving Credit Facility as of September 30, 2021. The interest rate on the drawn portion of the Revolving Credit Facility was 5.25% at September 30, 2020.
During the years ended September 30, 2021 and 2020, BellRing LLC borrowed $20.0 and $195.0 under the Revolving Credit Facility, respectively, and repaid $50.0 and $165.0 under the Revolving Credit Facility, respectively. The available borrowing capacity under the Revolving Credit Facility was $200.0 and $170.0 at September 30, 2021 and 2020, respectively. There were no outstanding letters of credit at September 30, 2021 or 2020.
Under the terms of the Credit Agreement, BellRing LLC is required to comply with a financial covenant requiring it to maintain a total net leverage ratio (as defined in the Credit Agreement) not to exceed 6.00 to 1.00, measured as of the last day of each fiscal quarter. The total net leverage ratio of BellRing LLC did not exceed this threshold as of September 30, 2021.
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
As of September 30, 2021, expected principal payments on the Company’s debt for the next five fiscal years were:

Fiscal 2022	$116.3
Fiscal 2023	35.0
Fiscal 2024	35.0
Fiscal 2025	423.6
Fiscal 2026	—

Estimated future interest payments on the Company’s debt through its maturity date on October 21, 2024 are expected to be $72.9 (with $26.2 expected in fiscal 2022) based on the interest rates at September 30, 2021, scheduled amortization payments and estimated mandatory prepayment of fiscal 2021 excess cash flow.
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
Other than legal fees, no expense related to this litigation was incurred during the years ended September 30, 2021, 2020 or 2019. At both September 30, 2021 and 2020, the Company had accrued $8.5 related to this matter that was included in “Other current liabilities” on the Consolidated Balance Sheets.
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
NOTE 17 — STOCK-BASED COMPENSATION
Post Long-Term Incentive Plans
Prior to the IPO, the Company’s employees participated in various Post long-term incentive plans (the “Post Long-Term Incentive Plans”). Awards issued under the Post Long-Term Incentive Plans have a maximum term of 10 years, provided, however, that the corporate governance and compensation committee of Post’s board of directors may, in its discretion, grant awards with a longer term to participants who are located outside of the U.S. Subsequent to the IPO, BellRing employees were no longer eligible to receive new issuances of shares for stock-based compensation awards under the Post Long-Term Incentive Plans. The following disclosures reflect the details of the Post Long-Term Incentive Plans related solely to the BellRing employees who participate in such plans.
During the years ended September 30, 2021, 2020 and 2019, total compensation cost for non-cash and cash stock-based compensation awards recognized was $2.6, $3.9 and $3.5, respectively, and the related recognized deferred tax benefit for each of those years was $0.2, $0.3 and $0.8, respectively. As of September 30, 2021, the total compensation cost related to non-vested awards not yet recognized was $1.0, which is expected to be recognized over a weighted-average period of 0.7 years.
Post Stock Options
Information about Post stock options granted to BellRing employees is summarized in the following table.

in millions, except options or where otherwise indicated	Post Stock Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at September 30, 2020	38,314	$81.42
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding at September 30, 2021	38,314	81.42	6.21	$1.1
Vested and expected to vest as of September 30, 2021	38,314	81.42	6.21	1.1
Exercisable at September 30, 2021	34,201	80.14	6.10	1.0
The fair value of each Post stock option was estimated on the date of grant using the Black-Scholes Model. Post uses the simplified method for estimating a stock option term as it does not have sufficient historical stock options exercise experience upon which to estimate an expected term. The expected term is estimated based on the award’s vesting period and contractual term. Expected volatilities are based on historical volatility trends and other factors. The risk-free rate is the interpolated U.S. Treasury rate for a term equal to the expected term. The weighted-average assumptions and fair value for Post stock options granted to BellRing employees during the year ended September 30, 2019 are summarized in the table below. There were no Post stock options granted to BellRing employees during the years ended September 30, 2021 or 2020.

Expected term (in years)	6.5
Expected stock price volatility	29.7%
Risk-free interest rate	3.1%
Expected dividends	—%
Fair value (per option)	$33.82
There were no stock options exercised during each of the years ended September 30, 2021, 2020 and 2019.

Post Restricted Stock Units (“Post RSUs”)
Information about Post RSUs granted to BellRing employees is summarized in the following table.

	Post RSUs	Weighted- Average Grant Date Fair Value Per Share
Nonvested at September 30, 2020	59,760	$99.83
Granted	—	—
Vested	(34,151)	96.32
Forfeited	(4,493)	105.70
Nonvested at September 30, 2021	21,116	104.26
The grant date fair value of each Post RSU was determined based upon the closing price of Post’s common stock on the date of grant. The weighted-average grant date fair value of nonvested Post RSUs was $104.26, $99.83 and $96.64 at September 30, 2021, 2020 and 2019, respectively. The total vest date fair value of Post RSUs that vested during fiscal 2021, 2020 and 2019 was $3.0, $4.5 and $2.1, respectively.
Post Cash Settled Restricted Stock Units (“Post Cash RSUs”)
Information about Post Cash RSUs granted to BellRing employees is summarized in the following table.

	Post Cash RSUs	Weighted- Average Grant Date Fair Value Per Share
Nonvested at September 30, 2020	4,000	$51.43
Granted	—	—
Vested	(1,000)	51.43
Forfeited	—	—
Nonvested at September 30, 2021	3,000	51.43
At September 30, 2021, the 3,000 nonvested Post Cash RSUs were valued at the greater of the closing price of Post’s common stock or the grant price of $51.43. Cash used to settle Post Cash RSUs was $0.1 for each of the years ended September 30, 2021, 2020 and 2019.
BellRing Long-Term Incentive Plan
Subsequent to the IPO, the Company’s employees began participating in BellRing Inc.’s 2019 Long-Term Incentive Plan (the “BellRing Long-Term Incentive Plan”). On October 22, 2019, the Company registered shares of its Class A Common Stock on a Form S-8 filed with the Securities and Exchange Commission, for issuance under the BellRing Long-Term Incentive Plan. Awards issued under the BellRing Long-Term Incentive Plan have a maximum term of 10 years, provided, however, that the Corporate Governance and Compensation Committee of BellRing Inc.’s Board of Directors may, in its discretion, grant awards with a longer term to participants who are located outside of the U.S. At September 30, 2021 there were 1.9 shares remaining to be issued for stock-based compensation awards under the BellRing Long-Term Incentive Plan.
During the years ended September 30, 2021 and 2020, total compensation cost for BellRing’s non-cash stock-based compensation awards recognized was $4.6 and $2.5, respectively, and the related recognized deferred tax benefit was $0.3 and $0.2, respectively. See Note 8 for discussion related to income taxes. As of September 30, 2021, the total compensation cost related to BellRing’s non-vested awards not yet recognized was $6.9, which is expected to be recognized over a weighted-average period of 1.6 years.

BellRing Stock Options
Information about BellRing stock options is summarized in the following table.

in millions, except options or where otherwise indicated	BellRing Stock Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at September 30, 2020	96,000	$19.31
Granted	162,969	20.05
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding at September 30, 2021	258,969	19.78	8.76	$2.8
Vested and expected to vest as of September 30, 2021	258,969	19.78	8.76	2.8
Exercisable at September 30, 2021	32,000	19.31	8.15	0.4
The fair value of each BellRing stock option was estimated on the date of grant using the Black-Scholes Model. BellRing uses the simplified method for estimating a stock option term as it does not have sufficient historical stock options exercise experience upon which to estimate an expected term. The expected term is estimated based on the award’s vesting period and contractual term. Expected volatilities are based on historical volatility trends and other factors. The risk-free rate is the interpolated U.S. Treasury rate for a term equal to the expected term. The weighted-average assumptions and fair values for BellRing stock options granted during the years ended September 30, 2021 and 2020 are summarized in the table below. There were no BellRing stock options granted during the year ended September 30, 2019.

	September 30,
	2021	2020
Expected term (in years)	6.5	6.5
Expected stock price volatility	38.5%	38.5%
Risk-free interest rate	0.6%	1.6%
Expected dividends	—%	—%
Fair value (per option)	$7.79	$7.92
BellRing Restricted Stock Units (“BellRing RSUs”)
Information about BellRing RSUs is summarized in the following table.

	BellRing RSUs	Weighted- Average Grant Date Fair Value Per Share
Nonvested at September 30, 2020	385,232	$19.39
Granted	261,808	20.34
Vested	(138,122)	19.61
Forfeited	(41,255)	19.47
Nonvested at September 30, 2021	467,663	19.85
The grant date fair value of each BellRing RSU was determined based upon the closing price of the Class A Common Stock on the date of grant. The weighted-average grant date fair value of nonvested BellRing RSUs was $19.85 and $19.39 at September 30, 2021 and 2020, respectively. The total vest date fair value of BellRing RSUs that vested during fiscal 2021 was $3.0. No BellRing RSUs vested during fiscal 2020.

NOTE 18 — SUBSEQUENT EVENT
In August 2021, Post announced its plan to distribute a significant portion of its ownership interest in the Company to its shareholders and in October 2021, the Company and Post announced the signing of a Transaction Agreement and Plan of Merger (the “Transaction Agreement”) between them, BellRing Distribution, LLC, a newly-formed wholly-owned subsidiary of Post (“New BellRing”), and BellRing Merger Sub Corporation, a wholly-owned subsidiary of New BellRing (“Merger Sub”) related to Post’s distribution plan. Pursuant to the Transaction Agreement, Post will contribute its one share of Class B Common Stock, all of its BellRing LLC units and cash to New BellRing in exchange for all of the then-outstanding equity of New BellRing and New BellRing indebtedness (the “Separation”). New BellRing will convert into a Delaware corporation, and Post will then distribute at least 80.1% of its shares of New BellRing common stock to Post shareholders in a pro-rata distribution, an exchange offer or a combination of both, depending on market conditions. Upon completion of the distribution of New BellRing common stock to Post shareholders (the “Distribution”), Merger Sub will merge with and into BellRing Inc. (the “Merger”), with BellRing Inc. as the surviving corporation and a wholly-owned subsidiary of New BellRing. Pursuant to the Merger, each outstanding share of Class A Common Stock will be converted into one share of New BellRing common stock plus a to-be-determined amount of cash per share. The exact cash consideration will be determined in accordance with the Transaction Agreement based upon several factors, including the amount of New BellRing indebtedness to be issued. Immediately following the Distribution and Merger, it is expected that Post will own no more than 14.2% of the New BellRing common stock and the Post shareholders will own at least 57.0% of the New BellRing common stock. Legacy Class A common stockholders will own approximately 28.8% of the New BellRing common stock, maintaining their current effective ownership interest in the Company. The Transaction Agreement also contemplates that Post and New BellRing will enter into certain customary ancillary agreements in connection with the consummation of the Merger. Completion of the transactions is anticipated to occur in the first calendar quarter of 2022, subject to certain customary closing conditions, although there can be no assurance that the transactions will occur within the expected timeframe or at all.
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the Executive Chairman, Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the Company, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2021. Based on that evaluation, our Executive Chairman, CEO and CFO concluded that, as of September 30, 2021, the Company's disclosure controls and procedures were effective to provide reasonable assurance of achieving the desired control objectives.
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
As of September 30, 2021, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based upon the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on management’s assessment utilizing these criteria, our management concluded that, as of September 30, 2021, our internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting as of September 30, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report, which appears herein.
Changes in Internal Control Over Financial Reporting
Based on management’s evaluation, there were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
Not applicable.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information under the headings “Election of Directors,” “Corporate Governance - Board Meetings and Committees,” “Corporate Governance - Nomination Process for Election of Directors,” and “Security Ownership of Certain Stockholders - Delinquent Section 16(a) Reports” in our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the year ended September 30, 2021 (the “2022 Proxy Statement”) is hereby incorporated by reference.
Information regarding executive officers of the Company is included in the “Information about our Executive Officers” section under “Business” in Item 1 of this report.
The Company has adopted a code of ethics, our Code of Conduct, applicable to our directors, officers and employees, which sets forth the Company’s expectations for the conduct of business by our directors, officers and employees. The Code of Conduct is available on the Company’s website at www.bellring.com. In the event the Company amends the Code of Conduct or waivers of compliance are granted and it is determined that such amendments or waivers are subject to the disclosure provisions of Item 5.05 of Form 8-K, the Company will post such amendments or waivers on its website or in a report on Form 8-K.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this Item, appearing under the headings “Compensation of Officers and Directors,” “Compensation Committee Interlocks and Insider Participation” and “Corporate Governance and Compensation Committee Report” in the 2022 Proxy Statement, is hereby incorporated by reference. The information contained in “Corporate Governance and Compensation Committee Report” in the 2022 Proxy Statement shall not be deemed to be “filed” with the Securities and Exchange Commission or subject to the liabilities of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), except to the extent that the Company specifically incorporates such information into a document filed under the Securities Act of 1933, as amended, or the Exchange Act.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item, appearing under the headings “Security Ownership of Certain Stockholders” and “Compensation of Officers and Directors - Equity Compensation Plan Information” in the 2022 Proxy Statement, is hereby incorporated by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item, appearing under the headings “Certain Relationships and Related Transactions” and “Corporate Governance - Director Independence and Role of the Independent Lead Director” in the 2022 Proxy Statement, is hereby incorporated by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item, appearing under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm” in the 2022 Proxy Statement, is hereby incorporated by reference.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Documents filed as a part of this report:
1.Financial Statements. The following are filed as a part of this document under Item 8.
•Report of Independent Registered Public Accounting Firm
•Consolidated Statements of Operations for the years ended September 30, 2021, 2020 and 2019
•Consolidated Statements of Comprehensive Income for the years ended September 30, 2021, 2020 and 2019
•Consolidated Balance Sheets at September 30, 2021 and 2020
•Consolidated Statements of Cash Flows for the years ended September 30, 2021, 2020 and 2019
•Consolidated Statements of Stockholders’ (Deficit) Equity for the years ended September 30, 2021, 2020 and 2019
•Notes to Consolidated Financial Statements
2.Financial Statement Schedules. None. Schedules not included have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
3.Exhibits. See the following Exhibit Index.

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

Exhibit No	Description
†10.20	Deferred Compensation Plan for Directors, dated as of January 1, 2020 (Incorporated by reference to Exhibit 10.20 to the Company’s Form 10-Q filed on February 7, 2020)
†10.21	Executive Severance Plan, dated as of January 1, 2020 (Incorporated by reference to Exhibit 10.21 to the Company’s Form 10-Q filed on February 7, 2020)
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

21.1	Subsidiaries of BellRing Brands, Inc.
23.1	Consent of PricewaterhouseCoopers LLP
24.1	Power of Attorney (Included under Signatures)
31.1	Certification of Robert V. Vitale pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 19, 2021
31.2	Certification of Darcy H. Davenport pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 19, 2021
31.3	Certification of Paul A. Rode pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November, 19, 2021
32.1	Certification of Robert V. Vitale, Darcy H. Davenport and Paul A. Rode, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 19, 2021
101
Interactive Data File (Form 10-K for the year ended September 30, 2021 filed in iXBRL (Inline eXtensible Business Reporting Language)). The financial information contained in the iXBRL-related documents is “unaudited” and “unreviewed.”

104	The cover page from the Company’s Form 10-K for the year ended September 30, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101

†	These exhibits constitute management contracts, compensatory plans and arrangements.
‡	Certain portions of this document that constitute confidential information have been redacted in accordance with Regulation S-K, Item 601(b)(10).

ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, BellRing Brands, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BELLRING BRANDS, INC.
Date:	November 19, 2021	By:	/s/ Darcy H. Davenport
Darcy H. Davenport
President and Chief Executive Officer
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Paul A. Rode and Craig L. Rosenthal, and each of them, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert V. Vitale	Executive Chairman of the Board of Directors (Co-Principal Executive Officer)	November 19, 2021
Robert V. Vitale

/s/ Darcy H. Davenport	President and Chief Executive Officer and Director (Co-Principal Executive Officer)	November 19, 2021
Darcy H. Davenport

/s/ Paul A. Rode	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	November 19, 2021
Paul A. Rode

/s/ Thomas P. Erickson	Director	November 19, 2021
Thomas P. Erickson

/s/ Jennifer Kuperman Johnson	Director	November 19, 2021
Jennifer Kuperman Johnson

/s/ Chonda J. Nwamu	Director	November 19, 2021
Chonda J. Nwamu

/s/ Elliot H. Stein, Jr.	Director	November 19, 2021
Elliot H. Stein, Jr.