Form 10-Q
period 2021-12-31
BELLRING BRANDS, INC.
filed 2022-02-04
CIK 1772016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________
FORM 10-Q
__________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2021
OR
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
Class A Common Stock, $0.01 par value per share – 38,887,851 shares as of January 31, 2022
Class B Common Stock, $0.01 par value per share - 1 share as of January 31, 2022

BELLRING BRANDS, INC.
QUARTERLY REPORT ON FORM 10-Q

i

PART I.    FINANCIAL INFORMATION.
ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED).
BELLRING BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except per share data)

	Three Months Ended December 31,
	2021	2020
Net Sales	$306.5	$282.4
Cost of goods sold	214.2	190.5
Gross Profit	92.3	91.9
Selling, general and administrative expenses	36.8	38.3
Amortization of intangible assets	4.9	5.9
Other operating income, net	—	(0.1)
Operating Profit	50.6	47.8
Interest expense, net	8.4	12.8
Earnings before Income Taxes	42.2	35.0
Income tax expense	2.9	2.1
Net Earnings Including Redeemable Noncontrolling Interest	39.3	32.9
Less: Net earnings attributable to redeemable noncontrolling interest	31.1	25.1
Net Earnings Available to Class A Common Stockholders	$8.2	$7.8

Earnings per share of Class A Common Stock:
Basic	$0.21	$0.20
Diluted	$0.21	$0.20

Weighted-Average shares of Class A Common Stock Outstanding:
Basic	39.4	39.5
Diluted	39.6	39.6
 See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

BELLRING BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in millions)

	Three Months Ended December 31,
	2021	2020
Net Earnings Including Redeemable Noncontrolling Interest	$39.3	$32.9
Hedging adjustments:
Reclassifications to net earnings	0.5	0.5
Foreign currency translation adjustments:
Unrealized foreign currency translation adjustments	(0.4)	0.9
Total Other Comprehensive Income Including Redeemable Noncontrolling Interest	0.1	1.4
Less: Comprehensive income attributable to redeemable noncontrolling interest	31.2	26.1
Total Comprehensive Income Available to Class A Common Stockholders	$8.2	$8.2
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

BELLRING BRANDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions)

	December 31, 2021	September 30, 2021
ASSETS
Current Assets
Cash and cash equivalents	$30.4	$152.6
Receivables, net	118.2	103.9
Inventories	130.2	117.9
Prepaid expenses and other current assets	18.8	13.7
Total Current Assets	297.6	388.1
Property, net	9.1	8.9
Goodwill	65.9	65.9
Intangible assets, net	218.2	223.1
Other assets	9.8	10.5
Total Assets	$600.6	$696.5

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Current portion of long-term debt	$35.0	$116.3
Accounts payable	72.5	91.9
Other current liabilities	38.2	43.1
Total Current Liabilities	145.7	251.3
Long-term debt	473.4	481.2
Deferred income taxes	8.5	7.6
Other liabilities	19.9	21.9
Total Liabilities	647.5	762.0
Redeemable noncontrolling interest	2,780.9	2,997.3
Stockholders’ Deficit
Preferred stock	—	—
Common stock	0.4	0.4
Accumulated deficit	(2,806.6)	(3,059.7)
Accumulated other comprehensive loss	(3.5)	(3.5)
Treasury stock, at cost	(18.1)	—
Total Stockholders’ Deficit	(2,827.8)	(3,062.8)
Total Liabilities and Stockholders’ Deficit	$600.6	$696.5
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

BELLRING BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Three Months Ended December 31,
	2021	2020
Cash Flows from Operating Activities
Net earnings including redeemable noncontrolling interest	$39.3	$32.9
Adjustments to reconcile net earnings including redeemable noncontrolling interest to net cash (used in) provided by operating activities:
Depreciation and amortization	5.3	6.7
Unrealized gain on interest rate swaps	(1.7)	(0.7)
Non-cash stock-based compensation expense	1.5	1.1
Deferred income taxes	0.9	0.7
Other, net	1.2	0.8
Other changes in operating assets and liabilities:
Increase in receivables	(14.4)	(39.9)
(Increase) decrease in inventories	(12.4)	14.5
Increase in prepaid expenses and other current assets	(4.8)	(6.1)
Decrease in other assets	0.5	0.7
(Decrease) increase in accounts payable and other current liabilities	(24.5)	12.3
Increase in non-current liabilities	—	0.3
Net Cash (Used in) Provided by Operating Activities	(9.1)	23.3

Cash Flows from Investing Activities
Additions to property	(0.6)	—
Net Cash Used in Investing Activities	(0.6)	—

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	—	20.0
Repayments of long-term debt	(90.1)	(37.5)
Purchases of treasury stock	(18.1)	—
Distributions to Post Holdings, Inc.	(3.2)	(3.6)
Other, net	(1.1)	(0.9)
Net Cash Used in Financing Activities	(112.5)	(22.0)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	0.8
Net (Decrease) Increase in Cash and Cash Equivalents	(122.2)	2.1
Cash and Cash Equivalents, Beginning of Year	152.6	48.7
Cash and Cash Equivalents, End of Period	$30.4	$50.8
 See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

BELLRING BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (Unaudited)
(in millions)

	As Of and For The Three Months Ended December 31,
	2021	2020
Preferred Stock
Beginning and end of period	$—	$—
Common Stock
Beginning and end of period	0.4	0.4
Additional Paid-in Capital
Beginning of period	—	—
Activity under stock and deferred compensation plans	(1.0)	(0.9)
Non-cash stock-based compensation expense	1.5	1.1
Redemption value adjustment to redeemable noncontrolling interest	(0.5)	(0.2)
End of period	—	—
Accumulated Deficit
Beginning of period	(3,059.7)	(2,179.0)
Net earnings available to Class A Common Stockholders	8.2	7.8
Distribution to Post Holdings, Inc.	(3.2)	(3.6)
Redemption value adjustment to redeemable noncontrolling interest	248.1	(321.7)
End of period	(2,806.6)	(2,496.5)
Accumulated Other Comprehensive Loss
Hedging Adjustments, net of tax
Beginning of period	(1.6)	(2.1)
Net change in hedges, net of tax	0.1	0.1
End of period	(1.5)	(2.0)
Foreign Currency Translation Adjustments
Beginning of period	(1.9)	(1.9)
Foreign currency translation adjustments	(0.1)	0.3
End of period	(2.0)	(1.6)
Treasury Stock
Beginning of period	—	—
Purchases of treasury stock	(18.1)	—
End of period	(18.1)	—
Total Stockholders’ Deficit	$(2,827.8)	$(2,499.7)
 See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

BELLRING BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in millions, except per share information and where indicated otherwise)
NOTE 1 — BACKGROUND AND BASIS OF PRESENTATION
Background
BellRing Brands, Inc. (along with its consolidated subsidiaries, “BellRing” or the “Company”) is a consumer products holding company operating in the global convenient nutrition category and is a provider of ready-to-drink (“RTD”) protein shakes, other RTD beverages, powders and nutrition bars. The Company has a single operating and reportable segment, with its principal products being protein-based consumer goods. The Company’s primary brands are Premier Protein and Dymatize.
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
As of December 31, 2021, Post held 97.5 BellRing LLC units, equal to 71.5% of the economic interest in BellRing LLC, and one share of Class B common stock of BellRing Inc., $0.01 par value per share (the “Class B Common Stock”), which represented 67% of the combined voting power of the common stock of BellRing Inc. The Class B Common Stock has no dividend or other economic rights.
As of December 31, 2021, the public stockholders of BellRing Inc. (i) owned 38.9 shares of Class A Common Stock, which represented 33% of the combined voting power of BellRing Inc. common stock and 100% of the economic interest in BellRing Inc., and (ii) through BellRing Inc.’s ownership of BellRing LLC units, indirectly held 28.5% of the economic interest in BellRing LLC.
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
In August 2021, Post announced its plan to distribute a significant portion of its ownership interest in BellRing Inc. to its shareholders and in October 2021, BellRing Inc. and Post announced the signing of a Transaction Agreement and Plan of Merger (the “Transaction Agreement”) between them, BellRing Distribution, LLC, a newly-formed wholly-owned subsidiary of Post (“New BellRing”), and BellRing Merger Sub Corporation, a wholly-owned subsidiary of New BellRing (“Merger Sub”) related to Post’s distribution plan. Pursuant to the Transaction Agreement, Post will contribute its one share of Class B Common Stock, all of its BellRing LLC units and cash to New BellRing in exchange for all of the then-outstanding equity of New BellRing and New BellRing indebtedness (the “Separation”). New BellRing will convert into a Delaware corporation, and Post will then distribute at least 80.1% of its shares of New BellRing common stock to Post shareholders in a pro-rata distribution. Upon completion of the distribution of New BellRing common stock to Post shareholders (the “Distribution”), Merger Sub will merge with and into BellRing Inc. (the “Merger”), with BellRing Inc. as the surviving corporation and a wholly-owned subsidiary of New BellRing. Pursuant to the Merger, each outstanding share of Class A Common Stock will be converted into one share of New BellRing common stock plus a to-be-determined amount of cash per share. The exact amount of cash consideration will be determined in accordance with the Transaction Agreement based upon several factors, including the amount of New BellRing indebtedness to be issued. Immediately following the Distribution and Merger, it is expected that Post will own no more than 14.2% of the New BellRing common stock and Post shareholders will own at least 57.3% of the New BellRing common stock. Legacy holders of Class A Common Stock will own approximately 28.5% of the New BellRing common stock, maintaining their current effective ownership interest in the Company’s business. The Transaction Agreement also contemplates that Post and New BellRing will enter into certain customary ancillary agreements in connection with the consummation of the Merger. Completion of the transactions is anticipated to occur in the second quarter of fiscal 2022, subject to certain customary closing conditions, although there can be no assurance that the transactions will occur within the expected timeframe or at all. The Company incurred separation-related expenses of $2.0 during the three months ended December 31, 2021. These expenses generally included third party costs for due diligence, advisory services and government filing fees and were recorded as “Selling, general and administrative expenses” in the Condensed Consolidated Statement of Operations. As of December 31, 2021 the Separation, the Distribution and the Merger had not yet been completed.
Basis of Presentation
These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), under the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (the “SEC”), and on a basis substantially consistent with the audited consolidated financial statements of the Company as of and for the year ended September 30, 2021. These unaudited condensed consolidated financial statements should be read in conjunction with such audited consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2021, filed with the SEC on November 19, 2021.
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
The financial results of BellRing LLC and its subsidiaries are consolidated with BellRing Inc., and a portion of the consolidated net earnings of BellRing LLC is allocated to the redeemable noncontrolling interest (the “NCI”). The calculation of the NCI is based on Post’s ownership percentage of BellRing LLC units during each period, and reflects the entitlement of Post to a portion of the consolidated net earnings of BellRing LLC. All intercompany balances and transactions have been eliminated. Transactions between the Company and Post are included in these financial statements as well as allocations of certain Post corporate expenses. See Note 4 for further information on transactions with Post.
NOTE 2 — RECENTLY ISSUED AND ADOPTED ACCOUNTING STANDARDS
The Company has considered all new accounting pronouncements and has concluded there are no new pronouncements (other than those described below) that had or will have a material impact on the Company’s results of operations, comprehensive income, financial condition, cash flows, stockholders’ equity or related disclosures based on current information.
Recently Adopted
In October 2021, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.” This ASU requires a company to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASU No. 2014-19, “Revenue from Contracts with Customers (Topic 606)” as if it had originated the contracts. The Company early adopted this ASU on October 1, 2021 on a prospective basis, as permitted by the ASU. The adoption of this ASU had no impact on the Company’s consolidated financial statements and related disclosures.
In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity,” which simplifies the accounting for convertible instruments by removing major separation models required under current GAAP. This ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company early adopted this ASU on October 1, 2021, using the modified retrospective approach. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements and related disclosures.
In March 2020 and January 2021, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” and ASU No. 2021-01, “Reference Rate Reform (Topic 848): Scope,” respectively (collectively, “Topic 848”). Topic 848 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by Topic 848 are effective for all entities as of March 12, 2020 through December 31, 2022. The Company adopted Topic 848 on October 1, 2021. The adoption of Topic 848 did not have and is not expected to have a material impact on the Company’s consolidated financial statements and related disclosures.

NOTE 3 — REVENUE
The following table presents net sales by product.

	Three Months Ended December 31,
	2021	2020
Shakes and other beverages	$245.0	$234.2
Powders	50.8	35.4
Nutrition bars	9.1	11.6
Other	1.6	1.2
Net Sales	$306.5	$282.4
NOTE 4 — RELATED PARTY TRANSACTIONS
The Company uses certain functions and services performed by Post. These functions and services include legal, finance, internal audit, treasury, information technology support, insurance and tax matters, the use of office and/or data center space, payroll processing services and tax compliance services. These functions and services are provided by Post under a master services agreement (the “MSA”). In addition to charges for these services, the Company also incurs certain pass-through charges from Post, primarily relating to stock-based compensation for employees participating in Post’s stock-based compensation plans. For the three months ended December 31, 2021, MSA fees were $0.6 and stock-based compensation expense related to Post’s stock-based compensation plans was $0.5. For the three months ended December 31, 2020, MSA fees were $0.6 and stock-based compensation expense related to Post’s stock-based compensation plans was $0.8. MSA fees and stock-based compensation expense were reported in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations.
The Company sells certain products to, purchases certain products from and licenses certain intellectual property to and from Post and its subsidiaries based upon pricing governed by agreements between the Company and Post and its subsidiaries, consistent with pricing of similar arm's-length transactions. During each of the three months ended December 31, 2021 and 2020, net sales to, purchases from and royalties paid to and received from Post and its subsidiaries were immaterial.
In the first quarter of fiscal 2022, Premier Nutrition Company, LLC (“Premier Nutrition”), a subsidiary of the Company, and Michael Foods, Inc. (“MFI”), a subsidiary of Post, entered into a reimbursement agreement relating to a proposed contract manufacturing relationship (the “Co-Man Arrangement”) between Premier Nutrition and MFI. Pursuant to the reimbursement agreement, prior to the execution of a definitive agreement governing the Co-Man Arrangement, Premier Nutrition will indemnify MFI for certain costs and expenses incurred in the evaluation and acquisition of property for the Co-Man Arrangement. For the three months ended December 31, 2021, Premier Nutrition did not reimburse MFI for any amounts under the reimbursement agreement.
The Company has a series of agreements with Post which are intended to govern the ongoing relationship between the Company and Post. These agreements include the amended and restated limited liability company agreement of BellRing LLC (the “BellRing LLC Agreement”), an employee matters agreement, an investor rights agreement, a tax matters agreement, a tax receivable agreement and the MSA, among others. Under certain of these agreements, the Company incurs expenses payable to Post in connection with certain administrative services provided for varying lengths of time. The Company had immaterial receivables with Post at both December 31, 2021 and September 30, 2021 related to sales with Post and its subsidiaries. The Company had $0.9 and $2.2 of payables with Post at December 31, 2021 and September 30, 2021, respectively, related to MSA fees and pass-through charges owed by the Company to Post, as well as related party purchases. The receivables and payables were included in “Receivables, net” and “Accounts payable,” respectively, on the Condensed Consolidated Balance Sheets. During the three months ended December 31, 2021, BellRing LLC paid $3.2 to Post related to quarterly tax distributions from BellRing LLC to Post made pursuant to the terms of the BellRing LLC Agreement and had immaterial payments for state corporate tax withholdings on behalf of Post. During the three months ended December 31, 2020, BellRing LLC paid $3.2 to Post related to quarterly tax distributions from BellRing LLC to Post made pursuant to the terms of the BellRing LLC Agreement and $0.4 for state corporate tax withholdings on behalf of Post.
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
Amounts payable to Post related to the tax receivable agreement of $0.3 and $10.2 were recorded in “Accounts Payable” and “Other liabilities,” respectively, on the Condensed Consolidated Balance Sheets at both December 31, 2021 and September 30, 2021.
In connection with completion of the Separation, Distribution and Merger transactions, the Company, New BellRing and Post will amend and restate the MSA and the employee matters agreement and will enter into a tax matters agreement. Further, the current investor rights agreement between the Company and Post will be terminated, and New BellRing and Post will enter into a registration rights agreement.
NOTE 5 — REDEEMABLE NONCONTROLLING INTEREST
At December 31, 2021, Post held 97.5 BellRing LLC units, equal to 71.5% of the economic interest in BellRing LLC. At September 30, 2021, Post held 97.5 BellRing LLC units, equal to 71.2% of the economic interest in BellRing LLC. Post may redeem BellRing LLC units for, at BellRing LLC’s option (as determined by its Board of Managers), (i) shares of Class A Common Stock or (ii) cash (based on the market price of the shares of Class A Common Stock). The redemption of BellRing LLC units for shares of Class A Common Stock will be at an initial redemption rate of one share of Class A Common Stock for one BellRing LLC unit, subject to customary redemption rate adjustments for stock splits, stock dividends and reclassifications.
Post’s ownership of BellRing LLC units represents a NCI to the Company, which is classified outside of permanent stockholders’ equity as the BellRing LLC units are redeemable at the option of Post, through Post’s ownership of BellRing’s Inc.’s share of Class B Common Stock (see Note 1). The carrying amount of the NCI is the greater of (i) the initial carrying amount, increased or decreased for the NCI’s share of net income or loss, other comprehensive income or loss (“OCI”) and distributions or dividends or (ii) the redemption value. As of December 31, 2021 and September 30, 2021, the carrying amounts of the NCI were recorded at their redemption values of $2,780.9 and $2,997.3, respectively. Changes in the redemption value of the NCI are recorded to additional paid-in capital, to the extent available, and “Accumulated deficit” on the Condensed Consolidated Balance Sheets.
BellRing Inc. owned 28.5% and 28.8% of the outstanding BellRing LLC units at December 31, 2021 and September 30, 2021, respectively. The financial results of BellRing LLC and its subsidiaries were consolidated with BellRing Inc., and the portion of the consolidated net earnings of BellRing LLC to which Post was entitled was allocated to the NCI during each period.
The following table summarizes the changes to the Company’s NCI.

	As Of and For The Three Months Ended December 31,
	2021	2020
Beginning of period	$2,997.3	$2,021.6
Net earnings attributable to NCI	31.1	25.1
Net change in hedges, net of tax	0.4	0.4
Foreign currency translation adjustments	(0.3)	0.6
Redemption value adjustment to NCI	(247.6)	321.9
End of period	$2,780.9	$2,369.6
The following table summarizes the effects of changes in ownership in BellRing LLC on BellRing Inc.’s equity.

	Three Months Ended December 31,
	2021	2020
Net earnings available to Class A Common Stockholders	$8.2	$7.8
Transfers to NCI:
Redemption value adjustment to NCI	(247.6)	321.9
Changes from net earnings available to Class A Common Stockholders and transfers to NCI	$(239.4)	$329.7

NOTE 6 — INCOME TAXES
BellRing Inc. holds an economic interest in BellRing LLC (see Note 1) which, as a result of the IPO and formation transactions, is treated as a partnership for U.S. federal income tax purposes. As a partnership, BellRing LLC itself is generally not subject to U.S. federal income tax under current U.S. tax laws.
The effective income tax rate was 6.9% for the three months ended December 31, 2021, and 6.0% for the three months ended December 31, 2020.
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
The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended December 31,
	2021	2020
Net earnings available to Class A Common Stockholders for basic earnings per share	$8.2	$7.8
Dilutive impact of net earnings attributable to NCI	0.1	—
Net earnings available to Class A Common Stockholders for diluted earnings per share	$8.3	$7.8

Weighted-average shares for basic earnings per share	39.4	39.5
Total dilutive restricted stock units	0.2	0.1
Weighted-average shares for diluted earnings per share	39.6	39.6

Basic earnings per share of Class A Common Stock	$0.21	$0.20
Diluted earnings per share of Class A Common Stock	$0.21	$0.20
Weighted-average shares for diluted earnings per share excluded equity awards of zero and 0.3 for the three months ended December 31, 2021 and 2020, respectively, as they were anti-dilutive.
NOTE 8 — INVENTORIES

	December 31, 2021	September 30, 2021
Raw materials and supplies	$37.7	$34.0
Work in process	0.1	0.1
Finished products	92.4	83.8
Inventories	$130.2	$117.9
NOTE 9 — PROPERTY, NET

	December 31, 2021	September 30, 2021
Property, at cost	$22.0	$21.6
Accumulated depreciation	(12.9)	(12.7)
Property, net	$9.1	$8.9

NOTE 10 — GOODWILL
The components of “Goodwill” on the Condensed Consolidated Balance Sheets at both December 31, 2021 and September 30, 2021 are presented in the following table.

Goodwill, gross	$180.7
Accumulated impairment losses	(114.8)
Goodwill	$65.9
NOTE 11 — INTANGIBLE ASSETS, NET
Total intangible assets are as follows:

	December 31, 2021			September 30, 2021
	Carrying Amount	Accumulated Amortization	Net Amount	Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	$178.6	$(77.8)	$100.8	$178.6	$(75.3)	$103.3
Trademarks and brands	195.1	(77.7)	117.4	195.1	(75.3)	119.8
Other intangible assets	3.1	(3.1)	—	3.1	(3.1)	—
Intangible assets, net	$376.8	$(158.6)	$218.2	$376.8	$(153.7)	$223.1
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
At both December 31, 2021 and September 30, 2021, the Company had pay-fixed, receive-variable interest rate swaps with a notional amount of $350.0. The interest rate swaps mature in December 2022 and require monthly settlements, which began on January 31, 2020, and are used to hedge forecasted interest payments on the Company’s variable rate debt (see Note 14). On April 1, 2020, the Company changed the designation of the interest rate swaps from cash flow hedges to non-designated hedging instruments as the swaps were no longer effective (as defined by GAAP). In connection with the new designation, the Company started reclassifying losses previously recorded in accumulated OCI to “Interest expense, net” in the Condensed Consolidated Statements of Operations on a straight-line basis over the term of the related debt.
At December 31, 2021, accumulated OCI, including amounts reported as NCI, included a $6.6 net hedging loss before taxes ($6.2 after taxes). At September 30, 2021, accumulated OCI, including amounts reported as NCI, included a $7.1 net hedging loss before taxes ($6.7 after taxes). Approximately $2.3 of the net hedging loss reported in accumulated OCI at December 31, 2021 is expected to be reclassified into earnings within the next 12 months.
The following table presents the balance sheet location and fair value of the Company’s derivative instruments on a gross basis. The Company does not offset derivative assets and liabilities within the Condensed Consolidated Balance Sheets.

	December 31, 2021	September 30, 2021
Other current liabilities	$3.6	$4.7
Other liabilities	—	1.1
Total liabilities	$3.6	$5.8

The following table presents the components of the Company’s net hedging loss on interest rate swaps which were included in “Interest expense, net” in the Condensed Consolidated Statements of Operations and the net cash settlements paid on interest rate swaps.

	Three Months Ended December 31,
	2021	2020
Mark-to-market adjustments	$(0.9)	$—
Net loss amortized from accumulated OCI	0.5	0.5
Total net hedging (gain) loss	$(0.4)	$0.5

Cash settlements paid	$(1.3)	$(1.2)
NOTE 13 — FAIR VALUE MEASUREMENTS
The following table represents the Company’s liabilities and NCI measured at fair value on a recurring basis and the basis for that measurement according to the levels in the fair value hierarchy in Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurement.”

	December 31, 2021			September 30, 2021
	Total	Level 1	Level 2	Total	Level 1	Level 2
Derivative liabilities	$3.6	$—	$3.6	$5.8	$—	$5.8

NCI	$2,780.9	$2,780.9	$—	$2,997.3	$2,997.3	$—
The Company’s calculation of the fair value of interest rate swaps is derived from a discounted cash flow analysis based on the terms of the contract and the interest rate curve on a recurring basis. The fair value of the NCI is calculated as its redemption value based on the Class A Common Stock price and number of BellRing LLC units owned by Post as of the end of each period (see Note 5).
The Company’s financial assets and liabilities include cash and cash equivalents, receivables and accounts payable for which the carrying value approximates fair value due to their short maturities (less than 12 months). The Company does not record its short-term and long-term debt at fair value on the Condensed Consolidated Balance Sheets. Based on current market rates, the fair value (Level 2) of the Term B Facility (as defined in Note 14) was $522.4 and $613.8 as of December 31, 2021 and September 30, 2021, respectively.
Certain assets and liabilities, including property, plant and equipment, goodwill and other intangible assets, are measured at fair value on a non-recurring basis.
NOTE 14 — LONG-TERM DEBT
The following table presents the components of “Long-term debt” on the Condensed Consolidated Balance Sheets.

	December 31, 2021	September 30, 2021
Term B Facility	$519.8	$609.9
Revolving Credit Facility	—	—
Total principal amount of debt	519.8	609.9
Less: Current portion of long-term debt	35.0	116.3
Debt issuance costs, net	4.3	4.7
Unamortized discount	7.1	7.7
Long-term debt	$473.4	$481.2

On October 21, 2019, BellRing LLC entered into a credit agreement (as subsequently amended, the “Credit Agreement”) which provides for a term B loan facility in an aggregate original principal amount of $700.0 (the “Term B Facility”) and a revolving credit facility in an aggregate principal amount of up to $200.0 (the “Revolving Credit Facility”), with the commitments under the Revolving Credit Facility to be made available to BellRing LLC in U.S. Dollars, Euros and Pounds Sterling. Letters of credit are available under the Credit Agreement in an aggregate amount of up to $20.0. Any outstanding amounts under the Revolving Credit Facility and Term B Facility must be repaid on or before October 21, 2024.
On February 26, 2021, BellRing LLC entered into a second amendment to the Credit Agreement. The Amendment provided for the refinancing of the Term B Facility on substantially the same terms as in effect prior to the Amendment, except that it (i) reduced the interest rate margin by 100 basis points resulting in (A) for Eurodollar rate loans, an interest rate of the Eurodollar rate plus a margin of 4.00% and (B) for base rate loans, an interest rate of the base rate plus a margin of 3.00%, (ii) reduced the floor for the Eurodollar rate to 0.75%, (iii) modified the Credit Agreement to address the anticipated unavailability of LIBOR as a reference interest rate and (iv) provided that if on or before August 26, 2021 BellRing LLC repaid the Term B Facility in whole or in part with the proceeds of new or replacement debt at a lower effective interest rate, or further amended the Credit Agreement to reduce the effective interest rate applicable to the Term B Facility, BellRing LLC would have paid a 1.00% premium on the amount repaid or subject to the interest rate reduction. BellRing LLC did not repay the Term B Facility or further amend the Credit Agreement on or before August 26, 2021.
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
The Term B Facility requires quarterly scheduled amortization payments of $8.75 which began on March 31, 2020, with the balance to be paid at maturity on October 21, 2024. Interest was paid on each Interest Payment Date (as defined in the Credit Agreement) during each of the three months ended December 31, 2021 and 2020. The Term B Facility contains customary mandatory prepayment provisions, including provisions for mandatory prepayment (a) from the net cash proceeds of certain asset sales and (b) of 75% of consolidated excess cash flow (as defined in the Credit Agreement) (which percentage will be reduced to 50% if the secured net leverage ratio (as defined in the Credit Agreement) is less than or equal to 3.35:1.00 as of a fiscal year end). During the three months ended December 31, 2021, the Company repaid $81.4 on its Term B Facility as a mandatory prepayment from fiscal 2021 excess cash flow, which was in addition to the scheduled amortization payments. The Company may prepay the Term B Facility at its option without penalty or premium. The interest rate on the Term B Facility was 4.75% as of both December 31, 2021 and September 30, 2021.
Borrowings under the Revolving Credit Facility bear interest, at the option of BellRing LLC, at an annual rate equal to either the Eurodollar rate or the base rate (determined as described above) plus a margin, which is determined by reference to the secured net leverage ratio, with the applicable margin for Eurodollar rate-based loans and base rate-based loans being (i) 4.25% and 3.25%, respectively, if the secured net leverage ratio is greater than or equal to 3.50:1.00, (ii) 4.00% and 3.00%, respectively, if the secured net leverage ratio is less than 3.50:1.00 and greater than or equal to 2.50:1.00 or (iii) 3.75% and 2.75%, respectively, if the secured net leverage ratio is less than 2.50:1.00. Facility fees on the daily unused amount of commitments under the Revolving Credit Facility accrue at rates ranging from 0.25% to 0.50% per annum depending on BellRing LLC’s secured net leverage ratio. There were no amounts drawn under the Revolving Credit Facility as of December 31, 2021 and September 30, 2021.
During the three months ended December 31, 2021 and 2020, BellRing LLC borrowed zero and $20.0 under the Revolving Credit Facility, respectively. There were no amounts repaid on the Revolving Credit Facility during each of the three months ended December 31, 2021 and 2020. The available borrowing capacity under the Revolving Credit Facility was $200.0 as of both December 31, 2021 and September 30, 2021. There were no outstanding letters of credit as of December 31, 2021 or September 30, 2021.
Under the terms of the Credit Agreement, BellRing LLC is required to comply with a financial covenant requiring it to maintain a total net leverage ratio (as defined in the Credit Agreement) not to exceed 6.00 to 1.00, measured as of the last day of each fiscal quarter. The total net leverage ratio of BellRing LLC did not exceed this threshold as of December 31, 2021.
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
In 2016 and 2017, the lead plaintiff’s counsel in the California Federal Class Lawsuit filed ten additional class action complaints in the U.S. District Court for the Northern District of California on behalf of putative classes of consumers under the laws of Connecticut, Florida, Illinois, New Jersey, New Mexico, New York, Maryland, Massachusetts, Michigan and Pennsylvania. These additional complaints contain factual allegations similar to the California Federal Class Lawsuit, also seeking monetary damages and injunctive relief. The New Jersey case was voluntarily dismissed. Trial is scheduled to commence in the New York case on May 23, 2022.
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
Other than legal fees, no expense related to this litigation was incurred during the three months ended December 31, 2021 or 2020. At both December 31, 2021 and September 30, 2021, the Company had accrued $8.5 related to this matter that was included in “Other current liabilities” on the Condensed Consolidated Balance Sheets.
Other
The Company is subject to various other legal proceedings and actions arising in the normal course of business. In the opinion of management, based upon the information presently known, the ultimate liability, if any, arising from such pending legal proceedings, as well as from asserted legal claims and known potential legal claims which are likely to be asserted, taking into account established accruals for estimated liabilities (if any), are not expected to be material individually or in the aggregate to the consolidated financial condition, results of operations or cash flows of the Company. In addition, although it is difficult to estimate the potential financial impact of actions regarding expenditures for compliance with regulatory matters, in the opinion of management, based upon the information currently available, the ultimate liability arising from such compliance matters is not expected to be material to the consolidated financial condition, results of operations or cash flows of the Company.
NOTE 16 — STOCKHOLDERS’ DEFICIT
The following table summarizes BellRing Inc.’s repurchases of its Class A Common Stock during the three months ended December 31, 2021. There were no repurchases of BellRing Inc.’s Class A Common Stock during the three months ended December 31, 2020.

Shares repurchased	0.8
Average price per share	$23.36
Total cost including broker’s commissions	$18.1

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and capital resources of BellRing Brands, Inc. and its consolidated subsidiaries. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included herein, our audited consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021, and the “Cautionary Statement on Forward-Looking Statements” section included below. The terms “our,” “we,” “us,” “Company” and “BellRing” as used herein refer to BellRing Brands, Inc. and its consolidated subsidiaries.
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
In October 2021, we, along with Post, announced the signing of a transaction agreement related to Post’s previously announced plan to distribute a significant portion of its interest in the Company to Post’s shareholders. We expect the distribution to be completed in the second quarter of fiscal 2022, subject to certain customary conditions. See Note 1 within “Notes to Condensed Consolidated Financial Statements” for additional information on the transaction agreement and the transactions contemplated thereby.
COVID-19
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
As the overall economy continues to recover from the impact of the COVID-19 pandemic, input and freight inflation and labor and input availability are pressuring our supply chain. Lower than anticipated production and delays in capacity expansion across the broader third party shake contract manufacturer network have resulted in low inventories and missed sales. Service levels and fill rates remain below normal levels, and certain products have been placed on allocation. These factors are expected to improve but persist throughout fiscal year 2022 and are dependent upon our contract manufacturer partners’ ability to deliver committed volumes, add capacity on expected timelines, retain manufacturing staff and rebuild inventory levels. Raw material, packaging and freight inflation has been widespread, rapid and significant, and has put downward pressure on profit margins. As a result, we have taken pricing actions on nearly all products. For additional discussion, refer to “Liquidity and Capital Resources” and “Cautionary Statement on Forward-Looking Statements” within this section, as well as “Risk Factors” in Item 1A of Part II of this report.

RESULTS OF OPERATIONS

	Three Months Ended December 31,
			favorable/(unfavorable)
dollars in millions	2021	2020	$ Change	% Change
Net Sales	$306.5	$282.4	$24.1	9%

Operating Profit	$50.6	$47.8	$2.8	6%
Interest expense, net	8.4	12.8	4.4	34%
Income tax expense	2.9	2.1	(0.8)	(38)%
Less: Net earnings attributable to NCI	31.1	25.1	(6.0)	(24)%
Net Earnings Available to Class A Common Stockholders	$8.2	$7.8	$0.4	5%
Net Sales
Net sales increased $24.1 million, or 9%, during the three months ended December 31, 2021, compared to the prior year period. Sales of Premier Protein products were up $10.8 million, or 5%, driven by higher average net selling prices. Average net selling prices increased in the three months ended December 31, 2021 due to decreased promotional spending and targeted price increases. These positive impacts were partially offset by volume decreases of 6%, which were primarily the result of supply constraints and reduced demand-driving activity. Sales of Dymatize products were up $12.9 million, or 41%, with volume up 8%. Average net selling prices increased in the three months ended December 31, 2021 due to decreased promotional spending, favorable mix and targeted price increases. Sales of all other products were up $0.4 million.
Operating Profit
Operating profit increased $2.8 million, or 6%, during the three months ended December 31, 2021, when compared to the prior year period. This increase was primarily driven by higher net sales, as previously discussed, and reduced advertising and promotional spend of $1.1 million. These positive impacts were partially offset by higher net product costs of $29.8 million due to unfavorable raw material and freight costs, higher employee-related costs, and costs related to the separation from Post of $2.0 million. Additionally, prior year operating profit was negatively impacted by restructuring and facility closure costs of $4.7 million.
Interest Expense, Net
Interest expense, net decreased $4.4 million during the three months ended December 31, 2021 compared to the prior year period. This decrease was primarily due to lower aggregate principal amounts outstanding under BellRing LLC’s term loan B facility (the “Term B Facility”) and under BellRing LLC’s revolving credit facility (the “Revolving Credit Facility”) and net hedging gains (compared to losses in the prior year period) of $0.9 million recognized on interest rate swaps. In addition, the weighted-average interest rate on the aggregate principal amounts outstanding under the Term B Facility and under the Revolving Credit Facility decreased to 4.8% for the three months ended December 31, 2021 from 6.0% for the three months ended December 31, 2020, driven by lower aggregate principal amounts, as previously discussed, and the refinancing of the Term B Facility during the second quarter of fiscal 2021. See Note 14 and Note 12 within “Notes to Condensed Consolidated Financial Statements” for additional information on our debt and interest rate swaps, respectively.
Income Taxes
Our effective income tax rate was 6.9% for the three months ended December 31, 2021, and 6.0% for the three months ended December 31, 2020. In accordance with Accounting Standards Codification (“ASC”) Topic 740, “Income Taxes,” we recorded income tax expense for interim periods using the estimated annual effective income tax rate for the full fiscal year adjusted for the impact of discrete items occurring during the interim periods.
LIQUIDITY AND CAPITAL RESOURCES
We expect to generate positive cash flows from operations and believe our cash on hand, cash flows from operations and possible future credit facilities will be sufficient to satisfy our future working capital requirements, research and development activities, debt repayments, including both scheduled amortization payments and any mandatory prepayments required from excess cash flow, and other financing requirements for the foreseeable future. Our asset-light business model requires modest capital expenditures, with annual capital expenditures over the last three fiscal years averaging less than 1% of net sales. No significant capital expenditures are planned for the remainder of fiscal 2022. Our ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures and other business risk factors. If we are unable to generate sufficient cash flows from operations, or otherwise to comply with the terms of BellRing LLC’s credit facilities, we may be required to seek additional financing alternatives. Additionally, we may continue to repurchase shares of our Class A Common Stock. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
During the second quarter of fiscal 2021, BellRing LLC entered into a second amendment to its credit agreement (as amended, the “Credit Agreement,” and such amendment, the “Amendment”). The Amendment provided for the refinancing of the Term B Facility on substantially the same terms as in effect prior to the Amendment, except that it (i) reduced the interest rate margin by 100 basis points resulting in (A) for Eurodollar rate loans, an interest rate of the Eurodollar rate plus a margin of 4.00% and (B) for base rate loans, an interest rate of the base rate plus a margin of 3.00%, (ii) reduced the floor for the Eurodollar rate to 0.75%, (iii) modified the Credit Agreement to address the anticipated unavailability of the London Interbank Offered Rate as a reference interest rate and (iv) provided that if on or before August 26, 2021 BellRing LLC repaid the Term B Facility in whole or in part with the proceeds of new or replacement debt at a lower effective interest rate, or further amended the Credit Agreement to reduce the effective interest rate applicable to the Term B Facility, BellRing LLC would have paid a 1.00% premium on the amount repaid or subject to the interest rate reduction. BellRing LLC did not repay the Term B Facility or further amend the Credit Agreement on or before August 26, 2021.
During the three months ended December 31, 2021, we repurchased 0.8 million shares of our Class A Common Stock at an average share price of $23.36 per share for a total cost of $18.1 million, including broker’s commissions.
The following table shows select cash flow data, which is discussed below.

	Three Months Ended December 31,
dollars in millions	2021	2020
Cash (used in) provided by:
Operating activities	$(9.1)	$23.3
Investing activities	(0.6)	—
Financing activities	(112.5)	(22.0)
Effect of exchange rate changes on cash and cash equivalents	—	0.8
Net (decrease) increase in cash and cash equivalents	$(122.2)	$2.1
Operating Activities
Cash used in operating activities for the three months ended December 31, 2021 was $9.1 million compared to cash provided by operating activities of $23.3 million for the three months ended December 31, 2020. The decrease was primarily driven by unfavorable working capital changes of $36.9 million, which were primarily due to fluctuations in the timing of purchases and payments of trade payables, the build up of powder inventory levels in the current period from supply-constrained levels at prior year end and fluctuations in the timing of sales and collections of trade receivables. These negative impacts were partially offset by increased net earnings of $6.4 million.
Investing Activities
Cash used in investing activities for the three months ended December 31, 2021 increased $0.6 million compared to the corresponding period in the prior year resulting from an increase in capital expenditures.
Financing Activities
Three months ended December 31, 2021
Cash used in financing activities for the three months ended December 31, 2021 was $112.5 million. BellRing LLC repaid $90.1 million on the principal balance of the Term B Facility and did not have any draws or repayments of the Revolving Credit Facility during the period. BellRing Inc. paid $18.1 million, including broker’s commissions, for the repurchase of shares of Class A Common Stock during the quarter. In addition, BellRing LLC had net cash transfers of $3.2 million to Post which included tax distributions to Post pursuant to BellRing LLC’s amended and restated limited liability company agreement and state tax withholdings payments on behalf of Post.
Three months ended December 31, 2020
Cash used in financing activities for the three months ended December 31, 2020 was $22.0 million. BellRing LLC drew an aggregate of $20.0 million under the Revolving Credit Facility and repaid $37.5 million on the principal balance of the Term B Facility during the period. In addition, BellRing LLC had net cash transfers of $3.6 million to Post, which included tax distributions to Post pursuant to BellRing LLC’s amended and restated limited liability company agreement and state tax withholdings payments on behalf of Post.

Debt Covenants
Under the terms of the Credit Agreement, BellRing LLC is required to comply with a financial covenant requiring BellRing LLC to maintain a total net leverage ratio (as defined in the Credit Agreement) not to exceed 6.00 to 1.00, measured as of the last day of each fiscal quarter. BellRing LLC was in compliance with its financial covenant as of December 31, 2021, and we do not believe non-compliance is reasonably likely in the foreseeable future.
The Credit Agreement provides for potential incremental revolving and term facilities, and also permits BellRing LLC to incur other secured or unsecured debt, in all cases subject to conditions and limitations on the amount as specified in the Credit Agreement.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our critical accounting policies and estimates are more fully described in our Annual Report on Form 10-K for the year ended September 30, 2021, as filed with the Securities and Exchange Commission (the “SEC”) on November 19, 2021. There have been no significant changes to our critical accounting policies and estimates since September 30, 2021.
RECENTLY ISSUED AND ADOPTED ACCOUNTING STANDARDS
See Note 2 within “Notes to Condensed Consolidated Financial Statements” for a discussion regarding recently issued and adopted accounting standards.
CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS
Forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are made throughout this report, including statements regarding the effect of the COVID-19 pandemic on our business and our continuing response to the COVID-19 pandemic and the proposed transaction between Post and us for the distribution of a significant portion of Post’s interest in us to Post’s shareholders, including the amount of our equity Post intends to distribute, the form of the distribution and the expected timing of the completion of the proposed transaction. These forward-looking statements are sometimes identified from the use of forward-looking words such as “believe,” “should,” “could,” “potential,” “continue,” “expect,” “project,” “estimate,” “predict,” “anticipate,” “aim,” “intend,” “plan,” “forecast,” “target,” “is likely,” “will,” “can,” “may” or “would” or the negative of these terms or similar expressions elsewhere in this report. Our financial condition, results of operations and cash flows may differ materially from those in the forward-looking statements. Such statements are based on management’s current views and assumptions and involve risks and uncertainties that could affect expected results. Those risks and uncertainties include, but are not limited to, the following:
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
•significant volatility in the cost or availability of inputs to our business (including freight, raw materials, packaging, energy, labor and other supplies);

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
•risks related to our ongoing relationship with Post, including Post’s control over us and ability to control the direction of our business, conflicts of interest or disputes that may arise between Post and us, and our obligations under various agreements with Post, including under the tax receivable agreement;
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
•our ability to hire and retain talented personnel, employee absenteeism, labor strikes, work stoppages or unionization efforts; and
•other risks and uncertainties included under “Risk Factors” in this report and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021, filed with the SEC on November 19, 2021.
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
Interest Rate Risk
Long-term debt
As of December 31, 2021 and September 30, 2021, BellRing LLC had aggregate principal amounts of $519.8 million and $609.9 million outstanding on its Term B Facility, respectively. There were no amounts drawn under the Revolving Credit Facility as of December 31, 2021 and September 30, 2021. Borrowings under the Term B Facility and the Revolving Credit Facility bear interest at variable rates. Including the impact of interest rate swaps, a hypothetical 10% increase in interest rates would have an immaterial impact on both interest expense and interest paid during each of the three months ended December 31, 2021 and 2020. For additional information regarding BellRing LLC’s debt, see Note 14 within “Notes to Condensed Consolidated Financial Statements.”
Interest rate swaps
As of both December 31, 2021 and September 30, 2021, the Company had interest rate swaps with a notional value of $350.0 million. A hypothetical 10% adverse change in interest rates would have an immaterial impact on the fair value of the interest rate swaps as of both December 31, 2021 and September 30, 2021. For additional information regarding the Company’s interest rate swap contracts, see Note 12 within “Notes to Condensed Consolidated Financial Statements.”
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
Changes in Internal Control Over Financial Reporting
There were no significant changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.    OTHER INFORMATION.
ITEM 1.    LEGAL PROCEEDINGS.
The information required under this Item 1 is set forth in Note 15 within “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 of this report, which is incorporated herein by reference. For disclosure of environmental proceedings with a governmental entity as a party pursuant to Item 103(c)(3)(iii) of Regulation S-K, the Company has elected to disclose matters where the Company reasonably believes such proceeding would result in monetary sanctions, exclusive of interest and costs, of $1.0 million or more. Applying this threshold, there are no such environmental proceedings to disclose for the three months ended December 31, 2021.
ITEM 1A.    RISK FACTORS.
In addition to the information set forth elsewhere in this Quarterly Report on Form 10-Q (the “Quarterly Report”), you should carefully consider the risk factors we previously disclosed in our Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission on November 19, 2021, as of and for the year ended September 30, 2021, (the “Annual Report”). As of the date of this Quarterly Report, there have been no material changes to the risk factors previously disclosed in the Annual Report. These risks could materially and adversely affect our business, financial condition, results of operations and cash flows. The enumerated risks have been or may be heightened, or in some cases manifested, by the impacts of the COVID-19 pandemic and are not the only risks we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business, financial condition, results of operations and cash flows.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table sets forth information with respect to repurchases of shares of our Class A common stock, $0.01 par value per share, during the three months ended December 31, 2021 and our Class A common stock repurchase authorization.

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (a) (b)
October 1, 2021 - October 31, 2021	—	—	—	$60,000,000
November 1, 2021 - November 30, 2021	59,896	$21.96	59,896	$58,684,546
December 1, 2021 - December 31, 2021	713,826	$23.45	713,826	$41,942,284
Total	773,722	$23.34	773,722	$41,942,284
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
*2.1
Transaction Agreement and Plan of Merger, dated as of October 26, 2021, by and among Post Holdings, Inc., BellRing Brands, Inc., BellRing Distribution, LLC and BellRing Merger Sub Corporation (Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on October 27, 2021)

3.1	Amended and Restated Certificate of Incorporation of BellRing Brands, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on October 21, 2019)
3.2	Amended and Restated Bylaws of BellRing Brands, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on December 17, 2021)
4.1	Form of Class A Common Stock Certificate of BellRing Brands, Inc. (Incorporated by reference to Exhibit 4.1 to the Company’s Form S-1 filed on September 20, 2019)
31.1	Certification of Robert V. Vitale pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 4, 2022
31.2	Certification of Darcy H. Davenport pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 4, 2022
31.3	Certification of Paul A. Rode pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 4, 2022
32.1	Certification of Robert V. Vitale, Darcy H. Davenport and Paul A. Rode, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 4, 2022
101
Interactive Data File (Form 10-Q for the quarterly period ended December 31, 2021 filed in iXBRL (Inline eXtensible Business Reporting Language)). The financial information contained in the iXBRL-related documents is “unaudited” and “unreviewed.”

104	The cover page from the Company’s Form 10-Q for the quarterly period ended December 31, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101

*
Exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally to the Securities and Exchange Commission (the “SEC”) a copy of any omitted exhibit or schedule upon request by the SEC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, BellRing Brands, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BELLRING BRANDS, INC.
Date:	February 4, 2022	By:	/s/ Darcy H. Davenport
Darcy H. Davenport
President and Chief Executive Officer