Form 10-Q
period 2022-03-31
BELLRING BRANDS, INC.
filed 2022-05-06
CIK 1772016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________
FORM 10-Q
__________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission File Number: 1-39093
BellRing Brands, Inc.
(Exact name of registrant as specified in its charter)

Delaware	87-3296749
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
Common Stock, $0.01 par value per share – 136,362,031 shares as of May 2, 2022

BELLRING BRANDS, INC.
QUARTERLY REPORT ON FORM 10-Q

i

PART I.    FINANCIAL INFORMATION.
ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED).
BELLRING BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Net Sales	$315.2	$282.1	$621.7	$564.5
Cost of goods sold	228.2	195.1	442.4	385.6
Gross Profit	87.0	87.0	179.3	178.9
Selling, general and administrative expenses	48.9	48.2	85.7	86.5
Amortization of intangible assets	4.9	23.2	9.8	29.1
Other operating income, net	—	—	—	(0.1)
Operating Profit	33.2	15.6	83.8	63.4
Interest expense, net	8.5	11.3	16.9	24.1
Loss on extinguishment and refinancing of debt, net	17.6	1.5	17.6	1.5
Earnings before Income Taxes	7.1	2.8	49.3	37.8
Income tax expense	3.2	0.3	6.1	2.4
Net Earnings Including Redeemable Noncontrolling Interest	3.9	2.5	43.2	35.4
Less: Net earnings attributable to redeemable noncontrolling interest	2.6	1.9	33.7	27.0
Net Earnings Available to Common Stockholders	$1.3	$0.6	$9.5	$8.4

Earnings per share of Common Stock:
Basic	$0.02	$0.02	$0.19	$0.21
Diluted	$0.02	$0.02	$0.19	$0.21

Weighted-Average shares of Common Stock Outstanding:
Basic	62.7	39.5	51.0	39.5
Diluted	62.9	39.7	51.2	39.6
 See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

BELLRING BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in millions)

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Net Earnings Including Redeemable Noncontrolling Interest	$3.9	$2.5	$43.2	$35.4
Hedging adjustments:
Reclassifications to net earnings	6.6	0.6	7.1	1.1
Foreign currency translation adjustments:
Unrealized foreign currency translation adjustments	(0.4)	(0.9)	(0.8)	—
Tax expense on other comprehensive income:
Reclassifications to net earnings	(0.4)	—	(0.4)	—
Total Other Comprehensive Income (Loss) Including Redeemable Noncontrolling Interest	5.8	(0.3)	5.9	1.1
Less: Comprehensive income attributable to redeemable noncontrolling interest	7.1	1.7	38.3	27.8
Total Comprehensive Income Available to Common Stockholders	$2.6	$0.5	$10.8	$8.7
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

BELLRING BRANDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions)

	March 31, 2022	September 30, 2021
ASSETS
Current Assets
Cash and cash equivalents	$69.5	$152.6
Receivables, net	132.5	103.9
Inventories	144.7	117.9
Prepaid expenses and other current assets	12.8	13.7
Total Current Assets	359.5	388.1
Property, net	8.9	8.9
Goodwill	65.9	65.9
Intangible assets, net	213.3	223.1
Other assets	10.1	10.5
Total Assets	$657.7	$696.5

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Current portion of long-term debt	$—	$116.3
Accounts payable	85.5	91.9
Other current liabilities	45.1	43.1
Total Current Liabilities	130.6	251.3
Long-term debt	938.8	481.2
Deferred income taxes	7.9	7.6
Other liabilities	9.2	21.9
Total Liabilities	1,086.5	762.0
Redeemable noncontrolling interest	—	2,997.3
Stockholders’ Deficit
Preferred stock	—	—
Common stock	1.4	0.4
Additional paid-in capital	0.4	—
Accumulated deficit	(428.4)	(3,059.7)
Accumulated other comprehensive loss	(2.2)	(3.5)
Treasury stock, at cost	—	—
Total Stockholders’ Deficit	(428.8)	(3,062.8)
Total Liabilities and Stockholders’ Deficit	$657.7	$696.5
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

BELLRING BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Six Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities
Net earnings including redeemable noncontrolling interest	$43.2	$35.4
Adjustments to reconcile net earnings including redeemable noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	10.6	30.6
Loss on extinguishment and refinancing of debt, net	17.6	1.5
Non-cash stock-based compensation expense	3.3	2.2
Deferred income taxes	1.7	(0.7)
Other, net	(0.9)	1.4
Other changes in operating assets and liabilities:
Increase in receivables	(28.9)	(34.4)
(Increase) decrease in inventories	(27.3)	2.2
Decrease (increase) in prepaid expenses and other current assets	0.7	(1.0)
Decrease in other assets	1.1	1.4
(Decrease) increase in accounts payable and other current liabilities	(3.4)	34.8
(Decrease) increase in non-current liabilities	(0.1)	0.4
Net Cash Provided by Operating Activities	17.6	73.8

Cash Flows from Investing Activities
Additions to property	(1.1)	(0.5)
Net Cash Used in Investing Activities	(1.1)	(0.5)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	109.0	20.0
Payment of merger consideration	(115.5)	—
Repayments of long-term debt	(609.9)	(96.3)
Purchases of treasury stock	(18.1)	—
Payments of debt issuance, extinguishment and refinancing costs and deferred financing fees	(11.1)	(1.5)
Distributions from (to) Post Holdings, Inc., net	547.2	(10.7)
Other, net	(1.1)	(0.9)
Net Cash Used in Financing Activities	(99.5)	(89.4)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(0.1)	0.6
Net Decrease in Cash and Cash Equivalents	(83.1)	(15.5)
Cash and Cash Equivalents, Beginning of Year	152.6	48.7
Cash and Cash Equivalents, End of Period	$69.5	$33.2

Supplemental noncash information:
Debt issued to Post Holdings, Inc. in connection with Spin-off	$840.0	$—
 See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

BELLRING BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (Unaudited)
(in millions)

	As Of and For The Three Months Ended March 31,		As Of and For The Six Months Ended March 31,
	2022	2021	2022	2021
Preferred Stock
Beginning and end of period	$—	$—	$—	$—
Common Stock
Beginning of period	0.4	0.4	0.4	0.4
Impact of Spin-off	1.0	—	1.0	—
End of period	1.4	0.4	1.4	0.4
Additional Paid-in Capital
Beginning of period	—	—	—	—
Activity under stock and deferred compensation plans	—	0.1	(1.0)	(0.8)
Non-cash stock-based compensation expense	1.8	1.1	3.3	2.2
Redemption value adjustment to redeemable noncontrolling interest	(1.4)	(1.2)	(1.9)	(1.4)
End of period	0.4	—	0.4	—
Accumulated Deficit
Beginning of period	(2,806.6)	(2,496.5)	(3,059.7)	(2,179.0)
Net earnings available to common stockholders	1.3	0.6	9.5	8.4
Distribution to Post Holdings, Inc.	—	(7.1)	(3.2)	(10.7)
Redemption value adjustment to redeemable noncontrolling interest	124.3	71.1	372.4	(250.6)
Impact of Spin-off	2,252.6	—	2,252.6	—
End of period	(428.4)	(2,431.9)	(428.4)	(2,431.9)
Accumulated Other Comprehensive Loss
Hedging Adjustments, net of tax
Beginning of period	(1.5)	(2.0)	(1.6)	(2.1)
Net change in hedges, net of tax	1.5	0.2	1.6	0.3
End of period	—	(1.8)	—	(1.8)
Foreign Currency Translation Adjustments
Beginning of period	(2.0)	(1.6)	(1.9)	(1.9)
Foreign currency translation adjustments	(0.2)	(0.3)	(0.3)	—
End of period	(2.2)	(1.9)	(2.2)	(1.9)
Treasury Stock
Beginning of period	(18.1)	—	—	—
Purchases of treasury stock	—	—	(18.1)	—
Impact of Spin-off	18.1	—	18.1	—
End of period	—	—	—	—
Total Stockholders’ Deficit	$(428.8)	$(2,435.2)	$(428.8)	$(2,435.2)
 See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

BELLRING BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
($ in millions, except per share information and where indicated otherwise)
NOTE 1 — BACKGROUND AND BASIS OF PRESENTATION
Background
On October 21, 2019, BellRing Intermediate Holdings, Inc. (formerly known as BellRing Brands, Inc.) (“Old BellRing”) closed its initial public offering (the “IPO”) of 39.4 million shares of its Class A common stock, $0.01 par value per share (the “Old BellRing Class A Common Stock”), and contributed the net proceeds from the IPO to BellRing Brands, LLC, a Delaware limited liability company and subsidiary of Old BellRing (“BellRing LLC”), in exchange for 39.4 million BellRing LLC non-voting membership units (the “BellRing LLC units”). As a result of the IPO and certain other transactions completed in connection with the IPO (the “formation transactions”), BellRing LLC became the holder of the active nutrition business of Post Holdings, Inc. (“Post”). Old BellRing, as a holding company, had no material assets other than its ownership of BellRing LLC units and its indirect interests in the subsidiaries of BellRing LLC and had no independent means of generating revenue or cash flow. The members of BellRing LLC were Post and Old BellRing.
During the second quarter of fiscal 2022, Post completed its previously announced distribution of 80.1% of its ownership interest in BellRing Brands, Inc. (formally known as BellRing Distribution, LLC) (“BellRing“) to Post’s shareholders. On March 9, 2022, pursuant to the Transaction Agreement and Plan of Merger, dated as of October 26, 2021 (as amended by Amendment No.1 to the Transaction Agreement and Plan of Merger, dated as of February 28, 2022, the “Transaction Agreement”), by and among Post, Old BellRing, BellRing and BellRing Merger Sub Corporation, a wholly-owned subsidiary of BellRing (“BellRing Merger Sub”), Post contributed its share of Old BellRing Class B common stock, $0.01 par value per share (“Old BellRing Class B Common Stock”), all of its BellRing LLC units and $550.4 of cash to BellRing (collectively, the “Contribution”) in exchange for certain limited liability company interests of BellRing (prior to the conversion of BellRing into a Delaware corporation) and the right to receive $840.0 in aggregate principal amount of BellRing’s 7.00% Senior Notes (as defined in Note 14).
On March 10, 2022, BellRing converted into a Delaware corporation and changed its name to “BellRing Brands, Inc.”, and Post distributed an aggregate of 78.1 million, or 80.1%, of its shares of BellRing common stock, par value $0.01 per share (“BellRing Common Stock”) to Post shareholders of record as of the close of business, Central Time, on February 25, 2022 (the “Record Date”) in a pro-rata distribution (the “Distribution”). Post shareholders received 1.267788 shares of BellRing Common Stock for every one share of Post common stock held as of the Record Date. No fractional shares of BellRing Common Stock were issued and, instead, cash in lieu of any fractional shares was paid to Post shareholders.
Upon completion of the Distribution, BellRing Merger Sub merged with and into Old BellRing (the “Merger”), with Old BellRing continuing as the surviving corporation and becoming a wholly-owned subsidiary of BellRing. Pursuant to the Merger, each outstanding share of Old BellRing Class A Common Stock was converted into one share of BellRing Common Stock and $2.97 in cash, or $115.5 total consideration paid to Old BellRing Class A common stockholders pursuant to the Merger. As a result of the transactions described above (collectively, the “Spin-off”), BellRing became the new public parent company of, and successor issuer to, Old BellRing, and shares of BellRing Common Stock were deemed to be registered under Section 12(b) of the Securities Exchange Act of 1934, as amended, pursuant to Rule 12g-3(a) promulgated thereunder.
Immediately following the Spin-off, Post owned approximately 14.2% of the BellRing Common Stock and Post shareholders owned approximately 57.3% of the BellRing Common Stock and the former Old BellRing stockholders owned approximately 28.5% of the BellRing Common Stock, maintaining the same effective percentage ownership interest in the Old BellRing business as prior to the Spin-off. As a result of the Spin-off, the dual class voting structure in the BellRing business was eliminated.
Immediately prior to the Spin-off, Post held 97.5 million BellRing LLC units, equal to 71.5% of the economic interest in BellRing LLC, and one share of Old BellRing Class B Common Stock, which represented 67% of the combined voting power of the common stock of Old BellRing. Subsequent to the Spin-off, Post owned 14.2% of the BellRing Common Stock, which did not represent a controlling interest in BellRing. The Company incurred separation-related expenses of $10.3 and $12.3 during the three and six months ended March 31, 2022, respectively, in connection with the Spin-off. These expenses generally included third party costs for advisory services, fees charged by other service providers and government filing fees and were included in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations.

The term the “Company” generally refers to BellRing Brands, Inc. and its consolidated subsidiaries during the periods both prior to and subsequent to the Spin-off, unless otherwise stated or context otherwise indicates. The term “Common Stock” generally refers to Old BellRing Class A Common Stock and Old BellRing Class B Common Stock during the periods prior to the Spin-off and to BellRing Common Stock during the periods subsequent to the Spin-off. The term “Net earnings available to Common Stockholders” generally refers to net earnings available to Old BellRing Class A common stockholders during the periods prior to the Spin-off and to net earnings available to BellRing common stockholders during the periods subsequent to the Spin-off.
The Company is a consumer products holding company operating in the global convenient nutrition category and is a provider of ready-to-drink (“RTD”) protein shakes, other RTD beverages, powders and nutrition bars. The Company has a single operating and reportable segment, with its principal products being protein-based consumer goods. The Company’s primary brands are Premier Protein and Dymatize.
Basis of Presentation
These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), under the rules and regulations of the United States (the “U.S.”) Securities and Exchange Commission (the “SEC”), and on a basis substantially consistent with the audited consolidated financial statements of the Company as of and for the fiscal year ended September 30, 2021. These unaudited condensed consolidated financial statements should be read in conjunction with such audited consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2021, filed with the SEC on November 19, 2021.
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
Prior to the Spin-off, the financial results of BellRing LLC and its subsidiaries were consolidated with Old BellRing, and a portion of the consolidated net earnings of BellRing LLC was allocated to the redeemable noncontrolling interest (the “NCI”). The calculation of the NCI was based on Post’s ownership percentage of BellRing LLC units during each period prior to the Spin-off, and reflected the entitlement of Post to a portion of the consolidated net earnings of BellRing LLC prior to the Spin-off. As a result of the Spin-off, Post’s remaining ownership of BellRing no longer represented a NCI to the Company (see Note 5). All intercompany balances and transactions have been eliminated. See Note 4 for further information on transactions with Post included in these financial statements.
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
NOTE 3 — REVENUE
The following table presents net sales by product.

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Shakes and other beverages	$246.0	$227.4	$491.0	$461.6
Powders	59.1	41.4	109.9	76.8
Nutrition bars	7.8	11.1	16.9	22.7
Other	2.3	2.2	3.9	3.4
Net Sales	$315.2	$282.1	$621.7	$564.5
NOTE 4 — RELATED PARTY TRANSACTIONS
Immediately prior to the Spin-off, Post held 97.5 million BellRing LLC units, equal to 71.5% of the economic interest in BellRing LLC, and one share of Old BellRing Class B Common Stock which represented 67% of the combined voting power of the common stock of the Company. Subsequent to the Spin-off, Post owned 14.2% of the BellRing Common Stock. As such, both prior to and subsequent to the Spin-off, transactions with Post are considered related party transactions.
The Company sells certain products to, purchases certain products from and licenses certain intellectual property to and from Post and its subsidiaries based upon pricing governed by agreements between the Company and Post and its subsidiaries, consistent with pricing of similar arm's-length transactions. During each of the three and six months ended March 31, 2022 and 2021, net sales to, purchases from and royalties paid to and received from Post and its subsidiaries were immaterial.
The Company has a series of agreements with Post which are intended to govern the ongoing relationship between the Company and Post. Prior to the Spin-off, these agreements included the amended and restated limited liability company agreement of BellRing LLC (the “BellRing LLC Agreement”), an employee matters agreement, an investor rights agreement, a tax matters agreement, a tax receivable agreement and a master services agreement, among others. In connection with the Spin-off, the Company and Post amended and restated the master services agreement (the “MSA”) and the employee matters agreement and entered into a new tax matters agreement (the “Tax Matters Agreement”). The current investor rights agreement between the Company and Post was terminated, and the Company and Post entered into a new registration rights agreement. Under certain of these agreements, the Company incurs expenses payable to Post in connection with certain administrative services provided for varying lengths of time. The Company had immaterial receivables with Post at both March 31, 2022 and September 30, 2021 related to sales with Post and its subsidiaries. The Company had $2.7 and $2.2 of payables with Post at March 31, 2022 and September 30, 2021, respectively, related to MSA fees and pass-through charges owed by the Company to Post, as well as related party purchases. The receivables and payables were included in “Receivables, net” and “Accounts payable,” respectively, on the Condensed Consolidated Balance Sheets.
The MSA
The Company uses certain functions and services performed by Post under the MSA. These functions and services include finance, internal audit, treasury, information technology support, insurance and tax matters, the use of office and/or data center space, payroll processing services and tax compliance services. Prior to the Spin-off, Post also provided legal services. The MSA was amended and restated upon completion of the Spin-off to provide for similar services following the Spin-off and such other services as BellRing and Post may agree. For the three and six months ended March 31, 2022, MSA fees were $1.2 and $1.8, respectively. For the three and six months ended March 31, 2021, MSA fees were $0.5 and $1.1, respectively. MSA fees were reported in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations.
Stock Based Compensation
Prior to the Spin-off, the Company incurred pass-through charges from Post relating to stock-based compensation for employees participating in Post’s stock-based compensation plans. There were no material charges incurred subsequent to the Spin-off. For the three and six months ended March 31, 2022, stock-based compensation expense related to Post’s stock-based compensation plans was $0.3 and $0.8, respectively. For the three and six months ended March 31, 2021, stock-based compensation expense related to Post’s stock-based compensation plans was $0.6 and $1.4, respectively. Stock-based compensation expense was reported in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations.
Tax Agreements
Prior to the Spin-off, BellRing LLC made payments to Post related to quarterly tax distributions and state corporate tax withholdings made pursuant to the terms of the BellRing LLC Agreement. During the six months ended March 31, 2022, BellRing LLC paid $3.2 to Post related to quarterly tax distributions and had immaterial payments for state corporate tax withholdings on behalf of Post. During the six months ended March 31, 2021, BellRing LLC paid $9.3 to Post related to quarterly tax distributions and $1.4 for state corporate tax withholdings on behalf of Post.
Based on the provisions of the tax receivable agreement prior to the Spin-off, Old BellRing paid Post (or certain of its transferees or other assignees) 85% of the amount of cash savings, if any, in U.S. federal income tax, as well as state and local income tax and franchise tax (using an assumed tax rate) and foreign tax that Old BellRing realized (or, in some circumstances, was deemed to realize) as a result of (a) the increase in the tax basis of assets of BellRing LLC attributable to (i) the redemption of Post’s (or certain transferees’ or assignees’) BellRing LLC units for shares of Old BellRing Class A Common Stock or cash, (ii) deemed sales by Post (or certain of its transferees or assignees) of BellRing LLC units or assets to Old BellRing, (iii) certain actual or deemed distributions from BellRing LLC to Post (or certain transferees or assignees) and (iv) certain formation transactions, (b) disproportionate allocations of tax benefits to Old BellRing as a result of Section 704(c) of the Internal Revenue Code and (c) certain tax benefits (e.g., imputed interest, basis adjustments, etc.) attributable to payments under the tax receivable agreement.
Amounts payable to Post related to the tax receivable agreement of $0.4 were recorded in “Accounts Payable” on the Condensed Consolidated Balance Sheet at March 31, 2022. Amounts payable to Post related to the tax receivable agreement of $0.3 and $10.2 were recorded in “Accounts Payable” and “Other liabilities,” respectively, on the Condensed Consolidated Balance Sheet at September 30, 2021.
In connection with and upon completion of the Spin-off, the Company entered into the Tax Matters Agreement by and among Post, BellRing and Old BellRing. The Tax Matters Agreement (i) governs the parties’ respective rights, responsibilities and obligations with respect to taxes, including taxes arising in the ordinary course of business and taxes, if any, incurred as a result of the failure of the Distribution to qualify for its intended tax treatment, (ii) addresses U.S. federal, state, local and non-U.S. tax matters and (iii) sets forth the respective obligations of the parties with respect to the filing of tax returns, the administration of tax contests and assistance and cooperation on tax matters.
Pursuant to the Tax Matters Agreement, BellRing is expected to indemnify Post for (i) all taxes for which BellRing is responsible (as described in the Tax Matters Agreement) and (ii) all taxes incurred by reason of certain actions or events, or by reason of any breach by BellRing or any of its subsidiaries of any of their respective representations, warranties or covenants under the Tax Matters Agreement that, in each case, affect the intended tax-free treatment of the Spin-off. Additionally, Post is expected to indemnify BellRing for the (i) taxes for which Post is responsible (as described in the Tax Matters Agreement) and (ii) taxes attributable to a failure of the Spin-off to qualify as tax-free, to the extent incurred by any action or failure to take any action within the control of Post. There were no amounts paid under the Tax Matters Agreement during the six months ended March 31, 2022.
Contract Manufacturing Arrangement
In the first quarter of fiscal 2022, Premier Nutrition Company, LLC (“Premier Nutrition”), a subsidiary of the Company, and Michael Foods, Inc. (“MFI”), a subsidiary of Post, entered into a reimbursement agreement relating to MFI’s acquisition and development of property intended to be used as an aseptic processing plant to produce RTD shakes for Premier Nutrition (such agreement, the “Reimbursement Agreement” and such arrangement to produce RTD shakes for Premier Nutrition, the “Co-Man Arrangement”). Pursuant to the reimbursement agreement, prior to the execution of a definitive agreement governing the Co-Man Arrangement, Premier Nutrition will indemnify MFI for certain costs and expenses incurred in the acquisition and development of property for the Co-Man Arrangement. For the three and six months ended March 31, 2022, Premier Nutrition did not reimburse MFI for any amounts under the Reimbursement Agreement.
NOTE 5 — REDEEMABLE NONCONTROLLING INTEREST
At September 30, 2021, Post held 97.5 million BellRing LLC units, equal to 71.2% of the economic interest in BellRing LLC. Immediately prior to the Spin-off, Post held 97.5 million BellRing LLC units, equal to 71.5% of the economic interest in BellRing LLC. Prior to the Spin-off, Post had the right to redeem BellRing LLC units for, at BellRing LLC’s option (as determined by its Board of Managers), (i) shares of Old BellRing Class A Common Stock, at an initial redemption rate of one share of Old BellRing Class A Common Stock for one BellRing LLC unit, subject to customary redemption rate adjustments for stock splits, stock dividends and reclassification or (ii) cash (based on the market price of the shares of Old BellRing Class A Common Stock).
Post’s ownership of BellRing LLC units prior to the Spin-off represented a NCI to the Company, which was classified outside of permanent stockholders’ equity as the BellRing LLC units were redeemable at the option of Post, through Post’s ownership of its share of Old BellRing Class B Common Stock (see Note 1). The carrying amount of the NCI was the greater of (i) the initial carrying amount, increased or decreased for the NCI’s share of net income or loss, other comprehensive income or loss (“OCI”) and distributions or dividends or (ii) the redemption value. As of September 30, 2021, the carrying amount of the NCI was recorded at its redemption value of $2,997.3. Changes in the redemption value of the NCI were recorded to additional paid-in capital, to the extent available, and “Accumulated deficit” on the Condensed Consolidated Balance Sheets.
At September 30, 2021 and immediately prior to the Spin-off, Old BellRing owned 28.8% and 28.5%, respectively, of the outstanding BellRing LLC units. Prior to the Spin-off, the financial results of BellRing LLC and its subsidiaries were consolidated with Old BellRing, and the portion of the consolidated net earnings of BellRing LLC to which Post was entitled was allocated to the NCI during each period.
Immediately following the Spin-off, and as of March 31, 2022, Post owned 14.2% of the BellRing Common Stock, which did not represent a controlling interest in the Company. As a result of the Spin-off, the carrying amount of the NCI was reduced to zero immediately following the Spin-off and as of March 31, 2022.
The following table summarizes the changes to the Company’s NCI.

	As Of and For The Three Months Ended March 31,		As Of and For The Six Months Ended March 31,
	2022	2021	2022	2021
Beginning of period	$2,780.9	$2,369.6	$2,997.3	$2,021.6
Net earnings attributable to NCI	2.6	1.9	33.7	27.0
Net change in hedges, net of tax	4.7	0.4	5.1	0.8
Foreign currency translation adjustments	(0.2)	(0.6)	(0.5)	—
Redemption value adjustment to NCI	(122.9)	(69.9)	(370.5)	252.0
Impact of Spin-off	(2,665.1)	—	(2,665.1)	—
End of period	$—	$2,301.4	$—	$2,301.4
The following table summarizes the effects of changes in NCI on the Company’s equity prior to the Spin-off. The Company’s NCI was reduced to zero immediately following the Spin-off.

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Net earnings available to common stockholders	$1.3	$0.6	$9.5	$8.4
Transfers (to) from NCI:
Changes in equity as a result of redemption value adjustment to NCI	(122.9)	(69.9)	(370.5)	252.0
Increase in equity as a result of the Spin-off	(2,665.1)	—	(2,665.1)	—
Changes from net earnings available to common stockholders and transfers (to) from NCI on the Company’s equity	$(2,786.7)	$(69.3)	$(3,026.1)	$260.4
NOTE 6 — INCOME TAXES
Prior to the Spin-off, Old BellRing held an economic interest in BellRing LLC (see Note 1) which, as a result of the IPO and formation transactions, was treated as a partnership for U.S. federal income tax purposes. As a partnership, BellRing LLC itself was generally not subject to U.S. federal income tax under current U.S. tax laws. Generally, items of taxable income, gain, loss and deduction of BellRing LLC were passed through to its members, Old BellRing and Post. Old BellRing was responsible for its share of taxable income or loss of BellRing LLC allocated to it in accordance with the BellRing LLC Agreement and partnership tax rules and regulations.
Subsequent to the Spin-off, the Company reported 100% of the income, gain, loss and deduction of BellRing LLC for U.S. federal, state, and local income tax purposes.

The effective income tax rate was 45.1% and 12.4% for the three and six months ended March 31, 2022, respectively, and 10.7% and 6.3% for the three and six months ended March 31, 2021, respectively. The increase in the effective income tax rate compared to the prior periods was primarily due to (i) certain separation-related expenses incurred in connection with the Spin-off that were treated as non-deductible and (ii) the Company reporting 100% of the income, gain, loss and deduction of BellRing LLC in the periods subsequent to the Spin-off.
For additional information on the Tax Matters Agreement by and among Post, BellRing and Old BellRing, see Note 4.
NOTE 7 — EARNINGS PER SHARE
Prior to the Spin-off, basic earnings per share was based on the average number of shares of Old BellRing Class A Common Stock outstanding during each period. Diluted earnings per share was based on the average number of shares of Old BellRing Class A Common Stock used for the basic earnings per share calculation, adjusted for the dilutive effect of stock options and restricted stock units using the “treasury stock” method. In addition, “Net earnings available to Common Stockholders for diluted earnings per share” in the table below was adjusted for diluted net earnings per share of Old BellRing Class A Common Stock attributable to NCI, to the extent it was dilutive.
Subsequent to the Spin-off, basic earnings per share is based on the average number of shares of BellRing Common Stock outstanding during each period. Diluted earnings per share is based on the average number of shares of BellRing Common Stock used for the basic earnings per share calculation, adjusted for the dilutive effect of stock options and restricted stock units using the “treasury stock” method.
Prior to the Spin-off, the share of Old BellRing Class B Common Stock did not have economic rights, including rights to dividends or distributions upon liquidation, and was therefore not a participating security. Subsequent to the Spin-off, the share of Old BellRing Class B Common Stock was no longer outstanding. As such, separate presentation of basic and diluted earnings per share of Old BellRing Class B Common Stock under the two-class method was not presented for any periods.
The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Net earnings available to common stockholders for basic earnings per share	$1.3	$0.6	$9.5	$8.4
Dilutive impact of net earnings attributable to NCI	—	—	—	—
Net earnings available to common stockholders for diluted earnings per share	$1.3	$0.6	$9.5	$8.4

shares in millions
Weighted-average shares for basic earnings per share	62.7	39.5	51.0	39.5
Total dilutive restricted stock units	0.2	0.2	0.2	0.1
Weighted-average shares for diluted earnings per share	62.9	39.7	51.2	39.6

Basic earnings per share of Common Stock	$0.02	$0.02	$0.19	$0.21
Diluted earnings per share of Common Stock	$0.02	$0.02	$0.19	$0.21
Weighted-average shares for diluted earnings per share excluded equity awards of 0.3 million and 0.2 million for the three and six months ended March 31, 2022, respectively, and 0.2 million and 0.3 million for the three and six months ended March 31, 2021, respectively, as they were anti-dilutive.
NOTE 8 — INVENTORIES

	March 31, 2022	September 30, 2021
Raw materials and supplies	$38.5	$34.0
Work in process	0.1	0.1
Finished products	106.1	83.8
Inventories	$144.7	$117.9

NOTE 9 — PROPERTY, NET

	March 31, 2022	September 30, 2021
Property, at cost	$22.2	$21.6
Accumulated depreciation	(13.3)	(12.7)
Property, net	$8.9	$8.9
NOTE 10 — GOODWILL
The components of “Goodwill” on the Condensed Consolidated Balance Sheets at both March 31, 2022 and September 30, 2021 are presented in the following table.

Goodwill, gross	$180.7
Accumulated impairment losses	(114.8)
Goodwill	$65.9
NOTE 11 — INTANGIBLE ASSETS, NET
Total intangible assets are as follows:

	March 31, 2022			September 30, 2021
	Carrying Amount	Accumulated Amortization	Net Amount	Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	$178.6	$(80.1)	$98.5	$178.6	$(75.3)	$103.3
Trademarks and brands	195.1	(80.3)	114.8	195.1	(75.3)	119.8
Other intangible assets	3.1	(3.1)	—	3.1	(3.1)	—
Intangible assets, net	$376.8	$(163.5)	$213.3	$376.8	$(153.7)	$223.1
In December 2020, the Company finalized its plan to discontinue the Supreme Protein brand and related sales of Supreme Protein products. In connection with the discontinuance, the Company updated the useful lives of the customer relationships and trademarks associated with the Supreme Protein brand to reflect the remaining period in which the Company sold existing Supreme Protein product inventory. Accelerated amortization of $17.7 and $18.1 was recorded during the three and six months ended March 31, 2021, respectively, resulting from the updated useful lives of the customer relationships and trademarks associated with the Supreme Protein brand, which were fully amortized and written off as of September 30, 2021.
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
At September 30, 2021, the Company had pay-fixed, receive-variable interest rate swaps with a notional amount of $350.0. The interest rate swaps required monthly settlements, which began on January 31, 2020, and were used to hedge forecasted interest payments on the Company’s variable rate debt (see Note 14). On April 1, 2020, the Company changed the designation of the interest rate swaps from cash flow hedges to non-designated hedging instruments as the swaps were no longer effective (as defined by GAAP). In connection with the new designation, the Company started reclassifying losses previously recorded in accumulated OCI to “Interest expense, net” in the Condensed Consolidated Statements of Operations on a straight-line basis over the term of the related debt. At September 30, 2021, accumulated OCI, including amounts reported as NCI, included a $7.1 net hedging loss before taxes ($6.7 after taxes).
In connection with the extinguishment of Old BellRing’s debt (see Note 14), the Company paid $1.5 to settle its interest rate swaps associated with the extinguished debt in the second quarter of fiscal 2022. In addition, the Company reclassified to earnings the remaining unamortized net hedging losses and related tax benefits previously recorded to accumulated OCI of $6.1 and $0.4, respectively.

The following table presents the balance sheet location and fair value of the Company’s derivative instruments on a gross basis at September 30, 2021. The Company does not offset derivative assets and liabilities within the Condensed Consolidated Balance Sheets. The Company held no material derivative instruments at March 31, 2022.

September 30, 2021
Other current liabilities	$4.7
Other liabilities	1.1
Total liabilities	$5.8
The following table presents the effects of the Company’s interest rate swaps on the Condensed Consolidated Statements of Operations and the net cash settlements paid on interest rate swaps.

	Statement of Operations Location	Three Months Ended March 31,		Six Months Ended March 31,
Net Hedging (Gains) Losses		2022	2021	2022	2021
Mark-to-market adjustments	Interest expense, net	$(1.4)	$(0.1)	$(2.3)	$(0.1)
Net loss reclassified from accumulated OCI	Interest expense, net	0.5	0.6	1.0	1.1
Net loss reclassified from accumulated OCI	Loss on extinguishment and refinancing of debt, net	6.1	—	6.1	—
Tax benefit reclassified from accumulated OCI	Income tax expense	(0.4)	—	(0.4)	—
Total net hedging losses, net of tax		$4.8	$0.5	$4.4	$1.0

Cash settlements paid, net		$(0.7)	$(1.2)	$(2.0)	$(2.4)
NOTE 13 — FAIR VALUE MEASUREMENTS
The following table represents the Company’s liabilities and NCI measured at fair value on a recurring basis and the basis for that measurement according to the levels in the fair value hierarchy in Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurement.” As of March 31, 2022, the Company had no material derivative liabilities and no NCI.

	September 30, 2021
	Total	Level 1	Level 2
Derivative liabilities	$5.8	$—	$5.8

NCI	$2,997.3	$2,997.3	$—
At September 30, 2021, the Company’s calculation of the fair value of interest rate swaps was derived from a discounted cash flow analysis based on the terms of the contract and the interest rate curve on a recurring basis. The fair value of the NCI was calculated as its redemption value based on the Old BellRing Class A Common Stock price and number of BellRing LLC units owned by Post as of the end of the period (see Note 5).
The Company’s financial assets and liabilities include cash and cash equivalents, receivables and accounts payable for which the carrying value approximates fair value due to their short maturities (less than 12 months). The Company does not record its current portion of long-term debt and long-term debt at fair value on the Condensed Consolidated Balance Sheets. The fair value of outstanding borrowings under the Revolving Credit Facility (as defined in Note 14) as of March 31, 2022 approximated its carrying value. Based on current market rates, the fair value (Level 2) of the Company’s debt, excluding any borrowings under its revolving credit facilities, was $859.7 and $613.8 as of March 31, 2022 and September 30, 2021, respectively.
Certain assets and liabilities, including property, plant and equipment, goodwill and other intangible assets, are measured at fair value on a non-recurring basis.

NOTE 14 — LONG-TERM DEBT
The following table presents the components of “Long-term debt” on the Condensed Consolidated Balance Sheets.

	March 31, 2022	September 30, 2021
7.00% Senior Notes maturing in March 2030	$840.0	$—
Term B Facility	—	609.9
Revolving credit facilities	109.0	—
Total principal amount of debt	949.0	609.9
Less: Current portion of long-term debt	—	116.3
Debt issuance costs, net	10.2	4.7
Unamortized discount	—	7.7
Long-term debt	$938.8	$481.2
Senior Notes
On March 10, 2022, pursuant to the Transaction Agreement, the Company issued $840.0 aggregate principal amount of 7.00% senior notes maturing in March 2030 (the “7.00% Senior Notes”) to Post as partial consideration for the Contribution in connection with the Distribution. Post subsequently delivered the 7.00% Senior Notes to certain financial institutions in satisfaction of term loan obligations of Post in an equal principal amount.
The 7.00% Senior Notes were issued at par, and the Company incurred debt issuance costs of $10.3, which were deferred and are being amortized to interest expense over the term of the 7.00% Senior Notes. Interest payments are due semi-annually each March 15 and September 15, beginning on September 15, 2022. The 7.00% Senior Notes are senior unsecured obligations of BellRing and are guaranteed by BellRing’s existing and subsequently acquired or organized direct and indirect domestic subsidiaries (other than immaterial subsidiaries and certain excluded subsidiaries). The maturity date of the 7.00% Senior Notes is March 15, 2030.
Credit Agreement
On March 10, 2022, pursuant to the Transaction Agreement, the Company entered into a credit agreement (as amended, restated, amended and restated, supplemented or otherwise modified from time to time, the “Credit Agreement”), which provides for a revolving credit facility in an aggregate principal amount of $250.0 (the “Revolving Credit Facility”), with commitments to be made available to the Company in U.S. Dollars, Euros and United Kingdom (“U.K.”) Pounds Sterling. Letters of credit are available under the Credit Agreement in an aggregate amount of up to $20.0. The outstanding amounts under the Credit Agreement must be repaid on or before March 10, 2027.
Borrowings under the Revolving Credit Facility bear interest at an annual rate equal to: (i) in the case of loans denominated in U.S. Dollars, at the Company’s option, the base rate (as defined in the Credit Agreement) plus a margin which will initially be 2.00% and thereafter will range from 2.00% to 2.75% depending on the Company’s secured net leverage ratio (as defined in the Credit Agreement), or the adjusted term SOFR rate (as defined in the Credit Agreement) for the applicable interest period plus a margin which will initially be 3.00% and thereafter will range from 3.00% to 3.75% depending on the Company’s secured net leverage ratio; (ii) in the case of loans denominated in Euros, the adjusted Eurodollar rate (as defined in the Credit Agreement) for the applicable interest period plus a margin which will initially be 3.00% and thereafter will range from 3.00% to 3.75% depending on the Company’s secured net leverage ratio; and (iii) in the case of loans denominated in U.K. Pounds Sterling, the adjusted daily simple risk-free rate (as defined in the Credit Agreement) plus a margin which will initially be 3.00% and thereafter will range from 3.00% to 3.75% depending on the Company’s secured net leverage ratio. Facility fees on the daily unused amount of commitments under the Revolving Credit Facility will initially accrue at the rate of 0.25% per annum, and thereafter, depending on the Company’s secured net leverage ratio, will accrue at rates ranging from 0.25% to 0.375% per annum.
The Company incurred $1.5 of financing fees in connection with the Revolving Credit Facility, which were deferred and are being amortized to interest expense over the term of the Revolving Credit Facility. During the six months ended March 31, 2022, the Company borrowed $109.0 under the Revolving Credit Facility. There were no amounts repaid on the Revolving Credit Facility during the six months ended March 31, 2022. The available borrowing capacity under the Revolving Credit Facility was $141.0 as of March 31, 2022. There were no outstanding letters of credit as of March 31, 2022.

Under the terms of the Credit Agreement, BellRing is required to comply with a financial covenant requiring it to maintain a total net leverage ratio (as defined in the Credit Agreement) not to exceed 6.00 to 1.00, measured as of the last day of each fiscal quarter, beginning with the fiscal quarter ending June 30, 2022. The total net leverage ratio would not have exceeded this threshold if compliance with the financial covenant were required for the fiscal quarter ending March 31, 2022.
The Credit Agreement provides for potential incremental revolving and term facilities at the Company’s request and at the discretion of the lenders or other persons providing such incremental facilities, in each case on terms to be determined, and also permits the Company to incur other secured or unsecured debt, in all cases subject to conditions and limitations on the amount as specified in the Credit Agreement.
Furthermore, the Credit Agreement provides for customary events of default. Upon the occurrence and during the continuance of an event of default, the maturity of the loans under the Credit Agreement may accelerate and the administrative agent and lenders under the Credit Agreement may exercise other rights and remedies available at law or under the loan documents, including with respect to the collateral and guarantees of the Company’s obligations under the Credit Agreement.
The Company’s obligations under the Credit Agreement are unconditionally guaranteed by its existing and subsequently acquired or organized direct and indirect domestic subsidiaries (other than immaterial domestic subsidiaries and certain excluded subsidiaries) and are secured by security interests in substantially all of the Company’s assets and the assets of its subsidiary guarantors, but excluding, in each case, real property.
Old Credit Agreement
On October 21, 2019, BellRing LLC entered into a credit agreement (as subsequently amended, the “Old Credit Agreement”) which provided for a term B loan facility in an aggregate original principal amount of $700.0 (the “Term B Facility”) and a revolving credit facility in an aggregate principal amount of up to $200.0 (the “Old Revolving Credit Facility”), with the commitments under the Old Revolving Credit Facility to be made available to BellRing LLC in U.S. Dollars, Euros and U.K. Pounds Sterling. Letters of credit were available under the Old Credit Agreement in an aggregate amount of up to $20.0. Any outstanding amounts under the Old Revolving Credit Facility and Term B Facility were required to be repaid on or before October 21, 2024.
On February 26, 2021, BellRing LLC entered into a second amendment to the Old Credit Agreement (the “Amendment”). The Amendment provided for the refinancing of the Term B Facility on substantially the same terms as in effect prior to the Amendment, except that it (i) reduced the interest rate margin by 100 basis points resulting in (A) for Eurodollar rate loans, an interest rate of the Eurodollar rate plus a margin of 4.00% and (B) for base rate loans, an interest rate of the base rate plus a margin of 3.00%, (ii) reduced the floor for the Eurodollar rate to 0.75%, (iii) modified the Old Credit Agreement to address the anticipated unavailability of LIBOR as a reference interest rate and (iv) provided that if on or before August 26, 2021 BellRing LLC repaid the Term B Facility in whole or in part with the proceeds of new or replacement debt at a lower effective interest rate, or further amended the Old Credit Agreement to reduce the effective interest rate applicable to the Term B Facility, BellRing LLC would have paid a 1.00% premium on the amount repaid or subject to the interest rate reduction. BellRing LLC did not repay the Term B Facility or further amend the Old Credit Agreement on or before August 26, 2021. In connection with the Amendment, BellRing LLC paid debt refinancing fees of $1.5 in the three and six months ended March 31, 2021, which were included in “Loss on extinguishment and refinancing of debt, net” on the Condensed Consolidated Statements of Operations.
Subsequent to the Amendment, borrowings under the Term B Facility bore interest, at the option of BellRing LLC, at an annual rate equal to either (a) the Eurodollar rate or (b) the base rate determined by reference to the greatest of (i) the prime rate, (ii) the federal funds effective rate plus 0.50% per annum and (iii) the one-month Eurodollar rate plus 1.00% per annum, in each case plus an applicable margin of 4.00% for Eurodollar rate-based loans and 3.00% for base rate-based loans.
On March 10, 2022, with certain of the proceeds from the debt financing transactions described above, BellRing LLC repaid the aggregate outstanding principal balance of $519.8 on its Term B Facility and terminated all obligations and commitments under the Old Credit Agreement. The Company recorded a loss of $17.6 during the three and six months ended March 31, 2022, which was included in “Loss on extinguishment and refinancing of debt, net” in the Condensed Consolidated Statements of Operations. This loss included (i) a $6.9 write-off of unamortized discounts and debt extinguishment fees, (ii) a $6.1 write-off of unamortized net hedging losses recorded within accumulated OCI related to the Term B Facility (see Note 12) and (iii) a $4.6 write-off of debt issuance costs and deferred financing fees. Following the termination of the Old Credit Agreement, BellRing LLC and the guarantors had no further obligations under the Old Credit Agreement and the related guarantees.
The Term B Facility required quarterly scheduled amortization payments of $8.75 which began on March 31, 2020, with the balance to be paid at maturity on October 21, 2024. Interest was paid on each Interest Payment Date (as defined in the Old Credit Agreement) during the periods prior to the termination of the Old Credit Agreement. The Term B Facility contained customary mandatory prepayment provisions, including provisions for mandatory prepayment (a) from the net cash proceeds of certain asset sales and (b) of 75% of consolidated excess cash flow (as defined in the Old Credit Agreement) (which percentage would have been reduced to 50% if the secured net leverage ratio (as defined in the Old Credit Agreement) was less than or equal to 3.35:1.00 as of a fiscal year end). The interest rate on the Term B Facility was 4.75% as of September 30, 2021. During the six months ended March 31, 2022 and prior to the termination of the Old Credit Agreement, the Company repaid $81.4 on its Term B Facility as a mandatory prepayment from fiscal 2021 excess cash flow, which was in addition to the scheduled amortization payments.
Borrowings under the Old Revolving Credit Facility bore interest, at the option of BellRing LLC, at an annual rate equal to either the Eurodollar rate or the base rate (determined as described above) plus a margin, which was determined by reference to the secured net leverage ratio, with the applicable margin for Eurodollar rate-based loans and base rate-based loans being (i) 4.25% and 3.25%, respectively, if the secured net leverage ratio was greater than or equal to 3.50:1.00, (ii) 4.00% and 3.00%, respectively, if the secured net leverage ratio was less than 3.50:1.00 and greater than or equal to 2.50:1.00 or (iii) 3.75% and 2.75%, respectively, if the secured net leverage ratio was less than 2.50:1.00. Facility fees on the daily unused amount of commitments under the Old Revolving Credit Facility accrued at rates ranging from 0.25% to 0.50% per annum depending on BellRing LLC’s secured net leverage ratio. There were no amounts drawn under the Old Revolving Credit Facility as of September 30, 2021.
During the six months ended March 31, 2021, BellRing LLC borrowed $20.0 under the Old Revolving Credit Facility and repaid $50.0 on the Old Revolving Credit Facility. There were no borrowings under or repayments on the Old Revolving Credit Facility during the six months ended March 31, 2022 prior to the Spin-off. The available borrowing capacity under the Old Revolving Credit Facility was $200.0 as of September 30, 2021. There were no outstanding letters of credit as of September 30, 2021.
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
Other than legal fees, no expense related to this litigation was incurred during the three or six months ended March 31, 2022 or 2021. At both March 31, 2022 and September 30, 2021, the Company had accrued $8.5 related to this matter that was included in “Other current liabilities” on the Condensed Consolidated Balance Sheets.
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
NOTE 16 — STOCKHOLDERS’ DEFICIT
In connection with the Spin-off, 97.5 million shares of BellRing Common Stock were issued to Post, of which 78.1 million were distributed by Post to its shareholders in the Distribution, and 38.9 million shares of Old BellRing Class A Common Stock that were outstanding immediately prior to the Merger were converted into 38.9 million shares of BellRing Common Stock (see Note 1). There were no repurchases of BellRing Common Stock during the periods subsequent to the Spin-off. As of March 31, 2022, the Company had 136.4 million shares of BellRing Common Stock issued and outstanding. As of September 30, 2021, the Company had 39.5 million shares of Old BellRing Class A Common Stock issued and outstanding.
The following table summarizes the Company’s repurchases of Old BellRing Class A Common Stock prior to the Spin-off. There were no repurchases of Old BellRing Class A Common Stock by the Company during the three months ended March 31, 2022 or the three and six months ended March 31, 2021.

Six Months Ended March 31, 2022
Shares repurchased (in millions)	0.8
Average price per share	$23.36
Total cost including broker’s commissions	$18.1
In connection with the Spin-off, 0.8 million shares of Old BellRing Class A Common Stock held in treasury stock immediately prior to the Merger effective time were cancelled pursuant to the Transaction Agreement.
On the terms and subject to the conditions set forth in the Transaction Agreement, at the Merger effective time, all outstanding unexercised and unexpired options to purchase shares of Old BellRing Class A Common Stock, outstanding restricted stock units with respect to shares of Old BellRing Class A Common Stock and other equity awards with respect to shares of Old BellRing Class A Common Stock outstanding under the BellRing Brands, Inc. 2019 Long-Term Incentive Plan (the “BellRing Equity Awards”), whether or not exercisable or vested, were assumed by BellRing. Additionally, the board of directors of BellRing (the “Board”) approved adjustments to the terms of the outstanding BellRing Equity Awards to preserve the intrinsic value of the awards. The adjustments to the BellRing Equity Awards were based on the volume weighted average price of Old BellRing Class A Common Stock during the five trading day period prior to and including March 10, 2022 and the volume weighted average price of BellRing Common Stock during the five trading day period immediately following March 10, 2022.
The equity award adjustments had an immaterial impact on the Company’s Statements of Operations for the three and six months ended March 31, 2022.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and capital resources of BellRing Brands, Inc. (formally known as BellRing Distribution, LLC) (“BellRing”) and its consolidated subsidiaries. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included herein, our audited consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021, and the “Cautionary Statement on Forward-Looking Statements” section included below.
OVERVIEW
On October 21, 2019, BellRing Intermediate Holdings, Inc. (formerly known as BellRing Brands, Inc.) (“Old BellRing”) closed its initial public offering (the “IPO”) of 39.4 million shares of its Class A common stock, $0.01 par value per share (the “Old BellRing Class A Common Stock”) and contributed the net proceeds from the IPO to BellRing Brands, LLC, a Delaware limited liability company and subsidiary of Old BellRing (“BellRing LLC”), in exchange for 39.4 million BellRing LLC non-voting membership units (the “BellRing LLC units”). As a result of the IPO and certain other transactions completed in connection with the IPO (the “formation transactions”), BellRing LLC became the holding company for the active nutrition business of Post Holdings, Inc. (“Post”). Old BellRing, as a holding company, had no material assets other than its ownership of BellRing LLC units and its indirect interests in the subsidiaries of BellRing LLC and had no independent means of generating revenue or cash flow. The members of BellRing LLC were Post and Old BellRing.
During the second quarter of fiscal 2022, Post completed its previously announced distribution of 80.1% of its ownership interest in BellRing to Post’s shareholders. On March 9, 2022, pursuant to the Transaction Agreement and Plan of Merger, dated as of October 26, 2021 (as amended by Amendment No.1 to the Transaction Agreement and Plan of Merger, dated as of February 28, 2022, the “Transaction Agreement”), by and among Post, Old BellRing, BellRing and BellRing Merger Sub Corporation, a wholly-owned subsidiary of BellRing (“BellRing Merger Sub”), Post contributed its share of Old BellRing Class B common stock, $0.01 par value per share (“Old BellRing Class B Common Stock”), all of its BellRing LLC units and $550.4 million of cash to BellRing (collectively, the “Contribution”) in exchange for certain limited liability company interests of BellRing (prior to the conversion of BellRing into a Delaware corporation) and the right to receive $840.0 million in aggregate principal amount of BellRing’s 7.00% senior notes maturing in 2030 (the “7.00% Senior Notes”).
On March 10, 2022, BellRing converted into a Delaware corporation and changed its name to “BellRing Brands, Inc.”, and Post distributed an aggregate of 78.1 million, or 80.1%, of its shares of BellRing common stock, par value $0.01 per share (“BellRing Common Stock”) to Post shareholders of record as of the close of business, Central Time, on February 25, 2022 (the “Record Date”) in a pro-rata distribution (the “Distribution”). Post shareholders received 1.267788 shares of BellRing Common Stock for every one share of Post common stock held as of the Record Date. No fractional shares of BellRing Common Stock were issued and, instead, cash in lieu of any fractional shares was paid to Post shareholders.
Upon completion of the Distribution, BellRing Merger Sub merged with and into Old BellRing (the “Merger”), with Old BellRing continuing as the surviving corporation and becoming a wholly-owned subsidiary of BellRing. Pursuant to the Merger, each outstanding share of Old BellRing Class A Common Stock was converted into one share of BellRing Common Stock plus $2.97 in cash, or $115.5 million total consideration paid to Old BellRing Class A common stockholders pursuant to the Merger. As a result of the transactions described above (collectively, the “Spin-off”), BellRing became the new public parent company of, and successor issuer to, Old BellRing, and shares of BellRing Common Stock were deemed to be registered under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), pursuant to Rule 12g-3(a) promulgated thereunder.
Immediately following the Spin-off, Post owned approximately 14.2% of the BellRing Common Stock and Post shareholders owned approximately 57.3% of the BellRing Common Stock. The former Old BellRing stockholders owned approximately 28.5% of the BellRing Common Stock, maintaining their effective ownership in the Old BellRing business prior to the Spin-off. As a result of the Spin-off, the dual class voting structure in the BellRing business was eliminated.
Immediately prior to the Spin-off, Post held 97.5 million BellRing LLC units, equal to 71.5% of the economic interest in BellRing LLC, and one share of Old BellRing Class B Common Stock, which represented 67% of the combined voting power of the common stock of Old BellRing. Subsequent to the Spin-off, Post owned 14.2% of the BellRing Common Stock, which did not represent a controlling interest in BellRing. BellRing incurred separation-related expenses of $10.3 million and $12.3 million during the three and six months ended March 31, 2022, respectively, in connection with the Spin-off. These expenses generally included third party costs for advisory services, fees charged by other service providers and government filing fees and were included in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations.

The terms “our”, “we”, “us” and the “Company” generally refer to BellRing Brands, Inc. and its consolidated subsidiaries during the periods both prior to and subsequent to the Spin-off unless otherwise stated or context otherwise indicates. The term “Common Stock” generally refers to Old BellRing Class A Common Stock and Old BellRing Class B Common Stock during the periods prior to the Spin-off and to BellRing Common Stock during the periods subsequent to the Spin-off. The term “Net earnings available to Common Stockholders” generally refers to net earnings available to Old BellRing Class A common stockholders during the periods prior to the Spin-off and to net earnings available to BellRing common stockholders during the periods subsequent to the Spin-off.
We are a consumer products holding company operating in the global convenient nutrition category and are a provider of ready-to-drink (“RTD”) protein shakes, other RTD beverages, powders and nutrition bars. We have a single operating and reportable segment, with our principal products being protein-based consumer goods. Our primary brands are Premier Protein and Dymatize.
COVID-19
The COVID-19 pandemic has caused and continues to cause global economic disruption and uncertainty, including in our business. We continue to closely monitor the impact of the COVID-19 pandemic and remain focused on ensuring the health and safety of our employees and serving customers and consumers. Our primary categories returned to growth rates in line with their pre-pandemic levels during the fourth quarter of fiscal 2020 and have remained strong in subsequent periods.
As the overall economy continues to recover from the impact of the COVID-19 pandemic, input and freight inflation and labor and input availability are pressuring our supply chain. Lower than anticipated production and delays in capacity expansion across the broader third party shake contract manufacturer network have resulted in low inventories and missed sales. Service levels and fill rates remain below normal levels, and certain products have been placed on allocation. These factors are improving but expected to persist throughout fiscal 2022 and are dependent upon our contract manufacturer partners’ ability to deliver committed volumes, add capacity on expected timelines, retain manufacturing staff and rebuild inventory levels. Raw material, packaging and freight inflation has been widespread, rapid and significant, and has put downward pressure on profit margins. As a result, we have taken pricing actions on nearly all products. For additional discussion, refer to “Liquidity and Capital Resources” and “Cautionary Statement on Forward-Looking Statements” within this section, as well as “Risk Factors” in Item 1A of Part II of this report.
RESULTS OF OPERATIONS

	Three Months Ended March 31,				Six Months Ended March 31,
			favorable/(unfavorable)				favorable/(unfavorable)
dollars in millions	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Net Sales	$315.2	$282.1	$33.1	12%	$621.7	$564.5	$57.2	10%

Operating Profit	$33.2	$15.6	$17.6	113%	$83.8	$63.4	$20.4	32%
Interest expense, net	8.5	11.3	2.8	25%	16.9	24.1	7.2	30%
Loss on extinguishment and refinancing of debt, net	17.6	1.5	(16.1)	(1,073)%	17.6	1.5	(16.1)	(1,073)%
Income tax expense	3.2	0.3	(2.9)	(967)%	6.1	2.4	(3.7)	(154)%
Less: Net earnings attributable to redeemable noncontrolling interest	2.6	1.9	(0.7)	(37)%	33.7	27.0	(6.7)	(25)%
Net Earnings Available to Common Stockholders	$1.3	$0.6	$0.7	117%	$9.5	$8.4	$1.1	13%
Net Sales
Net sales increased $33.1 million, or 12%, during the three months ended March 31, 2022, compared to the prior year period. Sales of Premier Protein products were up $15.2 million, or 7%, driven by higher average net selling prices. Average net selling prices increased in the three months ended March 31, 2022 due to decreased promotional spending and targeted price increases. These positive impacts were partially offset by volume decreases of 4%, which were primarily the result of supply constraints and reduced demand-driving activity. Sales of Dymatize products were up $19.7 million, or 55%, with volume up 25%. Average net selling prices increased in the three months ended March 31, 2022 due to targeted price increases and favorable mix. Sales of all other products were down $1.8 million.

Net sales increased $57.2 million, or 10%, during the six months ended March 31, 2022, compared to the prior year period. Sales of Premier Protein products were up $26.0 million, or 6%, driven by higher average net selling prices. Average net selling prices increased in the six months ended March 31, 2022 due to decreased promotional spending and targeted price increases. These positive impacts were partially offset by volume decreases of 6%, which were primarily the result of supply constraints and reduced demand-driving activity. Sales of Dymatize products were up $32.6 million, or 48%, with volume up 16%. Average net selling prices increased in the six months ended March 31, 2022 due to targeted price increases and favorable mix. Sales of all other products were down $1.4 million.
Operating Profit
Operating profit increased $17.6 million, or 113%, during the three months ended March 31, 2022, compared to the prior year period. This increase was primarily driven by higher net sales, as previously discussed, and reduced advertising costs of $12.9 million. In addition, prior year operating profit was negatively impacted by $17.7 million of accelerated amortization related to the discontinuance of the Supreme Protein brand. These positive impacts were partially offset by higher net product costs of $38.0 million due to unfavorable raw material, freight and manufacturing costs and costs related to the separation from Post of $10.3 million.
Operating profit increased $20.4 million, or 32%, during the six months ended March 31, 2022, compared to the prior year period. This increase was primarily driven by higher net sales, as previously discussed, and reduced advertising costs of $14.0 million. In addition, prior year operating profit was negatively impacted by $18.1 million of accelerated amortization related to the discontinuance of the Supreme Protein brand. These positive impacts were partially offset by higher net product costs of $67.8 million due to unfavorable raw material, freight and manufacturing costs and costs related to the separation from Post of $12.3 million.
Interest Expense, Net
Interest expense, net decreased $2.8 million during the three months ended March 31, 2022, compared to the prior year period. This decrease was primarily due to lower average aggregate principal amounts outstanding under BellRing LLC’s term loan B facility (the “Term B Facility”) and increased net hedging gains (compared to losses in the prior year period) of $1.4 million recognized on interest rate swaps. The weighted-average interest rate on our total outstanding debt was 5.6% for both the three months ended March 31, 2022 and 2021.
Interest expense, net decreased $7.2 million during the six months ended March 31, 2022, compared to the prior year period. This decrease was primarily due to lower average aggregate principal amounts outstanding under the Term B Facility and increased net hedging gains (compared to losses in the prior year period) of $2.3 million recognized on interest rate swaps. In addition, the weighted-average interest rate on our total outstanding debt decreased to 5.2% for the six months ended March 31, 2022 from 5.8% for the six months ended March 31, 2021, driven by lower average aggregate principal amounts of debt outstanding during the six months ended March 31, 2022. See Notes 14 and 12 within “Notes to Condensed Consolidated Financial Statements” for additional information on our debt and interest rate swaps, respectively.
Loss on Extinguishment and Refinancing of Debt, net
During the three and six months ended March 31, 2022, we recognized a $17.6 million loss related to the termination of our credit agreement entered into on October 21, 2019 (as subsequently amended, the “Old Credit Agreement”). This loss included (i) a $6.9 million write-off of unamortized discounts and debt extinguishment fees, (ii) a $6.1 million write-off of unamortized net hedging losses recorded within accumulated other comprehensive income or loss related to the Term B Facility and (iii) a $4.6 million write-off of debt issuance costs and deferred financing fees.
During the three and six months March 31, 2021, we recognized a $1.5 million loss related to refinancing fees incurred in conjunction with the refinancing of our Term B Facility.
See Note 14 within “Notes to Condensed Consolidated Financial Statements” for additional information on our debt.
Income Tax Expense
Prior to the Spin-off, Old BellRing held an economic interest in BellRing LLC which, as a result of the IPO and formation transactions, was treated as a partnership for United States (“U.S.”) federal income tax purposes. As a partnership, BellRing LLC itself was generally not subject to U.S. federal income tax under current U.S. tax laws. Generally, items of taxable income, gain, loss and deduction of BellRing LLC were passed through to its members, Old BellRing and Post. Old BellRing was responsible for its share of taxable income or loss of BellRing LLC allocated to it in accordance with the amended and restated limited liability company agreement of BellRing LLC and partnership tax rules and regulations.
Subsequent to the Spin-off, we report 100% of the income, gain, loss and deduction of BellRing LLC for U.S. federal, state and local income tax purposes.

Our effective income tax rate was 45.1% and 12.4% for the three and six months ended March 31, 2022, respectively, and 10.7% and 6.3% for the three and six months ended March 31, 2021, respectively. The increase in the effective income tax rate compared to the prior periods was primarily due to (i) certain separation-related expenses incurred in connection with the Spin-off that were treated as non-deductible and (ii) the Company reporting 100% of the income, gain, loss and deduction of BellRing LLC in the periods subsequent to the Spin-off.
In accordance with Accounting Standards Codification (“ASC”) Topic 740, “Income Taxes,” we recorded income tax expense for interim periods using the estimated annual effective income tax rate for the full fiscal year adjusted for the impact of discrete items occurring during the interim periods.
LIQUIDITY AND CAPITAL RESOURCES
We expect to generate positive cash flows from operations and believe our cash on hand, cash flows from operations and possible future credit facilities will be sufficient to satisfy our future working capital requirements, research and development activities, debt repayments and other financing requirements for the foreseeable future. Our asset-light business model requires modest capital expenditures, with annual capital expenditures over the last three fiscal years averaging less than 1% of net sales. No significant capital expenditures are planned for the remainder of fiscal 2022. Our ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures and other business risk factors. If we are unable to generate sufficient cash flows from operations, or otherwise to comply with the terms of our credit facilities, we may be required to seek additional financing alternatives. Additionally, we may continue to repurchase shares of our Common Stock. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
On March 10, 2022, in connection with to the Transaction Agreement, we issued the 7.00% Senior Notes to Post as partial consideration for the Contribution in connection with the Distribution. Post subsequently delivered the 7.00% Senior Notes to certain financial institutions in satisfaction of term loan obligations of Post in an equal principal amount.
On March 10, 2022, in connection with the Transaction Agreement, we entered into a credit agreement (as amended, restated, amended and restated, supplemented or otherwise modified from time to time, the “Credit Agreement”), which provides for a revolving credit facility in an aggregate principal amount of $250.0 million (the “Revolving Credit Facility”), with commitments to be made available to us in U.S. Dollars, Euros, and United Kingdom Pounds Sterling. The outstanding amounts under the Credit Agreement must be repaid on or before March 10, 2027.
Additionally, on March 10, 2022, with certain of the proceeds from the debt financing transactions described above, BellRing LLC repaid the aggregate outstanding principal balance of $519.8 million on the Term B Facility and terminated all obligations and commitments under the Old Credit Agreement.
During the six months ended March 31, 2022, we borrowed $109.0 million under the Revolving Credit Facility. The available borrowing capacity under the Revolving Credit Facility was $141.0 million as of March 31, 2022.
During the six months ended March 31, 2022, we repurchased 0.8 million shares of Old BellRing Class A Common Stock at an average share price of $23.36 per share for a total cost of $18.1 million, including broker’s commissions. There were no repurchases of Old BellRing Class A Common Stock during the three months ended March 31, 2022. In connection with the Spin-off, 0.8 million shares of Old BellRing Class A Common Stock held in treasury stock immediately prior to the Merger effective time were cancelled pursuant to the Transaction Agreement. There were no repurchases of BellRing Common Stock subsequent to the Spin-off.

The following table shows select cash flow data, which is discussed below.

	Six Months Ended March 31,
dollars in millions	2022	2021
Cash provided by (used in):
Operating activities	$17.6	$73.8
Investing activities	(1.1)	(0.5)
Financing activities	(99.5)	(89.4)
Effect of exchange rate changes on cash and cash equivalents	(0.1)	0.6
Net decrease in cash and cash equivalents	$(83.1)	$(15.5)
Operating Activities
Cash provided by operating activities for the six months ended March 31, 2022 was $17.6 million compared to cash provided by operating activities of $73.8 million for the six months ended March 31, 2021. This decrease was primarily driven by unfavorable working capital changes of $60.5 million, which were primarily due to fluctuations in the timing of purchases and payments of trade payables and the build up of powder inventory levels in the current period from supply-constrained levels at prior fiscal year end, and were partially offset by fluctuations in the timing of sales and collections of trade receivables. Additionally, tax payments (net of refunds) increased by $2.7 million. These negative impacts were partially offset by a $10.6 million decrease in interest payments due to lower average principal amounts outstanding under the Term B Facility and the timing of debt transactions during the second quarter of fiscal 2022.
Investing Activities
Cash used in investing activities for the six months ended March 31, 2022 increased $0.6 million compared to the corresponding period in the prior year resulting from an increase in capital expenditures.
Financing Activities
Six months ended March 31, 2022
Cash used in financing activities for the six months ended March 31, 2022 was $99.5 million. We repaid the outstanding principal balance of the Term B Facility of $609.9 million, paid $115.5 million to Old BellRing Class A common stockholders pursuant to the Merger and paid $11.1 million of debt issuance costs, debt extinguishment costs and deferred financing fees related to the issuance of the 7.00% Senior Notes and the Revolving Credit Facility. Additionally, we paid $18.1 million, including broker’s commissions, for the repurchase of shares of Old BellRing Class A Common Stock prior to the Spin-off. We received $550.4 million of cash from Post in connection with the Spin-off, which was partially offset by cash distributions to Post of $3.2 million related to quarterly tax distributions pursuant to BellRing LLC’s amended and restated limited liability company agreement prior to the Spin-off. Additionally, we borrowed $109.0 million under the Revolving Credit Facility.
Six months ended March 31, 2021
Cash used in financing activities for the six months ended March 31, 2021 was $89.4 million. BellRing LLC drew an aggregate of $20.0 million under BellRing LLC’s revolving credit facility under the Old Credit Agreement (the “Old Revolving Credit Facility”), repaid $46.3 million on the principal balance of the Term B Facility and repaid $50.0 million on the Old Revolving Credit Facility during the period. In addition, BellRing LLC had net cash distributions of $10.7 million to Post, which included tax distributions to Post pursuant to BellRing LLC’s amended and restated limited liability company agreement and state tax withholdings payments on behalf of Post.

Debt Covenants
The Credit Agreement contains customary affirmative and negative covenants for agreements of this type, including delivery of financial and other information; compliance with laws; maintenance of property; existence, insurance and books and records; inspection rights; obligation to provide collateral and guarantees by certain new subsidiaries; delivery of environmental reports; participation in an annual meeting with the agent and the lenders; further assurances; and limitations with respect to indebtedness, liens, fundamental changes, restrictive agreements, use of proceeds, amendments of organization documents, prepayments and amendments of certain indebtedness, dispositions of assets, acquisitions and other investments, sale leaseback transactions, changes in the nature of business, transactions with affiliates and dividends and redemptions or repurchases of stock. Under the terms of the Credit Agreement, we are also required to comply with a financial covenant requiring us to maintain a total net leverage ratio (as defined in the Credit Agreement) not to exceed 6.00 to 1.00, measured as of the last day of each fiscal quarter, beginning with the fiscal quarter ending June 30, 2022. The total net leverage ratio would not have exceeded this threshold if compliance with the financial covenant was required for the fiscal quarter ending March 31, 2022.
The Credit Agreement provides for potential incremental revolving and term facilities at our request and at the discretion of the lenders or other persons providing such incremental facilities, in each case on terms to be determined, and also permits us to incur other secured or unsecured debt, in all cases subject to conditions and limitations on the amount as specified in the Credit Agreement. In addition, the indenture governing the 7.00% Senior Notes contains customary negative covenants that limit our ability and the ability of our restricted subsidiaries to, among other things: borrow money or guarantee debt; create liens; pay dividends on, or redeem or repurchase, stock; make specified types of investments and acquisitions; enter into or permit to exist contractual limits on the ability of our subsidiaries to pay dividends to us; enter into new lines of business; enter into transactions with affiliates; and sell assets or merge with other companies. Certain of these covenants are subject to suspension when and if the 7.00% Senior Notes receive investment grade ratings.
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
CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS
Forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, are made throughout this report, including statements regarding the effect of the COVID-19 pandemic on our business and our continuing response to the COVID-19 pandemic, and unanticipated developments that negatively impact the BellRing Common Stock. These forward-looking statements are sometimes identified from the use of forward-looking words such as “believe,” “should,” “could,” “potential,” “continue,” “expect,” “project,” “estimate,” “predict,” “anticipate,” “aim,” “intend,” “plan,” “forecast,” “target,” “is likely,” “will,” “can,” “may” or “would” or the negative of these terms or similar expressions elsewhere in this report. Our financial condition, results of operations and cash flows may differ materially from those in the forward-looking statements. Such statements are based on management’s current views and assumptions and involve risks and uncertainties that could affect expected results. Those risks and uncertainties include, but are not limited to, the following:
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
•changes in economic conditions, including as a result of the ongoing conflict in Ukraine, disruptions in the U.S. and global capital and credit markets, changes in interest rates, volatility in the market value of derivatives and fluctuations in foreign currency exchange rates;
•risks related to our ongoing relationship with Post following the Spin-off, including our obligations under various agreements with Post;
•conflicting interests or the appearance of conflicting interests resulting from certain of our directors also serving as officers or directors of Post;
•risks related to the previously completed Spin-off, including our inability to take certain actions because such actions could jeopardize the tax-free status of the Distribution and our possible responsibility for U.S. federal tax liabilities related to the Distribution;
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
Interest Rate Risk
Long-term debt
As of March 31, 2022, the Company had outstanding principal value of indebtedness of $840.0 million related to its 7.00% Senior Notes and an aggregate principal amount of $109.0 million outstanding under its Revolving Credit Facility. As of September 30, 2021, BellRing LLC had aggregate principal amounts of $609.9 million outstanding on its Term B Facility. There were no amounts drawn under the Old Revolving Credit Facility as of September 30, 2021. Borrowings under the Revolving Credit Facility bear, and borrowings under the Term B Facility and the Old Revolving Credit Facility bore, interest at variable rates.
As of March 31, 2022 and September 30, 2021, the fair value of the Company’s debt, excluding any borrowings under its revolving credit facilities, was $859.7 million and $613.8, respectively. Changes in interest rates impact fixed and variable rate debt differently. For fixed rate debt, a change in interest rates will only impact the fair value of the debt, whereas a change in the interest rates on variable rate debt will impact interest expense and cash flows. A hypothetical 10% decrease in interest rates would have increased the fair value of the fixed rate debt by approximately $11 million as of March 31, 2022. The Company did not have fixed rate debt as of September 30, 2021. Including the impact of interest rate swaps, a hypothetical 10% increase in interest rates would have had an immaterial impact on both interest expense and interest paid during each of the three and six months ended March 31, 2022 and 2021. For additional information regarding the Company’s debt, see Note 14 within “Notes to Condensed Consolidated Financial Statements.”
Interest rate swaps
As of September 30, 2021, the Company had interest rate swaps with a notional value of $350.0 million. A hypothetical 10% adverse change in interest rates would have had an immaterial impact on the fair value of the interest rate swaps as of September 30, 2021. As of March 31, 2022, the Company did not hold any interest rate swaps. For additional information regarding the Company’s interest rate swap contracts, see Note 12 within “Notes to Condensed Consolidated Financial Statements.”

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
Changes in Internal Control Over Financial Reporting
There were no significant changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.    OTHER INFORMATION.
ITEM 1.    LEGAL PROCEEDINGS.
The information required under this Item 1 is set forth in Note 15 within “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 of this report, which is incorporated herein by reference. For disclosure of environmental proceedings with a governmental entity as a party pursuant to Item 103(c)(3)(iii) of Regulation S-K, the Company has elected to disclose matters where the Company reasonably believes such proceeding would result in monetary sanctions, exclusive of interest and costs, of $1.0 million or more. Applying this threshold, there are no such environmental proceedings to disclose for the three months ended March 31, 2022.
ITEM 1A.    RISK FACTORS.
In addition to the information set forth elsewhere in this Quarterly Report on Form 10-Q (the “Quarterly Report”) and the risk factors set forth below, you should carefully consider the risk factors we previously disclosed in our Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission on November 19, 2021, as of and for the year ended September 30, 2021 (the “Annual Report”). Other than the additional risk factors disclosed herein, as of the date of this Quarterly Report, there have been no material changes to the risk factors previously disclosed in the Annual Report. These risks could materially and adversely affect our business, financial condition, results of operations and cash flows. The enumerated risks have been or may be heightened, or in some cases manifested, by the impacts of the COVID-19 pandemic and the ongoing conflict in Ukraine and are not the only risks we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business, financial condition, results of operations and cash flows.
We may be unable to take certain actions because such actions could jeopardize the tax-free status of the distribution by Post of BellRing Common Stock in the Distribution, and such restrictions could be significant.
To preserve the tax-free treatment of the Distribution, for the initial two-year period following the Distribution, we will be prohibited, except in limited circumstances, from taking or failing to take certain actions that would prevent the Distribution and related transactions from being tax-free, including: (i) issuing any equity securities or securities that could possibly be converted into our equity securities, including as acquisition currency for a merger or acquisition (but excluding certain equity compensation for our employees); (ii) redeeming or repurchasing our equity securities or our debt or (iii) entering into any transaction pursuant to which our stock would be acquired, whether by merger or otherwise. These restrictions will not apply if we deliver an unqualified “will”-level tax opinion of a nationally recognized accounting firm or law firm in form and substance reasonably satisfactory to Post or a ruling from the U.S. Internal Revenue Service (the “IRS”) that the action will not cause the transactions to fail to qualify for their intended tax treatment.
We may be responsible for U.S. federal income tax liabilities that relate to the Distribution.
If the IRS determines that all or a portion of the Distribution does not qualify as a tax-free transaction for any reason, including because any of the factual statements or representations contained in certain legal opinions provided in connection with the Spin-off are incomplete or untrue, Post may recognize a substantial gain for U.S. federal income tax purposes.
Even if the Distribution otherwise qualifies as a tax-free transaction for U.S. federal income tax purposes, the Distribution will be taxable to Post (but not to Post shareholders) pursuant to Section 355(e) of the U.S. Internal Revenue Code (the “IRC”) if there are (or have been) one or more acquisitions (including issuances), directly or indirectly (including through acquisitions of such stock after the completion of the Spin-off), of our stock or the stock of Post, representing 50% or more, measured by vote or value, of the stock of any such corporation and the acquisition or acquisitions are deemed to be part of a plan or series of related transactions that include the Distribution. The process for determining whether an acquisition is part of a plan under these rules is complex, inherently factual in nature, and subject to a comprehensive analysis of the facts and circumstances of the particular case. In general, any acquisition of BellRing Common Stock within two years before or after the Distribution (with certain exceptions, including public trading by less-than-5% stockholders and certain compensatory stock issuances) generally will be presumed to be part of such a plan unless that presumption is rebutted. The resulting tax liability would be substantial.
We have agreed not to enter into certain transactions that could cause any portion of the Distribution to be taxable to Post, including under Section 355(e) of the IRC. Pursuant to a tax matters agreement with Post (the “tax matters agreement”), we have agreed to indemnify Post for any tax liabilities resulting from such transactions or other actions we take, and Post has agreed to indemnify us for any tax liabilities resulting from transactions entered into by Post. These obligations may discourage, delay or prevent a change of control of us.
In addition, pursuant to the tax matters agreement, if and to the extent the Distribution does not qualify as a tax-free transaction, such failure to qualify as a tax-free transaction gives rise to adjustments to the tax basis of assets held by the Company and its subsidiaries, and we are not required to indemnify Post for any tax liabilities resulting from such failure to qualify as a tax-free transaction, Post shall be entitled to periodic payments from us equal to 85% of the tax savings arising from the aggregate increase to the tax basis of assets held by the Company and its subsidiaries resulting from such failure and Post and the Company shall negotiate in good faith the terms of a tax receivable agreement to govern the calculation of such payments.
Our certificate of incorporation and bylaws and provisions of Delaware law may discourage or prevent strategic transactions, including a takeover of the Company, even if such a transaction would be beneficial to our stockholders.
Provisions contained in our certificate of incorporation and bylaws and provisions of the General Corporation Law of the State of Delaware (the “DGCL”) could delay or prevent a third party from entering into a strategic transaction with us, as applicable, even if such a transaction would benefit our stockholders. For example, our certificate of incorporation and bylaws:
•divide the members of the Board of Directors into three classes with staggered three-year terms, which may delay or prevent a change of our management or a change of control;
•authorize the issuance of “blank check” preferred stock that could be issued by us upon approval of the Board of Directors to increase the number of outstanding shares of capital stock, making a takeover more difficult and expensive;
•provide that directors may be removed from office only for cause and that any vacancy or newly created directorships on the Board of Directors may only be filled by a majority of directors then in office, which may make it difficult for other stockholders to reconstitute the Board of Directors;
•provide that special meetings of the stockholders may be called only upon the request of a majority of the Board of Directors or by the chairman of the Board of Directors or the chief executive officer;
•prohibit stockholder action by written consent and require that any action to be taken by the stockholders be taken at an annual or special meeting of stockholders; and
•require advance notice to be given by stockholders for any stockholder proposals or director nominees.
These restrictions and provisions could keep us from pursuing relationships with strategic partners and from raising additional capital, which could impede our ability to expand our business and strengthen our competitive position. These restrictions also could limit stockholder value by impeding a sale of the Company.
Our certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for substantially all disputes between the Company and its stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with the Company or its directors, officers or employees.
Our certificate of incorporation provides that the Court of Chancery of the State of Delaware (the “Court of Chancery”) (or, if the Court of Chancery does not have subject matter jurisdiction, the federal district court for the State of Delaware) is the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law:
•any derivative action or proceeding brought on our behalf;
•any action asserting a breach of fiduciary duty;
•any action asserting a claim against our arising pursuant to the DGCL; and
•any action asserting a claim against our that is governed by the internal affairs doctrine.
This provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act, for which the U.S. federal courts have exclusive jurisdiction. Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. However, our certificate of incorporation also provides that U.S. federal courts will, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any complaint asserting a cause of action or proceeding arising under the Securities Act. While the Delaware courts have determined that choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than that designated in the Company’s exclusive forum provision. Although our certificate of incorporation contains the exclusive forum provision described above, it is possible that a court could find that such a provision is inapplicable for a particular claim or action or that such provision is unenforceable. The exclusive forum provision shall not relieve us of our duties to comply with the federal securities laws and the rules and regulations thereunder, and our stockholders will not be deemed to have waived our compliance with these laws, rules and regulations.
This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with the Company or its directors, officers, or other employees and may discourage these types of lawsuits. Alternatively, if a court were to find the choice of forum provision contained in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table sets forth information with respect to repurchases of shares of Old BellRing Class A common stock, $0.01 par value per share, for the period prior to March 10, 2022, and BellRing Common Stock, $0.01 par value per share, for the period subsequent to March 10, 2022, during the three months ended March 31, 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (a) (b)
January 1, 2022 - January 31, 2022	—	—	—	$41,942,284
February 1, 2022 - February 28, 2022	—	—	—	$41,942,284
March 1, 2022 - March 31, 2022	—	—	—	$0
Total	—	—	—	$0
(a)Does not include broker’s commissions.
(b)On November 12, 2020, the Company’s Board of Directors approved a $60,000,000 share repurchase authorization with respect to Old BellRing Class A Common Stock, which is no longer applicable following the Spin-off.
ITEM 5.    OTHER INFORMATION.
On May 5, 2022, an amendment to Robert Vitale’s lock-up arrangement was approved by the compensation committee in order to clarify that Mr. Vitale’s performance-based restricted stock units are subject to such lock-up restrictions only upon vesting. Refer to Exhibit 10.7 to this Quarterly Report for further information.

ITEM 6.    EXHIBITS.
The following exhibits are either provided with this Form 10-Q or are incorporated herein by reference.

Exhibit No.	Description
*2.1
Transaction Agreement and Plan of Merger, dated as of October 26, 2021, by and among Post Holdings, Inc., BellRing Brands, Inc., BellRing Distribution, LLC and BellRing Merger Sub Corporation (Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on October 27, 2021)

2.2
Amendment No. 1 to Transaction Agreement and Plan of Merger, dated as of February 28, 2022, by and among Post Holdings, Inc., BellRing Brands, Inc., BellRing Distribution, LLC and BellRing Merger Sub Corporation (Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on February 28, 2022)

3.1	BellRing Brands, Inc. Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on March 10, 2022)
3.2	BellRing Brands, Inc. Bylaws (Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on March 10, 2022)
*4.1
Indenture, dated March 10, 2022, by and among BellRing Brands, Inc. and Computershare Trust Company, N.A., as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on March 10, 2022)

4.2	Form of Note (Incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on March 10, 2022)
†10.1	Amended BellRing Brands, Inc. 2019 Long-Term Incentive Plan
†10.2	Form of Omnibus Amendment to Restricted Stock Unit Agreement
†10.3	Form of Omnibus Amendment to Performance Restricted Stock Unit Agreement
†10.4	Form of Omnibus Amendment to Non-Qualified Stock Option Agreement
†10.5	Form of BellRing Brands, Inc. Executive Chairman Restricted Stock Unit Agreement
†10.6	Form of BellRing Brands, Inc. Executive Chairman Performance Restricted Stock Unit Agreement
†10.7	Amended and Restated Lock-Up Agreement, dated as of May 5, 2022, by and between BellRing Brands, Inc. and Robert V. Vitale
†10.8	Amended BellRing Brands, Inc. Deferred Compensation Plan For Directors
†10.9	Form of Severance and Change in Control Agreement
*10.10
Amended and Restated Master Services Agreement, dated March 10, 2022, by and among Post Holdings, Inc., BellRing Brands, Inc. and BellRing Brands, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 10, 2022)

10.11
Registration Rights Agreement, dated March 10, 2022, by and among BellRing Brands, Inc., Post Holdings, Inc. and the other stockholders party thereto from time to time (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 10, 2022)

*10.12
Amended and Restated Employee Matters Agreement, dated March 10, 2022, by and among Post Holdings, Inc., BellRing Brands, Inc., BellRing Brands, LLC and BellRing Intermediate Holdings, Inc. (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on March 10, 2022)

*10.13
Tax Matters Agreement, dated March 10, 2022, by and among BellRing Brands, Inc., Post Holdings, Inc. and BellRing Intermediate Holdings, Inc. (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on March 10, 2022)

*10.14
Credit Agreement, dated March 10, 2022, by and among BellRing Brands, Inc., JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and each lender from time to time party thereto (Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on March 10, 2022)

31.1	Certification of Robert V. Vitale pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 6, 2022
31.2	Certification of Darcy H. Davenport pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 6, 2022

Exhibit No.	Description
31.3	Certification of Paul A. Rode pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 6, 2022
32.1	Certification of Robert V. Vitale, Darcy H. Davenport and Paul A. Rode, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 6, 2022
101
Interactive Data File (Form 10-Q for the quarterly period ended March 31, 2022 filed in iXBRL (Inline eXtensible Business Reporting Language)). The financial information contained in the iXBRL-related documents is “unaudited” and “unreviewed.”

104	The cover page from the Company’s Form 10-Q for the quarterly period ended March 31, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101

*
Exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally to the Securities and Exchange Commission (the “SEC”) a copy of any omitted exhibit or schedule upon request by the SEC.

†	These exhibits constitute management contracts, compensatory plans and arrangements.
Certain agreements and other documents filed as exhibits to this Quarterly Report on Form 10-Q contain representations and warranties that the parties thereto made to each other. These representations and warranties have been made solely for the benefit of the other parties to such agreements and may have been qualified by certain information that has been disclosed to the other parties to such agreements and other documents and that may not be reflected in such agreements and other documents. In addition, these representations and warranties may be intended as a way of allocating risks among parties if the statements contained therein prove to be incorrect, rather than as actual statements of fact. Accordingly, there can be no reliance on any such representations and warranties as characterizations of the actual state of facts. Moreover, information concerning the subject matter of any such representations and warranties may have changed since the date of such agreements and other documents.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, BellRing Brands, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BELLRING BRANDS, INC.
Date:	May 6, 2022	By:	/s/ Darcy H. Davenport
Darcy H. Davenport
President and Chief Executive Officer