Form 10-Q
period 2022-06-30
BELLRING BRANDS, INC.
filed 2022-08-05
CIK 1772016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________
FORM 10-Q
__________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR
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
Common Stock, $0.01 par value per share – 136,244,406 shares as of August 1, 2022

BELLRING BRANDS, INC.
QUARTERLY REPORT ON FORM 10-Q

i

PART I.    FINANCIAL INFORMATION.
ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED).
BELLRING BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Net Sales	$370.6	$342.6	$992.3	$907.1
Cost of goods sold	250.4	231.3	692.8	616.9
Gross Profit	120.2	111.3	299.5	290.2
Selling, general and administrative expenses	47.8	42.6	133.5	129.1
Amortization of intangible assets	4.9	17.2	14.7	46.3
Other operating income, net	—	—	—	(0.1)
Operating Profit	67.5	51.5	151.3	114.9
Interest expense, net	15.9	9.5	32.8	33.6
Loss on extinguishment and refinancing of debt, net	—	0.1	17.6	1.6
Earnings before Income Taxes	51.6	41.9	100.9	79.7
Income tax expense	12.5	3.4	18.6	5.8
Net Earnings Including Redeemable Noncontrolling Interest	39.1	38.5	82.3	73.9
Less: Net earnings attributable to redeemable noncontrolling interest	—	29.0	33.7	56.0
Net Earnings Available to Common Stockholders	$39.1	$9.5	$48.6	$17.9

Earnings per share of Common Stock:
Basic	$0.29	$0.24	$0.61	$0.45
Diluted	$0.29	$0.24	$0.61	$0.45

Weighted-Average shares of Common Stock Outstanding:
Basic	136.3	39.5	79.5	39.5
Diluted	136.7	39.7	79.7	39.7
 See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

BELLRING BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in millions)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Net Earnings Including Redeemable Noncontrolling Interest	$39.1	$38.5	$82.3	$73.9
Hedging adjustments:
Reclassifications to net earnings	—	0.6	7.1	1.7
Foreign currency translation adjustments:
Unrealized foreign currency translation adjustments	(1.1)	0.3	(1.9)	0.3
Tax expense on other comprehensive income:
Reclassifications to net earnings	—	(0.1)	(0.4)	(0.1)
Total Other Comprehensive (Loss) Income Including Redeemable Noncontrolling Interest	(1.1)	0.8	4.8	1.9
Less: Comprehensive income attributable to redeemable noncontrolling interest	—	29.6	38.3	57.4
Total Comprehensive Income Available to Common Stockholders	$38.0	$9.7	$48.8	$18.4
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

BELLRING BRANDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions)

	June 30, 2022	September 30, 2021
ASSETS
Current Assets
Cash and cash equivalents	$34.7	$152.6
Receivables, net	148.8	103.9
Inventories	227.9	117.9
Prepaid expenses and other current assets	11.7	13.7
Total Current Assets	423.1	388.1
Property, net	8.3	8.9
Goodwill	65.9	65.9
Intangible assets, net	208.3	223.1
Other assets	9.5	10.5
Total Assets	$715.1	$696.5

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Current portion of long-term debt	$—	$116.3
Accounts payable	117.4	91.9
Other current liabilities	59.6	43.1
Total Current Liabilities	177.0	251.3
Long-term debt	914.2	481.2
Deferred income taxes	5.0	7.6
Other liabilities	8.5	21.9
Total Liabilities	1,104.7	762.0
Redeemable noncontrolling interest	—	2,997.3
Stockholders’ Deficit
Preferred stock	—	—
Common stock	1.4	0.4
Additional paid-in capital	4.0	—
Accumulated deficit	(389.3)	(3,059.7)
Accumulated other comprehensive loss	(3.3)	(3.5)
Treasury stock, at cost	(2.4)	—
Total Stockholders’ Deficit	(389.6)	(3,062.8)
Total Liabilities and Stockholders’ Deficit	$715.1	$696.5
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

BELLRING BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Nine Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities
Net earnings including redeemable noncontrolling interest	$82.3	$73.9
Adjustments to reconcile net earnings including redeemable noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	15.9	48.3
Loss on extinguishment and refinancing of debt, net	17.6	1.6
Non-cash stock-based compensation expense	6.8	3.4
Deferred income taxes	(1.2)	(2.3)
Other, net	0.1	2.0
Other changes in operating assets and liabilities:
Increase in receivables	(45.7)	(48.0)
(Increase) decrease in inventories	(111.3)	9.0
Decrease (increase) in prepaid expenses and other current assets	1.8	(1.7)
Decrease in other assets	1.7	1.9
Increase in accounts payable and other current liabilities	43.5	57.9
Decrease in non-current liabilities	(0.1)	(0.1)
Net Cash Provided by Operating Activities	11.4	145.9

Cash Flows from Investing Activities
Additions to property	(1.2)	(0.8)
Net Cash Used in Investing Activities	(1.2)	(0.8)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	109.0	20.0
Payment of merger consideration	(115.5)	—
Repayments of long-term debt	(634.9)	(105.0)
Purchases of treasury stock	(20.5)	—
Payments of debt issuance, extinguishment and refinancing costs and deferred financing fees	(11.9)	(1.6)
Distributions from (to) Post Holdings, Inc., net	547.2	(17.5)
Other, net	(1.1)	(0.9)
Net Cash Used in Financing Activities	(127.7)	(105.0)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(0.4)	0.6
Net (Decrease) Increase in Cash and Cash Equivalents	(117.9)	40.7
Cash and Cash Equivalents, Beginning of Year	152.6	48.7
Cash and Cash Equivalents, End of Period	$34.7	$89.4

Supplemental noncash information:
Debt issued to Post Holdings, Inc. in connection with Spin-off	$840.0	$—
 See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

BELLRING BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (Unaudited)
(in millions)

	As Of and For The Three Months Ended June 30,		As Of and For The Nine Months Ended June 30,
	2022	2021	2022	2021
Preferred Stock
Beginning and end of period	$—	$—	$—	$—
Common Stock
Beginning of period	1.4	0.4	0.4	0.4
Impact of Spin-off	—	—	1.0	—
End of period	1.4	0.4	1.4	0.4
Additional Paid-in Capital
Beginning of period	0.4	—	—	—
Activity under stock and deferred compensation plans	0.1	—	(0.9)	(0.8)
Non-cash stock-based compensation expense	3.5	1.2	6.8	3.4
Redemption value adjustment to redeemable noncontrolling interest	—	(1.2)	(1.9)	(2.6)
End of period	4.0	—	4.0	—
Accumulated Deficit
Beginning of period	(428.4)	(2,431.9)	(3,059.7)	(2,179.0)
Net earnings available to common stockholders	39.1	9.5	48.6	17.9
Distribution to Post Holdings, Inc.	—	(6.8)	(3.2)	(17.5)
Redemption value adjustment to redeemable noncontrolling interest	—	(722.7)	372.4	(973.3)
Impact of Spin-off	—	—	2,252.6	—
End of period	(389.3)	(3,151.9)	(389.3)	(3,151.9)
Accumulated Other Comprehensive Loss
Hedging Adjustments, net of tax
Beginning of period	—	(1.8)	(1.6)	(2.1)
Net change in hedges, net of tax	—	0.1	1.6	0.4
End of period	—	(1.7)	—	(1.7)
Foreign Currency Translation Adjustments
Beginning of period	(2.2)	(1.9)	(1.9)	(1.9)
Foreign currency translation adjustments	(1.1)	0.1	(1.4)	0.1
End of period	(3.3)	(1.8)	(3.3)	(1.8)
Treasury Stock
Beginning of period	—	—	—	—
Purchases of treasury stock	(2.4)	—	(20.5)	—
Impact of Spin-off	—	—	18.1	—
End of period	(2.4)	—	(2.4)	—
Total Stockholders’ Deficit	$(389.6)	$(3,155.0)	$(389.6)	$(3,155.0)
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
During the second quarter of fiscal 2022, Post completed its previously announced distribution of 80.1% of its ownership interest in BellRing Brands, Inc. (formally known as BellRing Distribution, LLC) (“BellRing”) to Post’s shareholders. On March 9, 2022, pursuant to the Transaction Agreement and Plan of Merger, dated as of October 26, 2021 (as amended by Amendment No. 1 to the Transaction Agreement and Plan of Merger, dated as of February 28, 2022, the “Transaction Agreement”), by and among Post, Old BellRing, BellRing and BellRing Merger Sub Corporation, a wholly-owned subsidiary of BellRing (“BellRing Merger Sub”), Post contributed its share of Old BellRing Class B common stock, $0.01 par value per share (“Old BellRing Class B Common Stock”), all of its BellRing LLC units and $550.4 of cash to BellRing (collectively, the “Contribution”) in exchange for certain limited liability company interests of BellRing (prior to the conversion of BellRing into a Delaware corporation) and the right to receive $840.0 in aggregate principal amount of BellRing’s 7.00% Senior Notes (as defined in Note 14).
On March 10, 2022, BellRing converted into a Delaware corporation and changed its name to “BellRing Brands, Inc.”, and Post distributed an aggregate of 78.1 million, or 80.1%, of its shares of BellRing common stock, par value $0.01 per share (“BellRing Common Stock”) to Post shareholders of record as of the close of business, Central Time, on February 25, 2022 (the “Record Date”) in a pro-rata distribution (the “Distribution”). Post shareholders received 1.267788 shares of BellRing Common Stock for every one share of Post common stock held as of the Record Date. No fractional shares of BellRing Common Stock were issued, and instead, cash in lieu of any fractional shares was paid to Post shareholders.
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
Immediately prior to the Spin-off, Post held 97.5 million BellRing LLC units, equal to 71.5% of the economic interest in BellRing LLC, and one share of Old BellRing Class B Common Stock, which represented 67% of the combined voting power of the common stock of Old BellRing. Subsequent to the Spin-off, Post owned 14.2% of the BellRing Common Stock, which did not represent a controlling interest in BellRing. The Company incurred separation-related expenses of $0.9 and $13.2 during the three and nine months ended June 30, 2022, respectively, in connection with the Spin-off. These expenses generally included third party costs for advisory services, fees charged by other service providers and government filing fees and were included in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations.

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
NOTE 2 — RECENTLY ISSUED AND ADOPTED ACCOUNTING STANDARDS
The Company has considered all new accounting pronouncements and has concluded there are no new pronouncements (other than those described below) that had or will have a material impact on the Company’s results of operations, comprehensive income, financial position, cash flows, stockholders’ equity or related disclosures based on current information.
Recently Adopted
In October 2021, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.” This ASU requires a company to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” as if the company had originated the contracts. The Company early adopted this ASU on October 1, 2021 on a prospective basis, as permitted by the ASU. The adoption of this ASU had no impact on the Company’s consolidated financial statements or related disclosures.
In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity,” which simplifies the accounting for convertible instruments by removing major separation models required under current GAAP. This ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company early adopted this ASU on October 1, 2021, using the modified retrospective approach. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements or related disclosures.
In March 2020 and January 2021, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” and ASU No. 2021-01, “Reference Rate Reform (Topic 848): Scope,” respectively (collectively, “Topic 848”). Topic 848 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by Topic 848 are effective for all entities as of March 12, 2020 through December 31, 2022. The Company adopted Topic 848 on October 1, 2021. The adoption of Topic 848 did not have and is not expected to have a material impact on the Company’s consolidated financial statements or related disclosures.
NOTE 3 — REVENUE
The following table presents net sales by product.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Shakes and other beverages	$295.7	$278.6	$786.7	$740.2
Powders	61.0	49.7	170.9	126.5
Nutrition bars	10.5	11.9	27.4	34.6
Other	3.4	2.4	7.3	5.8
Net Sales	$370.6	$342.6	$992.3	$907.1
NOTE 4 — RELATED PARTY TRANSACTIONS
Immediately prior to the Spin-off, Post held 97.5 million BellRing LLC units, equal to 71.5% of the economic interest in BellRing LLC, and one share of Old BellRing Class B Common Stock, which represented 67% of the combined voting power of the common stock of the Company. Subsequent to the Spin-off, and as of June 30, 2022, Post owned 14.2% of the BellRing Common Stock. As such, both prior to and subsequent to the Spin-off, transactions with Post were considered related party transactions.
The Company sells certain products to, purchases certain products from and licenses certain intellectual property to and from Post and its subsidiaries based upon pricing governed by agreements between the Company and Post and its subsidiaries, consistent with pricing of similar arm's-length transactions. During each of the three and nine months ended June 30, 2022 and 2021, net sales to, purchases from and royalties paid to and received from Post and its subsidiaries were immaterial.
The Company has a series of agreements with Post which are intended to govern the ongoing relationship between the Company and Post. Prior to the Spin-off, these agreements included the amended and restated limited liability company agreement of BellRing LLC (the “BellRing LLC Agreement”), an employee matters agreement, an investor rights agreement, a tax matters agreement, a tax receivable agreement and a master services agreement, among others. In connection with the Spin-off, the Company and Post amended and restated the master services agreement (the “MSA”) and the employee matters agreement and entered into a new tax matters agreement (the “Tax Matters Agreement”). The previous investor rights agreement between the Company and Post was terminated, and the Company and Post entered into a new registration rights agreement. Under certain of these agreements, the Company incurs expenses payable to Post in connection with certain administrative services provided for varying lengths of time. The Company had immaterial receivables with Post at both June 30, 2022 and September 30, 2021 related to sales with Post and its subsidiaries. The Company had $2.3 and $2.2 of payables with Post at June 30, 2022 and September 30, 2021, respectively, related to MSA fees and pass-through charges owed by the Company to Post, as well as related party purchases, which were recorded in “Accounts payable,” on the Condensed Consolidated Balance Sheets.
The MSA
The Company uses certain functions and services performed by Post under the MSA. These functions and services include finance, internal audit, treasury, information technology support, insurance and tax matters, the use of office and/or data center space, payroll processing services and tax compliance services. Prior to the Spin-off, Post also provided legal services to the Company. The MSA was amended and restated upon completion of the Spin-off to provide for similar services following the Spin-off and such other services as BellRing and Post may agree. For the three and nine months ended June 30, 2022, MSA fees were $1.4 and $3.2, respectively. For the three and nine months ended June 30, 2021, MSA fees were $0.6 and $1.7, respectively. MSA fees were reported in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations.
Stock Based Compensation
Prior to the Spin-off, the Company incurred pass-through charges from Post relating to stock-based compensation for employees participating in Post’s stock-based compensation plans. There were no material pass-through charges incurred subsequent to the Spin-off. For the nine months ended June 30, 2022, stock-based compensation expense related to Post’s stock-based compensation plans was $0.9. For the three and nine months ended June 30, 2021, stock-based compensation expense related to Post’s stock-based compensation plans was $0.6 and $2.0, respectively. Stock-based compensation expense was reported in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations.
Tax Agreements
Prior to the Spin-off, BellRing LLC made payments to Post related to quarterly tax distributions and state corporate tax withholdings made pursuant to the terms of the BellRing LLC Agreement. During the nine months ended June 30, 2022, BellRing LLC paid $3.2 to Post related to quarterly tax distributions and had immaterial payments for state corporate tax withholdings on behalf of Post. During the nine months ended June 30, 2021, BellRing LLC paid $15.7 to Post related to quarterly tax distributions and $1.8 for state corporate tax withholdings on behalf of Post.
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
Amounts payable to Post related to the tax receivable agreement of $0.4 were recorded in “Accounts Payable” on the Condensed Consolidated Balance Sheet at June 30, 2022. Amounts payable to Post related to the tax receivable agreement of $0.3 and $10.2 were recorded in “Accounts Payable” and “Other liabilities,” respectively, on the Condensed Consolidated Balance Sheet at September 30, 2021.
In connection with and upon completion of the Spin-off, the Company entered into the Tax Matters Agreement by and among Post, BellRing and Old BellRing. The Tax Matters Agreement (i) governs the parties’ respective rights, responsibilities and obligations with respect to taxes, including taxes arising in the ordinary course of business and taxes, if any, that may be incurred if the Distribution fails to qualify for its intended tax treatment, (ii) addresses U.S. federal, state, local and non-U.S. tax matters and (iii) sets forth the respective obligations of the parties with respect to the filing of tax returns, the administration of tax contests and assistance and cooperation on tax matters.
Pursuant to the Tax Matters Agreement, BellRing is expected to indemnify Post for (i) all taxes for which BellRing is responsible (as described in the Tax Matters Agreement) and (ii) all taxes incurred by reason of certain actions or events, or by reason of any breach by BellRing or any of its subsidiaries of any of their respective representations, warranties or covenants under the Tax Matters Agreement that, in each case, affect the intended tax-free treatment of the Spin-off. Additionally, Post is expected to indemnify BellRing for the (i) taxes for which Post is responsible (as described in the Tax Matters Agreement) and (ii) taxes attributable to a failure of the Spin-off to qualify as tax-free, to the extent incurred by any action or failure to take any action within the control of Post. There were no amounts paid under the Tax Matters Agreement during the nine months ended June 30, 2022.
Contract Manufacturing Arrangement
In the first quarter of fiscal 2022, Premier Nutrition Company, LLC (“Premier Nutrition”), a subsidiary of the Company, and Michael Foods, Inc. (“MFI”), a subsidiary of Post, entered into a reimbursement agreement relating to MFI’s acquisition and development of property intended to be used as an aseptic processing plant to produce RTD shakes for Premier Nutrition (such agreement, the “Reimbursement Agreement” and such arrangement to produce RTD shakes for Premier Nutrition, the “Co-Man Arrangement”). Pursuant to the Reimbursement Agreement, prior to the execution of a definitive agreement governing the Co-Man Arrangement, Premier Nutrition will indemnify MFI for certain costs and expenses incurred in the acquisition and development of property for the Co-Man Arrangement. For the three and nine months ended June 30, 2022, Premier Nutrition did not reimburse MFI for any amounts under the Reimbursement Agreement.
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
Post’s ownership of BellRing LLC units prior to the Spin-off represented a NCI to the Company, which was classified outside of permanent stockholders’ equity as the BellRing LLC units were redeemable at the option of Post, through Post’s ownership of its share of Old BellRing Class B Common Stock (see Note 1). The carrying amount of the NCI was the greater of (i) the initial carrying amount, increased or decreased for the NCI’s share of net income or loss, other comprehensive income or loss (“OCI”) and distributions or dividends or (ii) the redemption value. As of September 30, 2021, the carrying amount of the NCI was recorded at its redemption value of $2,997.3. Changes in the redemption value of the NCI were recorded to “Additional paid-in capital”, to the extent available, and “Accumulated deficit” on the Condensed Consolidated Balance Sheets.
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
Immediately following the Spin-off, and as of June 30, 2022, Post owned 14.2% of the BellRing Common Stock, which did not represent a controlling interest in the Company. As a result of the Spin-off, the carrying amount of the NCI was reduced to zero immediately following the Spin-off.
The following table summarizes the changes to the Company’s NCI prior to the Spin-off. There were no changes to the Company’s NCI for the three months ended June 30, 2022 as the carrying amount of the NCI was reduced to zero immediately following the Spin-off on March 10, 2022.

	As Of and For The Three Months Ended June 30,		As Of and For The Nine Months Ended June 30,
	2022	2021	2022	2021
Beginning of period	$—	$2,301.4	$2,997.3	$2,021.6
Net earnings attributable to NCI	—	29.0	33.7	56.0
Net change in hedges, net of tax	—	0.4	5.1	1.2
Foreign currency translation adjustments	—	0.2	(0.5)	0.2
Redemption value adjustment to NCI	—	723.9	(370.5)	975.9
Impact of Spin-off	—	—	(2,665.1)	—
End of period	$—	$3,054.9	$—	$3,054.9
The following table summarizes the effects of changes in NCI on the Company’s equity prior to the Spin-off. There were no transfers to or from NCI for the three months ended June 30, 2022 as the carrying amount of the NCI was reduced to zero immediately following the Spin-off on March 10, 2022.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Net earnings available to common stockholders	$39.1	$9.5	$48.6	$17.9
Transfers to (from) NCI:
Changes in equity as a result of redemption value adjustment to NCI	—	723.9	(370.5)	975.9
Increase in equity as a result of the Spin-off	—	—	(2,665.1)	—
Changes from net earnings available to common stockholders and transfers to (from) NCI	$39.1	$733.4	$(2,987.0)	$993.8
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
The effective income tax rate was 24.2% and 18.4% for the three and nine months ended June 30, 2022, respectively, and 8.1% and 7.3% for the three and nine months ended June 30, 2021, respectively. The increase in the effective income tax rate compared to the prior periods was primarily due to (i) the Company reporting 100% of the income, gain, loss and deduction of BellRing LLC in the periods subsequent to the Spin-off. and (ii) during the nine months ended June 30, 2022, certain separation-related expenses incurred in connection with the Spin-off that were treated as non-deductible.
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
The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Net earnings available to common stockholders for basic earnings per share	$39.1	$9.5	$48.6	$17.9
Dilutive impact of net earnings attributable to NCI	—	0.1	—	0.1
Net earnings available to common stockholders for diluted earnings per share	$39.1	$9.6	$48.6	$18.0

shares in millions
Weighted-average shares for basic earnings per share	136.3	39.5	79.5	39.5
Total dilutive restricted stock units	0.4	0.2	0.2	0.2
Weighted-average shares for diluted earnings per share	136.7	39.7	79.7	39.7

Basic earnings per share of Common Stock	$0.29	$0.24	$0.61	$0.45
Diluted earnings per share of Common Stock	$0.29	$0.24	$0.61	$0.45
Weighted-average shares for diluted earnings per share excluded equity awards of zero and 0.1 million for the three and nine months ended June 30, 2022, respectively, and zero and 0.2 million for the three and nine months ended June 30, 2021, respectively, as they were anti-dilutive.

NOTE 8 — INVENTORIES

	June 30, 2022	September 30, 2021
Raw materials and supplies	$68.4	$34.0
Work in process	0.1	0.1
Finished products	159.4	83.8
Inventories	$227.9	$117.9
NOTE 9 — PROPERTY, NET

	June 30, 2022	September 30, 2021
Property, at cost	$21.6	$21.6
Accumulated depreciation	(13.3)	(12.7)
Property, net	$8.3	$8.9
NOTE 10 — GOODWILL
The components of “Goodwill” on the Condensed Consolidated Balance Sheets at both June 30, 2022 and September 30, 2021 are presented in the following table.

Goodwill, gross	$180.7
Accumulated impairment losses	(114.8)
Goodwill	$65.9
NOTE 11 — INTANGIBLE ASSETS, NET
Total intangible assets are as follows:

	June 30, 2022			September 30, 2021
	Carrying Amount	Accumulated Amortization	Net Amount	Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	$178.5	$(82.6)	$95.9	$178.6	$(75.3)	$103.3
Trademarks and brands	195.1	(82.7)	112.4	195.1	(75.3)	119.8
Other intangible assets	3.1	(3.1)	—	3.1	(3.1)	—
Intangible assets, net	$376.7	$(168.4)	$208.3	$376.8	$(153.7)	$223.1
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
The following table presents the balance sheet location and fair value of the Company’s derivative instruments on a gross basis at September 30, 2021. The Company does not offset derivative assets and liabilities within the Condensed Consolidated Balance Sheets. The Company held no material derivative instruments at June 30, 2022.

September 30, 2021
Other current liabilities	$4.7
Other liabilities	1.1
Total liabilities	$5.8
The following table presents the effects of the Company’s interest rate swaps on the Condensed Consolidated Statements of Operations and the net cash settlements paid on interest rate swaps. The Company held no interest rate swaps during the three months ended June 30, 2022.

	Statement of Operations Location	Three Months Ended June 30,		Nine Months Ended June 30,
Hedging Activity		2022	2021	2022	2021
Mark-to-market adjustments	Interest expense, net	$—	$0.1	$(2.3)	$—
Net loss reclassified from accumulated OCI	Interest expense, net	—	0.6	1.0	1.7
Net loss reclassified from accumulated OCI	Loss on extinguishment and refinancing of debt, net	—	—	6.1	—
Tax benefit reclassified from accumulated OCI	Income tax expense	—	(0.1)	(0.4)	(0.1)
Total net hedging losses, net of tax		$—	$0.6	$4.4	$1.6

Cash settlements paid, net		$—	$(1.2)	$(2.0)	$(3.6)
NOTE 13 — FAIR VALUE MEASUREMENTS
The following table represents the Company’s liabilities and NCI measured at fair value on a recurring basis and the basis for that measurement according to the levels in the fair value hierarchy in Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurement.” As of June 30, 2022, the Company had no material derivative liabilities and no NCI.

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
The Company’s financial assets and liabilities include cash and cash equivalents, receivables and accounts payable for which the carrying value approximates fair value due to their short maturities (less than 12 months). The Company does not record its current portion of long-term debt or long-term debt at fair value on the Condensed Consolidated Balance Sheets. The fair value of outstanding borrowings under the Revolving Credit Facility (as defined in Note 14) as of June 30, 2022 approximated its carrying value. Based on current market rates, the fair value (Level 2) of the Company’s debt, excluding any borrowings under its revolving credit facilities, was $793.6 and $613.8 as of June 30, 2022 and September 30, 2021, respectively.
Certain assets and liabilities, including property, plant and equipment, goodwill and other intangible assets, are measured at fair value on a non-recurring basis.
NOTE 14 — LONG-TERM DEBT
The following table presents the components of “Long-term debt” on the Condensed Consolidated Balance Sheets.

	June 30, 2022	September 30, 2021
7.00% Senior Notes maturing in March 2030	$840.0	$—
Term B Facility	—	609.9
Revolving credit facilities	84.0	—
Total principal amount of debt	924.0	609.9
Less: Current portion of long-term debt	—	116.3
Debt issuance costs, net	9.8	4.7
Unamortized discount	—	7.7
Long-term debt	$914.2	$481.2
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
The 7.00% Senior Notes were issued at par, and the Company incurred debt issuance costs of $10.2, which were deferred and are being amortized to interest expense over the term of the 7.00% Senior Notes. Interest payments are due semi-annually each March 15 and September 15, beginning on September 15, 2022. The 7.00% Senior Notes are senior unsecured obligations of BellRing and are guaranteed by BellRing’s existing and subsequently acquired or organized direct and indirect domestic subsidiaries (other than immaterial subsidiaries and certain excluded subsidiaries). The maturity date of the 7.00% Senior Notes is March 15, 2030.
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
Borrowings under the Revolving Credit Facility bear interest at an annual rate equal to: (i) in the case of loans denominated in U.S. Dollars, at the Company’s option, the base rate (as defined in the Credit Agreement) plus a margin which was initially 2.00% and thereafter will range from 2.00% to 2.75% depending on the Company’s secured net leverage ratio (as defined in the Credit Agreement), or the adjusted term SOFR rate (as defined in the Credit Agreement) for the applicable interest period plus a margin which was initially 3.00% and thereafter will range from 3.00% to 3.75% depending on the Company’s secured net leverage ratio; (ii) in the case of loans denominated in Euros, the adjusted Eurodollar rate (as defined in the Credit Agreement) for the applicable interest period plus a margin which was initially 3.00% and thereafter will range from 3.00% to 3.75% depending on the Company’s secured net leverage ratio; and (iii) in the case of loans denominated in U.K. Pounds Sterling, the adjusted daily simple risk-free rate (as defined in the Credit Agreement) plus a margin which was initially 3.00% and thereafter will range from 3.00% to 3.75% depending on the Company’s secured net leverage ratio. Facility fees on the daily unused amount of commitments under the Revolving Credit Facility were initially accrued at the rate of 0.25% per annum, and thereafter, depending on the Company’s secured net leverage ratio, will accrue at rates ranging from 0.25% to 0.375% per annum.

The Company incurred $1.5 of financing fees in connection with the Revolving Credit Facility, which were deferred and are being amortized to interest expense over the term of the Revolving Credit Facility. During the nine months ended June 30, 2022, the Company borrowed $109.0 under the Revolving Credit Facility and repaid $25.0 under the Revolving Credit Facility. The available borrowing capacity under the Revolving Credit Facility was $166.0 as of June 30, 2022. There were no outstanding letters of credit as of June 30, 2022.
Under the terms of the Credit Agreement, BellRing is required to comply with a financial covenant requiring it to maintain a total net leverage ratio (as defined in the Credit Agreement) not to exceed 6.00 to 1.00, measured as of the last day of each fiscal quarter, beginning with the fiscal quarter ending June 30, 2022. The total net leverage ratio of the Company did not exceed this threshold as of June 30, 2022.
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
On February 26, 2021, BellRing LLC entered into a second amendment to the Old Credit Agreement (the “Amendment”). The Amendment provided for the refinancing of the Term B Facility on substantially the same terms as in effect prior to the Amendment, except that it (i) reduced the interest rate margin by 100 basis points resulting in (A) for Eurodollar rate loans, an interest rate of the Eurodollar rate plus a margin of 4.00% and (B) for base rate loans, an interest rate of the base rate plus a margin of 3.00%, (ii) reduced the floor for the Eurodollar rate to 0.75%, (iii) modified the Old Credit Agreement to address the anticipated unavailability of LIBOR as a reference interest rate and (iv) provided that if on or before August 26, 2021 BellRing LLC repaid the Term B Facility in whole or in part with the proceeds of new or replacement debt at a lower effective interest rate, or further amended the Old Credit Agreement to reduce the effective interest rate applicable to the Term B Facility, BellRing LLC would have paid a 1.00% premium on the amount repaid or subject to the interest rate reduction. BellRing LLC did not repay the Term B Facility or further amend the Old Credit Agreement on or before August 26, 2021. In connection with the Amendment, BellRing LLC paid debt refinancing fees of $0.1 and $1.6 in the three and nine months ended June 30, 2021, which were included in “Loss on extinguishment and refinancing of debt, net” on the Condensed Consolidated Statements of Operations.
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
On March 10, 2022, with certain of the proceeds from the debt financing transactions described above, BellRing LLC repaid the aggregate outstanding principal balance of $519.8 on its Term B Facility and terminated all obligations and commitments under the Old Credit Agreement. The Company recorded a loss of $17.6 in the second quarter of fiscal 2022, which was included in “Loss on extinguishment and refinancing of debt, net” in the Condensed Consolidated Statements of Operations. This loss included (i) a $6.9 write-off of unamortized discounts and debt extinguishment fees, (ii) a $6.1 write-off of unamortized net hedging losses recorded within accumulated OCI related to the Term B Facility (see Note 12) and (iii) a $4.6 write-off of debt issuance costs and deferred financing fees. Following the termination of the Old Credit Agreement, BellRing LLC and the guarantors had no further obligations under the Old Credit Agreement and the related guarantees.

The Term B Facility required quarterly scheduled amortization payments of $8.75 which began on March 31, 2020, with the balance to be paid at maturity on October 21, 2024. Interest was paid on each Interest Payment Date (as defined in the Old Credit Agreement) during the periods prior to the termination of the Old Credit Agreement. The Term B Facility contained customary mandatory prepayment provisions, including provisions for mandatory prepayment (a) from the net cash proceeds of certain asset sales and (b) of 75% of consolidated excess cash flow (as defined in the Old Credit Agreement) (which percentage would have been reduced to 50% if the secured net leverage ratio (as defined in the Old Credit Agreement) was less than or equal to 3.35:1.00 as of a fiscal year end). The interest rate on the Term B Facility was 4.75% as of September 30, 2021. During the nine months ended June 30, 2022 and prior to the termination of the Old Credit Agreement, the Company repaid $81.4 on its Term B Facility as a mandatory prepayment from fiscal 2021 excess cash flow, which was in addition to the scheduled amortization payments. During the nine months ended June 30, 2021, the Company repaid $28.8 on its Term B Facility as a mandatory prepayment from fiscal 2020 excess cash flow, which was in addition to the scheduled amortization payments
Borrowings under the Old Revolving Credit Facility bore interest, at the option of BellRing LLC, at an annual rate equal to either the Eurodollar rate or the base rate (determined as described above) plus a margin, which was determined by reference to the secured net leverage ratio, with the applicable margin for Eurodollar rate-based loans and base rate-based loans being (i) 4.25% and 3.25%, respectively, if the secured net leverage ratio was greater than or equal to 3.50:1.00, (ii) 4.00% and 3.00%, respectively, if the secured net leverage ratio was less than 3.50:1.00 and greater than or equal to 2.50:1.00 or (iii) 3.75% and 2.75%, respectively, if the secured net leverage ratio was less than 2.50:1.00. Facility fees on the daily unused amount of commitments under the Old Revolving Credit Facility accrued at rates ranging from 0.25% to 0.50% per annum depending on BellRing LLC’s secured net leverage ratio. There were no amounts drawn under the Old Revolving Credit Facility as of September 30, 2021.
During the nine months ended June 30, 2021, BellRing LLC borrowed $20.0 under the Old Revolving Credit Facility and repaid $50.0 on the Old Revolving Credit Facility. There were no borrowings under or repayments on the Old Revolving Credit Facility during the nine months ended June 30, 2022 prior to the Spin-off. The available borrowing capacity under the Old Revolving Credit Facility was $200.0 as of September 30, 2021. There were no outstanding letters of credit as of September 30, 2021.
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
In 2016 and 2017, the lead plaintiff’s counsel in the California Federal Class Lawsuit filed ten additional class action complaints in the U.S. District Court for the Northern District of California on behalf of putative classes of consumers under the laws of Connecticut, Florida, Illinois, New Jersey, New Mexico, New York, Maryland, Massachusetts, Michigan and Pennsylvania. These additional complaints contain factual allegations similar to the California Federal Class Lawsuit, also seeking monetary damages and injunctive relief. The action on behalf of New Jersey consumers was voluntarily dismissed. Trial in the action on behalf of consumers in New York was held beginning in May 2022, and the jury delivered its verdict in favor of plaintiffs in June 2022, but the Court has not yet entered a judgment in the case.
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
In September 2020, the same lead counsel filed another class action complaint against Premier Nutrition in California Superior Court for the County of Alameda, alleging identical claims and seeking restitution and injunctive relief on behalf of the same putative class of California consumers as the California Federal Class Lawsuit. Following the Court’s denial of Premier Nutrition’s motion to preliminarily enjoin this complaint under the doctrine of res judicata, Premier Nutrition appealed to the Ninth Circuit.

The Company continues to vigorously defend these cases and intends to appeal any adverse judgments and awards of damages. The Company does not believe that the ultimate resolution of these cases will have a material adverse effect on its financial condition, results of operations or cash flows.
Other than legal fees, no expense related to this litigation was incurred during the three or nine months ended June 30, 2022 or 2021. At both June 30, 2022 and September 30, 2021, the Company had accrued $8.5 related to these matters that was included in “Other current liabilities” on the Condensed Consolidated Balance Sheets.
Other
Subsequent to June 30, 2022, a voluntary product recall was initiated by one of the Company’s contract manufacturers which produces RTD shakes for Premier Nutrition. The recall was for products produced from April 1, 2022 to July 15, 2022 at one of the contract manufacturer’s facilities. The Company is currently assessing the impact of the recall and does not believe it will have a material adverse effect on its financial condition, results of operations or cash flows.
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
NOTE 16 — STOCKHOLDERS’ DEFICIT
In connection with the Spin-off, 97.5 million shares of BellRing Common Stock were issued to Post, of which 78.1 million were distributed by Post to its shareholders in the Distribution, and 38.9 million shares of Old BellRing Class A Common Stock that were outstanding immediately prior to the Merger were converted into 38.9 million shares of BellRing Common Stock (see Note 1). As of June 30, 2022, the Company had 136.4 million and 136.3 million shares of BellRing Common Stock issued and outstanding, respectively. As of September 30, 2021, the Company had 39.5 million shares of Old BellRing Class A Common Stock issued and outstanding.
On May 23, 2022, the Company’s Board of Directors approved a $50.0 share repurchase authorization with respect to the shares of BellRing Common Stock. The Company’s prior share repurchase authorization for Old BellRing Class A Common Stock was no longer applicable subsequent to the Spin-off.
The following table summarizes the Company’s repurchases of BellRing Common Stock subsequent to the Spin-off.

	Three Months Ended June 30, 2022	Nine Months Ended June 30, 2022
Shares repurchased (in millions)	0.1	0.1
Average price per share including broker’s commissions	$22.96	$22.96
Total cost including broker’s commissions	$2.4	$2.4
The following table summarizes the Company’s repurchases of Old BellRing Class A Common Stock prior to the Spin-off. There were no repurchases of Old BellRing Class A Common Stock by the Company during the three months ended June 30, 2022 or the three and nine months ended June 30, 2021.

Nine Months Ended June 30, 2022
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
The equity award adjustments had an immaterial impact on the Company’s Statements of Operations for the three and nine months ended June 30, 2022.

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
During the second quarter of fiscal 2022, Post completed its previously announced distribution of 80.1% of its ownership interest in BellRing to Post’s shareholders. On March 9, 2022, pursuant to the Transaction Agreement and Plan of Merger, dated as of October 26, 2021 (as amended by Amendment No. 1 to the Transaction Agreement and Plan of Merger, dated as of February 28, 2022, the “Transaction Agreement”), by and among Post, Old BellRing, BellRing and BellRing Merger Sub Corporation, a wholly-owned subsidiary of BellRing (“BellRing Merger Sub”), Post contributed its share of Old BellRing Class B common stock, $0.01 par value per share (“Old BellRing Class B Common Stock”), all of its BellRing LLC units and $550.4 million of cash to BellRing (collectively, the “Contribution”) in exchange for certain limited liability company interests of BellRing (prior to the conversion of BellRing into a Delaware corporation) and the right to receive $840.0 million in aggregate principal amount of BellRing’s 7.00% senior notes maturing in 2030 (the “7.00% Senior Notes”).
On March 10, 2022, BellRing converted into a Delaware corporation and changed its name to “BellRing Brands, Inc.”, and Post distributed an aggregate of 78.1 million, or 80.1%, of its shares of BellRing common stock, par value $0.01 per share (“BellRing Common Stock”) to Post shareholders of record as of the close of business, Central Time, on February 25, 2022 (the “Record Date”) in a pro-rata distribution (the “Distribution”). Post shareholders received 1.267788 shares of BellRing Common Stock for every one share of Post common stock held as of the Record Date. No fractional shares of BellRing Common Stock were issued, and instead, cash in lieu of any fractional shares was paid to Post shareholders.
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
Immediately prior to the Spin-off, Post held 97.5 million BellRing LLC units, equal to 71.5% of the economic interest in BellRing LLC, and one share of Old BellRing Class B Common Stock, which represented 67% of the combined voting power of the common stock of Old BellRing. Subsequent to the Spin-off, Post owned 14.2% of the BellRing Common Stock, which did not represent a controlling interest in BellRing. BellRing incurred separation-related expenses of $0.9 million and $13.2 million during the three and nine months ended June 30, 2022, respectively, in connection with the Spin-off. These expenses generally included third party costs for advisory services, fees charged by other service providers and government filing fees and were included in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations.

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
As the overall economy continues to recover from the impact of the COVID-19 pandemic, input and freight inflation and labor and input availability are pressuring our supply chain. Lower than anticipated production and delays in capacity expansion across the broader third party contract manufacturer network have resulted in low shake inventory volumes and missed sales. Service levels and fill rates remain below normal levels, and certain products have been placed on allocation. These factors are improving but expected to persist throughout fiscal 2022 and into fiscal 2023 and are dependent upon our contract manufacturer partners’ ability to deliver committed volumes, add capacity on expected timelines, retain manufacturing staff and rebuild inventory levels. Raw material, packaging and freight inflation has been widespread, rapid and significant, and has put downward pressure on profit margins. As a result, we have taken pricing actions on nearly all products. For additional discussion, refer to “Liquidity and Capital Resources” and “Cautionary Statement on Forward-Looking Statements” within this section, as well as “Risk Factors” in Item 1A of Part II of this report.
RESULTS OF OPERATIONS

	Three Months Ended June 30,				Nine Months Ended June 30,
			favorable/(unfavorable)				favorable/(unfavorable)
dollars in millions	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Net Sales	$370.6	$342.6	$28.0	8%	$992.3	$907.1	$85.2	9%

Operating Profit	$67.5	$51.5	$16.0	31%	$151.3	$114.9	$36.4	32%
Interest expense, net	15.9	9.5	(6.4)	(67)%	32.8	33.6	0.8	2%
Loss on extinguishment and refinancing of debt, net	—	0.1	0.1	100%	17.6	1.6	(16.0)	(1,000)%
Income tax expense	12.5	3.4	(9.1)	(268)%	18.6	5.8	(12.8)	(221)%
Less: Net earnings attributable to redeemable noncontrolling interest	—	29.0	29.0	100%	33.7	56.0	22.3	40%
Net Earnings Available to Common Stockholders	$39.1	$9.5	$29.6	312%	$48.6	$17.9	$30.7	172%
Net Sales
Net sales increased $28.0 million, or 8%, during the three months ended June 30, 2022, compared to the prior year period. Sales of Premier Protein products were up $20.8 million, or 7%, driven by higher average net selling prices. Average net selling prices increased in the three months ended June 30, 2022 due to targeted price increases and decreased promotional spending. These positive impacts were partially offset by volume decreases of 9%, which were primarily the result of supply constraints and reduced demand-driving activity. Sales of Dymatize products were up $7.3 million, or 17%, driven by higher average net selling prices. Average net selling prices increased in the three months ended June 30, 2022 due to targeted price increases and favorable product mix. These positive impacts were partially offset by volume decreases of 28%, which were driven by elasticities due to inflation-driven price increases, reduction in trade inventory and lapping prior year promotional activities. Sales of all other products were down $0.1 million.

Net sales increased $85.2 million, or 9%, during the nine months ended June 30, 2022, compared to the prior year period. Sales of Premier Protein products were up $46.8 million, or 6%, driven by higher average net selling prices. Average net selling prices increased in the nine months ended June 30, 2022 due to decreased promotional spending and targeted price increases. These positive impacts were partially offset by volume decreases of 7%, which were primarily the result of supply constraints and reduced demand-driving activity. Sales of Dymatize products were up $39.9 million, or 36%, on flat volumes. Average net selling prices increased in the nine months ended June 30, 2022 due to targeted price increases and favorable mix. Sales of all other products were down $1.5 million.
Operating Profit
Operating profit increased $16.0 million, or 31%, during the three months ended June 30, 2022, compared to the prior year period. This increase was primarily driven by higher net sales, as previously discussed, and reduced advertising costs of $5.6 million. In addition, prior year operating profit was negatively impacted by $11.8 million of accelerated amortization related to the discontinuance of the Supreme Protein brand. These positive impacts were partially offset by higher net product costs of $39.5 million due to unfavorable raw material and freight costs.
Operating profit increased $36.4 million, or 32%, during the nine months ended June 30, 2022, compared to the prior year period. This increase was primarily driven by higher net sales, as previously discussed, and reduced advertising costs of $19.6 million. In addition, prior year operating profit was negatively impacted by $29.9 million of accelerated amortization related to the discontinuance of the Supreme Protein brand. These positive impacts were partially offset by higher net product costs of $107.3 million due to unfavorable raw material, freight and manufacturing costs and costs related to the separation from Post of $13.2 million.
Interest Expense, Net
Interest expense, net increased $6.4 million during the three months ended June 30, 2022, compared to the prior year period. This increase was primarily due to higher outstanding principal amounts of debt and a higher weighted-average interest rate compared to the prior year period. The weighted-average interest rate on our total outstanding debt increased to 6.7% for the three months ended June 30, 2022 from 4.8% for the three months ended June 30, 2021, driven by the issuance of our 7.00% Senior Notes during the second quarter of fiscal 2022.
Interest expense, net decreased $0.8 million during the nine months ended June 30, 2022, compared to the prior year period. This decrease was primarily due to increased net hedging gains (compared to losses in the prior year period) of $3.0 million recognized on interest rate swaps, partially offset by higher outstanding principal amounts of debt and a higher weighted-average interest rate compared to the prior year. The weighted-average interest rate on our total outstanding debt increased to 5.9% for the nine months ended June 30, 2022 from 5.5% for the nine months ended June 30, 2021, driven by the issuance of our 7.00% Senior Notes during the second quarter of fiscal 2022. See Notes 14 and 12 within “Notes to Condensed Consolidated Financial Statements” for additional information on our debt and interest rate swaps, respectively.
Loss on Extinguishment and Refinancing of Debt, net
During the nine months ended June 30, 2022, we recognized a $17.6 million loss related to the termination of our credit agreement entered into on October 21, 2019 (as subsequently amended, the “Old Credit Agreement”). This loss included (i) a $6.9 million write-off of unamortized discounts and debt extinguishment fees, (ii) a $6.1 million write-off of unamortized net hedging losses recorded within accumulated other comprehensive income or loss related to the Term B Facility and (iii) a $4.6 million write-off of debt issuance costs and deferred financing fees. There were no losses recognized during the three months ended June 30, 2022 related to the extinguishment or refinancing of debt.
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
Subsequent to the Spin-off, we reported 100% of the income, gain, loss and deduction of BellRing LLC for U.S. federal, state and local income tax purposes.

Our effective income tax rate was 24.2% and 18.4% for the three and nine months ended June 30, 2022, respectively, and 8.1% and 7.3% for the three and nine months ended June 30, 2021, respectively. The increase in the effective income tax rate compared to the prior periods was primarily due to (i) the Company reporting 100% of the income, gain, loss and deduction of BellRing LLC in the periods subsequent to the Spin-off. and (ii) during the nine months ended June 30, 2022, certain separation-related expenses incurred in connection with the Spin-off that were treated as non-deductible and (ii) the Company reporting 100% of the income, gain, loss and deduction of BellRing LLC in the periods subsequent to the Spin-off.
In accordance with Accounting Standards Codification (“ASC”) Topic 740, “Income Taxes,” we recorded income tax expense for interim periods using the estimated annual effective income tax rate for the full fiscal year adjusted for the impact of discrete items occurring during the interim periods.
LIQUIDITY AND CAPITAL RESOURCES
We expect to generate positive cash flows from operations and believe our cash on hand, cash flows from operations and possible future credit facilities will be sufficient to satisfy our future working capital requirements, research and development activities, debt repayments and other financing requirements for the foreseeable future. Our asset-light business model requires modest capital expenditures, with annual capital expenditures over the last three fiscal years averaging less than 1% of net sales. No significant capital expenditures are planned for the remainder of fiscal 2022. Our ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures and other business risk factors. If we are unable to generate sufficient cash flows from operations, or otherwise to comply with the terms of our credit facilities, we may be required to seek additional financing alternatives. Additionally, we may repurchase shares of our common stock. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
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
During the nine months ended June 30, 2022, we borrowed $109.0 million under the Revolving Credit Facility and repaid $25.0 million under the Revolving Credit Facility. The available borrowing capacity under the Revolving Credit Facility was $166.0 million as of June 30, 2022.
During the nine months ended June 30, 2022, prior to the Spin-Off, we repurchased 0.8 million shares of Old BellRing Class A Common Stock at an average share price of $23.36 per share for a total cost of $18.1 million, including broker’s commissions. In connection with the Spin-off, 0.8 million shares of Old BellRing Class A Common Stock held in treasury stock immediately prior to the Merger effective time were cancelled pursuant to the Transaction Agreement. On May 23, 2022, our Board of Directors approved a $50.0 million share repurchase authorization with respect to the shares of BellRing Common Stock. Our prior share repurchase authorization for Old BellRing Class A Common Stock was no longer applicable subsequent to the Spin-off. During the nine months ended June 30, 2022, subsequent to the Spin-off, we repurchased 0.1 million shares of BellRing Common Stock at an average share price of $22.96 per share for a total cost of $2.4 million, including broker’s commissions.

The following table shows select cash flow data, which is discussed below.

	Nine Months Ended June 30,
dollars in millions	2022	2021
Cash provided by (used in):
Operating activities	$11.4	$145.9
Investing activities	(1.2)	(0.8)
Financing activities	(127.7)	(105.0)
Effect of exchange rate changes on cash and cash equivalents	(0.4)	0.6
Net (decrease) increase in cash and cash equivalents	$(117.9)	$40.7
Operating Activities
Cash provided by operating activities for the nine months ended June 30, 2022 was $11.4 million compared to cash provided by operating activities of $145.9 million for the nine months ended June 30, 2021. This decrease was primarily driven by unfavorable working capital changes of $128.9 million, which were driven by an increase in inventory and fluctuations in the timing of purchases and payments of trade payables. Inventory increases were driven by input cost inflation, increased powder finished goods due to rebuilding inventory from supply-constrained levels at prior fiscal year end and increased raw material levels. Additionally, tax payments (net of refunds) increased by $10.9 million. These negative impacts were partially offset by a $17.3 million decrease in interest payments due to the shift in timing of interest payments related to the 7.00% Senior Notes as compared to the Term B Facility in the prior year period.
Investing Activities
Cash used in investing activities for the nine months ended June 30, 2022 increased $0.4 million compared to the corresponding period in the prior year resulting from an increase in capital expenditures.
Financing Activities
Nine months ended June 30, 2022
Cash used in financing activities for the nine months ended June 30, 2022 was $127.7 million. We repaid the outstanding principal balance of the Term B Facility of $609.9 million, repaid $25.0 million under the Revolving Credit Facility, and paid $115.5 million to Old BellRing Class A common stockholders pursuant to the Merger. In addition, we paid $11.9 million of debt issuance costs, debt extinguishment costs and deferred financing fees related to the issuance of the 7.00% Senior Notes and the Revolving Credit Facility, and paid $20.5 million, including broker’s commissions, for the repurchase of Common Stock. We received $550.4 million of cash from Post in connection with the Spin-off, which was partially offset by cash distributions to Post of $3.2 million related to quarterly tax distributions pursuant to BellRing LLC’s amended and restated limited liability company agreement prior to the Spin-off. Additionally, we borrowed $109.0 million under the Revolving Credit Facility.
Nine months ended June 30, 2021
Cash used in financing activities for the nine months ended June 30, 2021 was $105.0 million. BellRing LLC drew an aggregate of $20.0 million under BellRing LLC’s revolving credit facility under the Old Credit Agreement (the “Old Revolving Credit Facility”), repaid $55.0 million on the principal balance of the Term B Facility and repaid $50.0 million on the Old Revolving Credit Facility during the period. In addition, BellRing LLC had net cash distributions of $17.5 million to Post, which included tax distributions to Post pursuant to BellRing LLC’s amended and restated limited liability company agreement and state tax withholdings payments on behalf of Post.

Debt Covenants
The Credit Agreement contains customary affirmative and negative covenants for agreements of this type, including delivery of financial and other information; compliance with laws; maintenance of property; existence, insurance and books and records; inspection rights; obligation to provide collateral and guarantees by certain new subsidiaries; delivery of environmental reports; participation in an annual meeting with the agent and the lenders; further assurances; and limitations with respect to indebtedness, liens, fundamental changes, restrictive agreements, use of proceeds, amendments of organization documents, prepayments and amendments of certain indebtedness, dispositions of assets, acquisitions and other investments, sale leaseback transactions, changes in the nature of business, transactions with affiliates and dividends and redemptions or repurchases of stock. Under the terms of the Credit Agreement, we are also required to comply with a financial covenant requiring us to maintain a total net leverage ratio (as defined in the Credit Agreement) not to exceed 6.00 to 1.00, measured as of the last day of each fiscal quarter, beginning with the fiscal quarter ending June 30, 2022. We were in compliance with the financial covenant as of June 30, 2022, and we do not believe non-compliance is reasonably likely in the foreseeable future.
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
CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS
Forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, are made throughout this report, including statements regarding unanticipated developments that negatively impact the BellRing Common Stock. These forward-looking statements are sometimes identified from the use of forward-looking words such as “believe,” “should,” “could,” “potential,” “continue,” “expect,” “project,” “estimate,” “predict,” “anticipate,” “aim,” “intend,” “plan,” “forecast,” “target,” “is likely,” “will,” “can,” “may” or “would” or the negative of these terms or similar expressions elsewhere in this report. Our financial condition, results of operations and cash flows may differ materially from those in the forward-looking statements. Such statements are based on management’s current views and assumptions and involve risks and uncertainties that could affect expected results. Those risks and uncertainties include, but are not limited to, the following:
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
•our ability to hire and retain talented personnel, employee absenteeism, labor strikes, work stoppages or unionization efforts; and

•other risks and uncertainties included under “Risk Factors” in this report, in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2022, filed with the SEC on May 6, 2022, and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021, filed with the SEC on November 19, 2021.
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
Interest Rate Risk
Long-term debt
As of June 30, 2022, the Company had outstanding principal value of indebtedness of $840.0 million related to its 7.00% Senior Notes and an aggregate principal amount of $84.0 million outstanding under its Revolving Credit Facility. As of September 30, 2021, BellRing LLC had aggregate principal amounts of $609.9 million outstanding on its Term B Facility. There were no amounts drawn under the Old Revolving Credit Facility as of September 30, 2021. Borrowings under the Revolving Credit Facility bear, and borrowings under the Term B Facility and the Old Revolving Credit Facility bore, interest at variable rates.
As of June 30, 2022 and September 30, 2021, the fair value of the Company’s debt, excluding any borrowings under its revolving credit facilities, was $793.6 million and $613.8 million, respectively. Changes in interest rates impact fixed and variable rate debt differently. For fixed rate debt, a change in interest rates will only impact the fair value of the debt, whereas a change in the interest rates on variable rate debt will impact interest expense and cash flows. A hypothetical 10% decrease in interest rates would have increased the fair value of the fixed rate debt by approximately $13.9 million as of June 30, 2022. The Company did not have fixed rate debt as of September 30, 2021. Including the impact of interest rate swaps, a hypothetical 10% increase in interest rates would have had an immaterial impact on both interest expense and interest paid during each of the three and nine months ended June 30, 2022 and 2021. For additional information regarding the Company’s debt, see Note 14 within “Notes to Condensed Consolidated Financial Statements.”
Interest rate swaps
As of September 30, 2021, the Company had interest rate swaps with a notional value of $350.0 million. A hypothetical 10% adverse change in interest rates would have had an immaterial impact on the fair value of the interest rate swaps as of September 30, 2021. As of June 30, 2022, the Company did not hold any interest rate swaps. For additional information regarding the Company’s interest rate swap contracts, see Note 12 within “Notes to Condensed Consolidated Financial Statements.”

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
Changes in Internal Control Over Financial Reporting
There were no significant changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.    OTHER INFORMATION.
ITEM 1.    LEGAL PROCEEDINGS.
The information required under this Item 1 is set forth in Note 15 within “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 of this report, which is incorporated herein by reference. For disclosure of environmental proceedings with a governmental entity as a party pursuant to Item 103(c)(3)(iii) of Regulation S-K, the Company has elected to disclose matters where the Company reasonably believes such proceeding would result in monetary sanctions, exclusive of interest and costs, of $1.0 million or more. Applying this threshold, there are no such environmental proceedings to disclose for the three months ended June 30, 2022.
ITEM 1A.    RISK FACTORS.
In addition to the information set forth elsewhere in this Quarterly Report on Form 10-Q (the “Quarterly Report”), you should carefully consider the risk factors we previously disclosed in our Quarterly Report on Form 10-Q, filed with the United States Securities and Exchange Commission (the “SEC”) on May 6, 2022, as of and for the fiscal quarter ended March 31, 2022 (the “Second Quarter Report”) and in our Annual Report on Form 10-K, filed with the SEC on November 19, 2021, as of and for the year ended September 30, 2021 (the “Annual Report”). As of the date of this Quarterly Report, there have been no material changes to the risk factors previously disclosed in the Second Quarter Report or the Annual Report. These risks could materially and adversely affect our business, financial condition, results of operations and cash flows. The enumerated risks have been or may be heightened, or in some cases manifested, by the impacts of the COVID-19 pandemic and the ongoing conflict in Ukraine and are not the only risks we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business, financial condition, results of operations and cash flows.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table sets forth information with respect to repurchases of shares of BellRing Common Stock, $0.01 par value per share, during the three months ended June 30, 2022 and our BellRing Common Stock repurchases authorization.

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (a) (b)
April 1, 2022 - April 30, 2022	—	—	—	$0
May 1, 2022 - May 31, 2022	—	—	—	$50,000,000
June 1, 2022 - June 30, 2022	102,848	$22.94	102,848	$47,640,913
Total	102,848	$22.94	102,848	$47,640,913
(a)Does not include broker’s commissions.
(b)On May 23, 2022, the Company’s Board of Directors approved a $50,000,000 repurchase authorization with respect to shares of BellRing Common Stock (the “Authorization”). The Authorization was effective May 23, 2022 and expires on May 23, 2024. Repurchases may be made from time to time in the open market, private purchases, through forward, derivative, alternative, accelerated repurchase or automatic purchase transactions, or otherwise.

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

3.1	BellRing Brands, Inc. Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Second Form 8-K filed on March 10, 2022)
3.2	BellRing Brands, Inc. Bylaws (Incorporated by reference to Exhibit 3.2 to the Company’s Second Form 8-K filed on March 10, 2022)
*4.1
Indenture, dated March 10, 2022, by and among BellRing Brands, Inc. and Computershare Trust Company, N.A., as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Second Form 8-K filed on March 10, 2022)

4.2	Form of Note (Incorporated by reference to Exhibit 4.2 to the Company’s Second Form 8-K filed on March 10, 2022, which Exhibit 4.2 is referenced in Exhibit 4.1 to such filing)
31.1	Certification of Robert V. Vitale pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 5, 2022
31.2	Certification of Darcy H. Davenport pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 5, 2022
31.3	Certification of Paul A. Rode pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 5, 2022
32.1	Certification of Robert V. Vitale, Darcy H. Davenport and Paul A. Rode, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 5, 2022
101
Interactive Data File (Form 10-Q for the quarterly period ended June 30, 2022 filed in iXBRL (Inline eXtensible Business Reporting Language)). The financial information contained in the iXBRL-related documents is “unaudited” and “unreviewed.”

104	The cover page from the Company’s Form 10-Q for the quarterly period ended June 30, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101

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

BELLRING BRANDS, INC.
Date:	August 5, 2022	By:	/s/ Darcy H. Davenport
Darcy H. Davenport
President and Chief Executive Officer