Form 10-K
period 2022-09-30
BELLRING BRANDS, INC.
filed 2022-11-17
CIK 1772016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of March 31, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was $2,696,670,108
Number of shares of Common Stock, $0.01 par value outstanding as of November 14, 2022: 135,385,015

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant’s definitive proxy statement for its 2023 annual meeting of stockholders, to be filed with the Securities and Exchange Commission within 120 days after September 30, 2022, are incorporated by reference into Part III of this report.

i

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS
Forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are made throughout this report, including statements regarding unanticipated developments that negatively impact our common stock. These forward-looking statements are sometimes identified from the use of forward-looking words such as “believe,” “should,” “could,” “potential,” “continue,” “expect,” “project,” “estimate,” “predict,” “anticipate,” “aim,” “intend,” “plan,” “forecast,” “target,” “is likely,” “will,” “can,” “may” or “would” or the negative of these terms or similar expressions elsewhere in this report. Our financial condition, results of operations and cash flows may differ materially from those in the forward-looking statements. Such statements are based on management’s current views and assumptions and involve risks and uncertainties that could affect expected results. Those risks and uncertainties include, but are not limited to, the following:
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
•our dependence on a limited number of third party contract manufacturers for the manufacturing of most of our products, including one manufacturer for the majority of our RTD protein shakes;
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
•uncertain or unfavorable economic conditions that limit customer and consumer demand for our products or increase our costs;
•risks related to our ongoing relationship with Post Holdings, Inc. (“Post”) following our separation from Post and Post’s distribution of our stock to its shareholders (the “Spin-off”), including our obligations under various agreements with Post;

•conflicting interests or the appearance of conflicting interests resulting from certain of our directors also serving as officers or directors of Post;
•risks related to the previously completed Spin-off, including our inability to take certain actions because such actions could jeopardize the tax-free status of the Spin-off and our possible responsibility for United States (“U.S.”) federal tax liabilities related to the Spin-off;
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

SUMMARY OF RISK FACTORS

We are subject to a variety of risks and uncertainties, including industry and operating risks, financial and economic risks, legal and regulatory risks, risks related to our relationship with Post, risks related to ownership of our Common Stock and certain general risks, which could have a material adverse effect on our business, financial condition, results of operation and cash flows. Risks that we deem material are described in Item 1A, “Risk Factors” in this report. These risks include, but are not limited to, the following:
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
•We are currently dependent on a limited number of third party contract manufacturers for the manufacturing of most of our products, including one manufacturer for the majority of our RTD protein shakes. Our business could suffer if we do not continue to contract with key third party manufacturers or as a result of a third party contract manufacturer’s inability to produce our products for us in the quantities required, on time or to our specifications.
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
•Uncertain or unfavorable economic conditions, including during periods of high inflation and as a result of the COVID-19 pandemic, could limit consumer and customer demand for our products, increase our costs or otherwise adversely affect us.
•Our borrowing costs and access to capital and credit markets could be adversely affected by a downgrade or potential downgrade of our credit ratings.
•U.S. and global capital and credit market issues, including those that have arisen as a result of heightened inflation, could negatively affect our liquidity, increase our costs of borrowing and disrupt the operations of our suppliers and customers.
•Post’s interests may conflict with our interests and the interests of our other stockholders. Conflicts of interest or disputes between Post and us could be resolved in a manner unfavorable to us and our other stockholders.
•We have overlapping directors and management with Post, which may lead to conflicting interests or the appearance of conflicting interests.
•Our certificate of incorporation and bylaws and provisions of Delaware law may discourage or prevent strategic transactions, including a takeover of us, even if such transaction would be beneficial to our stockholders.
•We may be unable to take certain actions because such actions could jeopardize the tax-free status of the Spin-off, and such restrictions could be significant.
•We may be responsible for U.S. federal tax liabilities that relate to the Spin-off.
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

PART I
ITEM 1.    BUSINESS
General
BellRing Brands, Inc. (formerly known as BellRing Distribution, LLC) (“BellRing”) was formed in the State of Delaware on October 20, 2021 as a wholly-owned subsidiary of Post Holdings, Inc. (“Post”) for the purpose of effecting the separation of BellRing Intermediate Holdings, Inc. (formerly known as BellRing Brands, Inc.) (“Old BellRing”) from Post. Under a transaction agreement and plan of merger (the “Transaction Agreement”) that we entered into on October 26, 2021 and amended as of February 28, 2022, with Post, Old BellRing and our subsidiary BellRing Merger Sub Corporation (“Merger Sub”), Post distributed approximately 80.1% of its interest in us to Post’s shareholders and Merger Sub merged with and into Old BellRing, with Old BellRing surviving and becoming our subsidiary. On March 10, 2022, as a result of the completion of the transactions provided for under the Transaction Agreement (including the “Separation” and “Distribution”, each defined below), we became a new public holding company and the successor registrant to Old BellRing. In this report, we refer to the transactions undertaken pursuant to the Transaction Agreement as the “Spin-off.” The Spin-off is described in more detail below.
Our Company
We are a leader in the global convenient nutrition category, aiming to enhance the lives of our consumers by providing them with nutritious, great-tasting products they can enjoy throughout the day. Our primary brands, Premier Protein and Dymatize, target a broad range of consumers and compete in all major product forms, including ready-to-drink (“RTD”) protein shakes, other RTD beverages and powders. Our products are distributed across a diverse network of channels including club, food, drug and mass (“FDM”), eCommerce, specialty and convenience.
We have organically grown our net sales from $988.3 million in our year ended September 30, 2020 to $1,371.5 million in our year ended September 30, 2022. Over the same period, net earnings including redeemable noncontrolling interest increased from $100.1 million in our year ended September 30, 2020 to $116.0 million in our year ended September 30, 2022.
The Spin-off
Pursuant to the Transaction Agreement and in connection with a series of corporate separation transactions, on March 9, 2022, Post contributed to us (i) all of its nonvoting common units of BellRing Brands, LLC (“BellRing LLC”) and its sole outstanding share of Old BellRing’s Class B common stock, $0.01 par value per share (the “Old BellRing Class B Common Stock” and with Old BellRing’s Class A common stock, $0.01 par value per share (the “Old BellRing Class A Common Stock), collectively, the “Old BellRing Common Stock”)) and (ii) $550.4 million in cash, in exchange for Post’s right to receive $840.0 million in aggregate principal amount of our 7.00% Senior Notes due 2030 and limited liability company interests in us (prior to our conversion to a Delaware corporation, as described below).
On March 10, 2022, we converted into a Delaware corporation and changed our name to “BellRing Brands, Inc.”, and Post distributed an aggregate of 78.1 million, or 80.1%, of its shares of our common stock, $0.01 par value per share (the “BellRing Common Stock”) to its shareholders in a pro-rata distribution (the “Distribution”). Post shareholders received 1.267788 shares of BellRing Common Stock for every one share of Post common stock held as of the record date for the Distribution. No fractional shares of BellRing Common Stock were issued, and instead, cash in lieu of any fractional shares was paid to Post shareholders.
Also on March 10, 2022, upon completion of the Distribution, Merger Sub merged with and into Old BellRing (the “Merger”), with Old BellRing continuing as the surviving corporation and becoming our wholly-owned subsidiary. Under the Merger, each outstanding share of Old BellRing Class A Common Stock was converted into one share of BellRing Common Stock and $2.97 in cash, resulting in $115.5 million in total consideration paid to Old BellRing Class A common stockholders pursuant to the Merger.
As a result of the Spin-off, we became the new public parent company of, and successor issuer to, Old BellRing, and shares of our BellRing Common Stock were deemed to be registered under Section 12(b) of the Exchange Act, pursuant to Rule 12g-3(a) promulgated thereunder.
Immediately following the Spin-off, Post owned approximately 14.2% of BellRing Common Stock and the former holders of Old BellRing Class A Common Stock owned approximately 28.5% of BellRing Common Stock. As a result of the Spin-off, the dual class voting structure of Old BellRing was eliminated. As of September 30, 2022, Post owned approximately 3.4% of BellRing Common Stock.
Unless otherwise indicated or the context otherwise requires, all references in this report to “BellRing,” “we,” “our,” “us,” “the Company” and “our Company” refer to (1) Old BellRing and its consolidated subsidiaries during the periods prior to the completion of the Spin-off, including BellRing LLC, Premier Nutrition Company, LLC (“Premier Nutrition”), Dymatize Enterprises, LLC (“Dymatize”), Supreme Protein, LLC (“Supreme Protein), the PowerBar brand and Active Nutrition International GmbH (“Active Nutrition International”) and (2) us and our consolidated subsidiaries during the periods subsequent to the Spin-off, including, BellRing LLC, Premier Nutrition, Dymatize, Supreme Protein and Active Nutrition International, in each case, unless otherwise stated or the context otherwise indicates.
Our History prior to the Spin-off
Prior to completion of the Spin-off, and subsequent to Old BellRing’s initial public offering (the “Old BellRing IPO”), which was completed in October 2019, our subsidiary BellRing LLC was the holder of Post’s active nutrition business, which had been comprised of Premier Nutrition, Dymatize, the PowerBar brand and Active Nutrition International. The members of BellRing LLC were Post and Old BellRing. Old BellRing held the voting membership unit of BellRing LLC (which represented the power to appoint and remove the members of the board of managers of BellRing LLC and no economic interest). Post held one share of the Old BellRing Class B Common Stock, which represented 67% of the voting power of the common stock of Old BellRing, with the holders of Old BellRing Class A Common Stock holding 33% of the voting power. Immediately prior to completion of the Spin-off, Post owned 71.5% of the economic interests in BellRing LLC, and Old BellRing (and, indirectly, the holders of the Old BellRing Class A Common Stock) owned 28.5% of the economic interests in BellRing LLC. Old BellRing, as a holding company, had no material assets other than its ownership of BellRing LLC units and its indirect interests in the subsidiaries of BellRing LLC.
Post had acquired the businesses that comprised its active nutrition business in a series of transactions during 2013, 2014 and 2015. In its fiscal year ended September 30, 2013, Post acquired Premier Nutrition, which, at the time, was a marketer and distributor of high-quality protein shakes and nutrition bars under the Premier Protein brand and nutritional supplements under the Joint Juice brand. Premier Nutrition, Inc. was founded in 1997, and Joint Juice, Inc. was founded in 1999. In 2011, Joint Juice, Inc. acquired the Premier Protein brand and related assets from Premier Nutrition, Inc., and the resulting entity assumed the name Premier Nutrition Corporation. Effective September 30, 2019, Premier Nutrition Corporation converted to a limited liability company and changed its corporate name to Premier Nutrition Company, LLC.
In its fiscal year ended September 30, 2014, Post acquired Dymatize, which, at the time, was a manufacturer and marketer of high-quality protein powders and nutritional supplements under the Dymatize brand and nutrition bars under the Supreme Protein brand. Dymatize was founded in 1994 and purchased the Supreme Protein brand in 2012.
In its fiscal year ended September 30, 2015, Post acquired the PowerBar brand and Active Nutrition International (then known as Powerbar Europe GmbH). The PowerBar brand was founded in 1986.
Our Organizational Structure
As a result of the Spin-off:
•We became the new public parent company of, and successor issuer to, Old BellRing, and shares of our BellRing Common Stock were deemed to be registered under 12(b) of the Exchange Act, pursuant to Rule 12g-3(a) promulgated thereunder.
•Old BellRing is our wholly-owned subsidiary.
•As of September 30, 2022, all of our membership interests in BellRing LLC were contributed to Old BellRing such that Old BellRing is now the sole equity member of BellRing LLC.
Immediately following the Spin-off, Post owned 19,397,339 shares, or approximately 14.2%, of BellRing Common Stock. On August 11, 2022, Post disposed of 14,800,000 shares of BellRing Common Stock, which resulted in Post owning 4,597,339 shares, or approximately 3.4%, of BellRing Common Stock.
See “Risk Factors” included in Item 1A of this report and Notes 1 and 14 within “Notes to Consolidated Financial Statements” included in Part II, Item 8 of this report for more information about the Spin-off.
Our Industry
We operate in the global convenient nutrition category, a rapidly-growing and on-trend category within the food and beverage industry. The U.S. is our primary market and is the largest and most developed market in the world for our category. We believe the U.S. convenient nutrition category can be broken down into four key consumer need states as defined by our management: everyday nutrition, adult nutrition, sports nutrition and weight management.
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
Brand Overview
Our primary brands, based on fiscal 2022 sales, are Premier Protein and Dymatize. Together our brands cover the major product forms in the convenient nutrition category and appeal to a broad range of consumer need states. Our percentage of net sales by brand for our year ended September 30, 2022 were as follows: Premier Protein, 81.0%; Dymatize, 15.4%; and other, 3.6%.
Three product forms accounted for the substantial majority of our fiscal 2022 net sales. In our year ended September 30, 2022, RTD protein shakes and other RTD beverages were 79.0% of our net sales, powders were 17.7% of our net sales and nutrition bars were 2.6% of our net sales.
Premier Protein
Our largest brand, Premier Protein, is a leading mainstream, lifestyle brand. Premier Protein’s product portfolio consists of RTD protein shakes, refreshing protein beverages and protein powders. Premier Protein’s flagship RTD protein shakes are available in 14 flavors (including 3 seasonal flavors) and contain 30 grams of protein with only one gram of sugar and 160 calories. They are gluten- and soy-free, low fat and fortified with 24 vitamins and minerals. The brand’s Premier Protein with Oats shake line adds more balanced nutrition with 20 grams of protein plus 7 grams of fiber and can be enjoyed both hot and cold. Our RTD protein shakes are formulated to deliver great-tasting, leading protein levels while maintaining one of the leanest nutritional profiles in the category (as measured by sugar and calorie content). Premier Protein’s powder portfolio consists of 100% whey protein products. We believe the product profile appeals to consumers across age ranges in all four need states.
Dymatize
Our Dymatize brand is a market leader targeting fitness enthusiasts who value the brand for its science-based product development, athletic performance focus and great taste. The brand’s portfolio includes an assortment of sports nutrition products, including protein powders. The majority of Dymatize’s sales are generated through protein powders. Our protein powder portfolio consists of three primary products: ISO.100 made with hydrolyzed 100% Whey Protein Isolate, Elite 100% Whey and Super Mass Gainer. ISO.100, the brand’s flagship product, has a global reach with sales in more than seventy countries. In addition to ISO.100, Dymatize offers a suite of products to meet the needs of athletes. Dymatize products are sold in a variety of retail channels including specialty, FDM, club and eCommerce.
Our Customers
Our customers are predominantly club stores, FDM customers, online retailers, specialty retailers, convenience stores and distributors. We sell our products domestically and in more than seventy countries globally. Our U.S. business represented 88.7% of our net sales in our year ended September 30, 2022 and our international business represented 11.3% of our net sales in our year ended September 30, 2022.
Our largest customers, Costco and Walmart (which includes its affiliates, including Sam’s Club), accounted for approximately 63.5% of our net sales in our year ended September 30, 2022. No other customer accounted for more than 10% of our fiscal 2022 net sales.
Sales, Marketing and Distribution
In the U.S., we utilize a direct sales force in multiple channels, including club, FDM, convenience, specialty and eCommerce. We also sell through a broker network for customers in the convenience, grocery and mass channels, and through distributors for the specialty channel. In international markets, we sell our products through a combination of direct sales to retailers and to third party distributors. We utilize a direct sales force in key markets in the Western Europe for multiple channels, including specialty, FDM and eCommerce. We also sell through distributors in the specialty channel.
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
Demand for our products is impacted by changes in consumer behaviors and preferences, and we have experienced, and expect to continue to experience, changes in consumer consumption patterns as a result of the COVID-19 pandemic and broader economic conditions, including inflation. We continue to actively monitor the impact of these matters on our business; however, we are unable to accurately predict their future impact. For further discussion regarding the impact of the COVID-19 pandemic and economic conditions on our business refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and “Risk Factors” in Item 1A of this report. For additional discussion, refer to “Cautionary Statement on Forward-Looking Statements” above.
Research and Development
We continue to improve and expand our product offerings with new flavors, ingredients, packaging and process development technologies. We leverage our dedicated market research, consumer insights and innovation teams, supplemented by leading design firms, product development companies, third party flavor houses and consultants.
Supply Chain
Raw Materials. Raw materials used in our business consist of ingredients and packaging materials purchased from local, regional and international suppliers. Our principal ingredients include milk-based, whey-based and soy-based proteins, protein blends, sweeteners and vitamin and mineral blends. Our primary packaging materials include aseptic foil and plastic lined cardboard cartons, flexible and rigid plastic film and containers, beverage packaging and corrugate. We purchase our raw materials in accordance with rigorous standards to assure food quality and safety. Supply availability and prices paid for raw materials can fluctuate widely due to external factors, such as pandemics (including the COVID-19 pandemic) and other outbreaks of contagious diseases, weather conditions, labor disputes, governmental programs, regulations and trade and tariff policies, industry consolidation, economic climate, energy shortages, transportation delays, commodity market prices, currency fluctuations and other unforeseen circumstances. The convenient nutrition industry, like many others, experienced inflationary pressure in our fiscal 2022, which resulted in significant price increases for our major dairy protein inputs. We continuously monitor supply and cost trends of these raw materials to enable us to obtain ingredients and packaging needed for our products.
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
Energy. Electricity and steam are used in the facilities that manufacture our products. In addition, considerable amounts of diesel fuel are used in connection with the distribution of our products.
Manufacturing. We primarily engage third party contract manufacturers in North America and the European Union (the “E.U”). to produce our products. We receive products from our third party contract manufacturers for an agreed-upon tolling charge for each item produced as well as other minor costs. Most of our relationships with our contract manufacturing partners include minimum volume commitments, whereby the third party contract manufacturer has committed to produce, and we have committed to purchase, a minimum quantity of product. We own a manufacturing plant in Voerde, Germany that supplies nutrition bars and gels primarily for the European Union (the “E.U.”), Switzerland and the United Kingdom (the “U.K”).
We regularly monitor the capacity and performance of our third party contract manufacturing partners and suppliers and qualify new contract manufacturing partners and suppliers as needed. Given the growth profile of our primary products, we continuously plan for incremental capacity, including adding new third party contract manufacturing partners in fiscal 2022 and working to qualify additional third party contract manufacturing partners and sites for fiscal 2023, and review additional strategic alternatives to support our business.
From three separate and geographically diverse manufacturing locations, our largest third party contract manufacturer provided approximately 64.7% of our Premier Protein RTD shake supply for our year ended September 30, 2022. Under the terms of a manufacturing agreement with the third party contract manufacturer, Premier Nutrition is required to purchase a minimum annual order volume of RTD protein shakes and has the right (but not the obligation) to order quantities in excess of a monthly minimum amount provided the third party contract manufacturer has the capacity and the ability to produce such additional quantities. In addition, under the terms of the manufacturing agreement, the third party contract manufacturer has committed to produce an annual minimum volume of RTD protein shakes. The manufacturing agreement also contains detailed provisions regarding the product specifications and quality standards for the products to be manufactured and packaged by the third party contract manufacturer, the tolling charges for each item produced (and certain other costs) to be paid by Premier Nutrition (and related payment terms), shipping and storage obligations, the rights of a party in the event the other party does not comply with its obligations under the manufacturing agreement and other customary contractual terms and conditions. We are in the process of renegotiating the terms of this manufacturing agreement, which expires on December 31, 2022.
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
Distribution. In North America, our products typically are shipped directly from our contract manufacturing partners to a network of third party warehouses. Products are distributed from third party warehouses to customer distribution centers or retail stores or are exported by our distribution partners to international customers. Occasionally, we ship products directly from our third party contract manufacturers to our customers’ distribution centers.
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
Human Capital
We have approximately 380 employees as of November 1, 2022. Of these employees, approximately 230 are in the U.S., approximately 135 are in Germany and approximately 15 are in other countries. Our people are critical to our success and we prioritize providing a safe, rewarding and respectful workplace where our people are provided with opportunities to pursue career paths based on skills, performance and mindset. We adhere to our Code of Conduct, which sets forth a commitment to our stakeholders, including our employees, to operate with integrity and mutual respect.
Health and Safety
We are committed to maintaining a healthy and safe workplace for our employees. Many of the COVID-19 safety measures we originally implemented in fiscal 2020 also were utilized at various points during fiscal 2022, including, where practicable: practicing social distancing, providing personal protective equipment, encouraging hygiene practices advised by health authorities, restricting business travel and site visitors, increasing ventilation to promote air exchanges, placing air purifying units throughout our offices and implementing remote working for certain office employees. In our Voerde, Germany manufacturing facility, we have a comprehensive safety and risk management system in place that incorporates rigorous safety standards and practices, employee and leadership training to ensure consistent implementation of our safety protocols and periodic internal and external audits to evaluate our compliance with these policies.
Talent Acquisition, Development, Engagement and Retention
Acquiring, developing, engaging and retaining a diverse and talented workforce is key to accomplishing our goals and achieving business results.

Our talent acquisition processes include diversity training for recruiters and employee training on interview skills and processes to improve our candidate selection process. For candidate selection roundtables, we have a trained, disinterested employee sit in to help mitigate any instances of bias in the selection discussion. We have also expanded outreach to diverse candidate pools and career fairs to enable us to reach a wider audience of candidates, as well as expanding our lens on hiring people from non-traditional backgrounds or career paths.
Providing development opportunities and resources for our employees is another key factor in our human capital strategy. We offer a variety of training and development programs and platforms for employees at all levels of our organization, including monthly development trainings for people leaders of all levels, along with in depth workshops for both new and existing managers.
We check in with our employees through regular engagement surveys, small group and one-on-one interviews and then act on those survey results, as appropriate. Employee-led groups, opportunities to participate in informal wellness activities and philanthropic work are informed by what our employees identify as important to them. We measure our progress and take additional actions, as needed. We communicate transparently with our employees about the organization to keep our employees informed and engaged.
We strive to develop and implement compensation and benefits policies and programs that support our business goals, maintain competitiveness, promote shared fiscal responsibility among the Company and our employees, strategically align talent within our organization and reward performance, while also managing the costs of such policies and programs. We provide our employees with competitive fixed and/or variable pay and, for eligible employees, we currently provide access to medical, dental and life insurance benefits, disability coverage, a 401(k) plan and employee assistance programs - including mental health - among other benefits.
Diversity, Equity, Inclusion and Belonging
We recognize the importance of a diverse, equitable and inclusive culture for our employees and are dedicated to creating an inclusive environment that reflects the communities in which we live and work that creates belonging. We have implemented initiatives to track and improve our performance in these areas. During fiscal 2022, we also provided interactive anti-harassment and diversity training for both supervisory and non-supervisory taught by outside experts.
Environmental, Social and Governance
We recognize the importance of Environmental, Social and Governance ("ESG ") issues for all of our stakeholders and we are committed to incorporating ESG principles into our business strategies and organizational culture. The Audit Committee of the Company’s Board of Directors provides direction with respect to the evolving priorities of our ESG initiatives and receives quarterly reports with respect to the progress the Company is making against its objectives. In fiscal 2022, we formed an Executive Sustainability Steering committee comprised of senior leaders within our organization, which provides guidance on goals and strategies and makes recommendations on disclosure and reporting guidelines. We also have a Sustainability Operations Committee comprised of technical experts within key business functions that meets regularly to implement programs and track progress on key objectives. We report to our stakeholders with respect to the results of our ESG initiatives on an annual basis, with our second annual Impact Report being published online later this year.
Additional Information
We make available, free of charge, through our website (www.bellring.com) reports we file with, or furnish to, the Securities and Exchange Commission (the “SEC”), including our annual reports on Forms 10-K, quarterly reports on Forms 10-Q, current reports on Forms 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. The SEC maintains an internet site containing these reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. Our Corporate Governance Guidelines, our Code of Conduct and the charters of the Audit and Corporate Governance and Compensation Committees of our Board of Directors also are available on our website, where they can be printed free of charge. All of these documents also are available to stockholders at no charge upon request sent to BellRing’s corporate secretary (2503 S. Hanley Road, St. Louis, Missouri 63144-2503, Telephone: 314-644-7600). The information and other content contained on our website are not part of (or incorporated by reference in) this report or any other document we file with the SEC.
Information about our Executive Officers
The section below provides information regarding our executive officers as of November 17, 2022:
Robert V. Vitale, age 56, has served as our Executive Chairman since September 2019 and serves as our co-principal executive officer. Mr. Vitale has been the President and Chief Executive Officer of Post, and a member of Post’s board of directors, since November 2014. Previously, Mr. Vitale served as Chief Financial Officer of Post from October 2011 until

November 2014. He served as President and Chief Executive Officer of AHM Financial Group, LLC, a diversified provider of insurance brokerage and wealth management services, from 2006 until 2011 and previously was a partner of Westgate Equity Partners, LLC, a consumer-oriented private equity firm. Mr. Vitale is a member of the board of directors of 8th Avenue Food & Provisions, Inc., a private brand-centric consumer products holding company owned by Post and other third parties. Mr. Vitale also has been the president and chief investment officer of Post Holdings Partnering Corporation, a publicly-traded affiliate of Post that is a special purpose acquisition company formed for the purpose of effecting a partnering transaction with one or more businesses, since January 2021, and has served on the board of directors of Energizer Holdings, Inc., a publicly traded manufacturer and distributor of primary batteries, portable lights and auto care, appearance, performance, refrigerant and fragrance products, since August 2017. Mr. Vitale earned his undergraduate degree from St. Louis University and his MBA from Washington University.
Darcy H. Davenport, age 49, has served as our President and Chief Executive Officer since September 2019, has served as a member of our Board of Directors since the completion of our IPO and serves as our co-principal executive officer. Until the completion of the IPO, Ms. Davenport served as President of Post’s active nutrition business since October 2017 and as President of Premier Nutrition, which became a subsidiary of BellRing Inc. upon completion of our IPO, since November 2016. Ms. Davenport previously served as General Manager of Premier Nutrition from October 2014 to November 2016 and Vice President of Marketing from October 2011 to October 2014. Prior to joining Premier Nutrition, Ms. Davenport served as Director of Brand Marketing at Joint Juice, Inc., a liquid dietary supplement manufacturer, from May 2009 to October 2011, when it combined with Premier Nutrition. Ms. Davenport has served as a member of the board of directors of Blentech Corporation, a company focusing on developing custom-made, food processing solutions including equipment, integrated systems and software, since January 2010. Ms. Davenport earned her undergraduate degree from Princeton University and her MBA from New York University’s Leonard N. Stern School of Business.
Douglas J. Cornille, age 50, has served as Chief Growth Officer of Premier Nutrition, a subsidiary of ours, since November 2021. Prior to that, he served as Senior Vice President, Marketing of Premier Nutrition since July 2015. Prior to joining Premier Nutrition, Mr. Cornille was Brand Director at Clif Bar & Company, a manufacturer of various food products, from August 2011 to July 2015 and was Senior Brand Manager at Dreyer’s Grand Ice Cream Holdings, Inc., a manufacturer of ice cream and frozen yogurt, from September 2003 to August 2011. Mr. Cornille earned his undergraduate degree from Rhodes College and attended Oxford University, St. John’s College. Mr. Cornille earned his MBA from Duke University - The Fuqua School of Business.
Marc S. Mollere, age 55, has served as Senior Vice President and General Manager of International of Premier Nutrition, a subsidiary of ours, since 2020. Prior to that, he served as General Manager and Vice President of Sales and Marketing of Dymatize Enterprises, also a subsidiary of ours, since 2011. Prior to joining Dymatize Enterprises, Mr. Mollere was Corporate Vice President and Vice President of Sales of Henkel North America, a beauty care and laundry & home care consumer business, from 2006 to 2011. Mr. Mollere earned his BS in Marketing from Sam Houston State University.
Paul A. Rode, age 52, has served as our Chief Financial Officer since September 2019 and serves as our principal financial officer and principal accounting officer. Mr. Rode served as Chief Financial Officer of Post’s active nutrition business from May 2015 until the completion of our IPO and as Chief Financial Officer of Consumer Brands, a prior reporting segment of Post, from November 2014 to May 2015. Mr. Rode previously served as Vice President, Finance of Post from January 2014 to November 2014 and Vice President, Corporate Development of Post from October 2013 to January 2014. Prior to joining Post, Mr. Rode served as Vice President, Corporate Controller of Ralcorp Holdings, Inc., which was a publicly traded consumer products company and the former parent company of Post, from February 2010 to September 2013. Mr. Rode earned his undergraduate degree from the University of Kentucky and his MBA from Northwestern University’s Kellogg School of Management.
Craig L. Rosenthal, age 51, has served as our Senior Vice President, General Counsel and Secretary since August 2019. Prior to joining BellRing, Mr. Rosenthal was an attorney at Husch Blackwell LLP from May 2019 to August 2019. From January 2018 to May 2019, while complying with the terms of a non-competition agreement entered into with a previous employer that expired in March 2019, Mr. Rosenthal provided legal counsel regarding business transactions to small businesses and individuals. Mr. Rosenthal served as Senior Vice President-Law and Assistant Secretary at Altice USA, Inc., a publicly traded broadband communications and video services provider, from June 2016 to December 2017. Prior to that, Mr. Rosenthal was Senior Vice President, General Counsel and Secretary at Cequel Communications, LLC dba Suddenlink Communications, a telecommunications and technology company, from 2005 to June 2016, when it was acquired by Altice USA, Inc. Previously, Mr. Rosenthal was an attorney at Husch & Eppenberger LLC (now Husch Blackwell LLP). Mr. Rosenthal earned his undergraduate degree from the University of Missouri-Columbia and juris doctorate from Washington University School of Law.
Robin Singh, age 53, has served as Senior Vice President, Operations of Premier Nutrition, a subsidiary of ours, since March 2019. Prior to joining Premier Nutrition, Mr. Singh held various senior leadership positions at Mondelez International,

Inc., a publicly traded multinational snack food company, from 1996 until March 2019, including Vice President of Operations from July 2018 to March 2019, Director of Supply Chain Strategy and Supply Chain Reinvention North America from February 2016 to July 2018, and Director of Supply Planning North America from January 2014 to January 2016. Mr. Singh attended The University of Western Ontario - Richard Ivey School of Business and the University of Guelph, Ontario.

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
A substantial amount of our net sales is derived from our RTD protein shakes. Sales of our RTD protein shakes represented approximately 79.0% of our net sales in our year ended September 30, 2022. We believe that sales of our RTD protein shakes will continue to constitute a substantial amount of our net sales for the foreseeable future. Our business, financial condition, results of operations and cash flows would be harmed by a decline in the market for our RTD protein shakes, increased competition in the market for those products, disruptions in our ability to produce those products, whether due to manufacturer inability, supply chain failures or otherwise (including as a result of the COVID-19 pandemic), or our failure or inability to provide sufficient investment to support and market those products as needed to maintain or grow their competitive position or to achieve more widespread market acceptance.
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
Changes in weather conditions and natural disasters, such as fires, floods, droughts, frosts, hurricanes, earthquakes, tornadoes, insect infestations and plant disease, also may affect the cost and supply of commodities used as raw materials, including milk-based, whey-based and soy-based proteins, protein blends, sweeteners and vitamin and mineral blends. Further, as we rely on a limited number of third party suppliers to provide certain ingredients and packaging materials, and one supplier for the majority of our milk-based protein, adverse events affecting such suppliers may limit our ability to obtain such raw materials, or alternatives for these raw materials, at competitive prices, or at all. For example, for our year ended September 30, 2022, approximately 64.7% of our Premier Protein RTD shake supply came from our largest third party contract manufacturer, with approximately 38.9% of our Premier Protein RTD shake supply manufactured at its Joplin, Missouri facility. In 2011, a major tornado struck Joplin, Missouri, but our supply of product from the Joplin, Missouri facility was not impacted. In addition, production of the RTD protein shakes in the 11 ounce size by our third party contract manufacturers requires packaging that we currently are sourcing from only one supplier, and equipment that our third party contract manufacturers are currently sourcing from the same supplier. Our supply of packaging for our 11 ounce RTD protein shakes from this supplier comes primarily from three of its locations. Competitors can be affected differently by weather conditions and natural disasters depending on the location of their suppliers and operations.
During fiscal 2021 and 2022, the COVID-19 pandemic impacted, and we expect it will continue to impact, our operations, including disruptions in our supply chain. During the COVID-19 pandemic, demand for certain of our products has in certain cases exceeded our production capacity and we expect will continue to do so in the future or otherwise strain our supply chain. We continue to actively monitor the COVID-19 pandemic and its impact on our supply chain and operations; however, we are unable to accurately predict the future impact that the COVID-19 pandemic will have due to various uncertainties, including the severity and variants of the virus, the duration of the outbreak, actions that may be taken by governmental authorities, the availability and adoption of effective treatments and vaccines and changes in consumer behaviors.
We are currently dependent on a limited number of third party contract manufacturers for the manufacturing of most of our products, including one manufacturer for the majority of our RTD protein shakes. Our business could suffer if we do not continue to contract with key third party manufacturers or as a result of a third party contract manufacturer’s inability to produce our products for us in the quantities required, on time or to our specifications.
All of our RTD protein shakes and most of our other products are manufactured by a limited number of independent third party contract manufacturers. For our year ended September 30, 2022, approximately 64.7% of our Premier Protein RTD shake supply came from a single manufacturer and approximately 38.9% from a single facility of that manufacturer. Our agreement with this manufacturer is scheduled to expire on December 31, 2022; and while we are in the process of renegotiating our agreement with them, there is no assurance that we will be successful in reaching such an agreement at all or on terms, including costs and production capacity, that are favorable to us. Although we have added additional third party contract manufacturers of our Premier Protein RTD shakes to our third party contract manufacturing network, our number of third party contract manufacturers is still limited and if we do not successfully renegotiate our agreement with our largest contract manufacturer or if one or more of our third party contract manufacturers is unable to meet our supply requirements, it could have a material adverse impact on our business, financial condition, results of operations and cash flows. In fiscal 2019, a former third party contract manufacturer that we had expected to produce less than 10% of our RTD protein shakes for that year did not produce as we expected, which resulted in our termination of our agreement with it. Also, if we experience significant increases in demand for our products, as we did beginning in the second quarter of fiscal 2021, which continued into fiscal 2022 and which we expect to continue into fiscal 2023, we and these third party contract manufacturers may not be able to obtain in a timely manner the equipment, ingredients or packaging materials required to manufacture our products and allocate sufficient capacity to us in order to meet our requirements, fill our orders in a timely manner or meet our quality standards. Further, as we have in fiscal 2022 and we expect to continue to in fiscal 2023, we may experience operational difficulties with any of these third party contract manufacturers, such as limitations on production capacity, failure to meet our quantity requirements, including as a result of pandemics (such as the COVID-19 pandemic) or other outbreaks of contagious diseases, increases in manufacturing costs, errors in complying with product specifications, insufficient quality control and failure to meet production deadlines. We have had to, and expect into fiscal 2023 to have to, limit our stock-keeping units (“SKUs”) and place one or more of our products on allocation. In addition, we rely in part on our third party contract manufacturers to maintain the quality of our products. The failure or inability of our third party contract manufacturers to comply with the specifications and requirements of our products could result in product withdrawal or recall, which could materially and adversely affect our reputation and subject us to significant liability should the consumption of any of our products cause or be claimed to cause illness or physical harm. For example, in fiscal 2022, a third party manufacturer that we expected to produce less than 2% of our Premier Protein RTD protein shakes for fiscal 2022 initiated a recall of all products manufactured in one of its facilities, including our Premier Protein RTD protein shakes. The inability of third party contract manufacturers to ship orders in a timely manner, in desirable quantities or to meet our safety, quality and social compliance standards or regulatory requirements could have a material adverse impact on our business, financial condition, results of operations and cash flows. Additionally, our business could be adversely affected if any of these third parties fail to comply with governmental regulations applicable to the manufacturing of our products or if any of these third parties cease doing business with us or go out of business.
Certain of our relationships with these third parties are subject to minimum volume commitments, whereby the third party contract manufacturer has committed to produce, and we have committed to purchase, a minimum quantity of product, and we or the contract manufacturer may alternatively pay the other a mostly fixed amount rather than produce or purchase the minimum quantities. Despite the minimum volume commitments, we may nonetheless experience situations where such manufacturers are unable to fulfill their minimum volume obligations under our agreements or cannot produce sufficient amounts of product to meet consumer demand. For example, due to (i) better than expected volume growth for our Premier Protein RTD shakes and Dymatize powders in the second half of fiscal 2021, which continued into fiscal 2022 and, as to Premier Protein RTD shakes which we expect to continue into fiscal 2023, (ii) delays in production and planned incremental production capacity by our third party contract manufacturer network and (iii) in the case of Dymatize powders, whey protein availability, our customer demand exceeded our available capacity and resulted in Premier Protein RTD shakes and Dymatize powders inventories below acceptable levels at September 30, 2021 and Premier Protein RTD shakes inventories below acceptable levels at September 30, 2022. If we need to replace an existing third party contract manufacturer, our products may not be available when required on acceptable terms, or at all. Also, if demand for our products is significantly below our expectations, we may be obligated to pay penalties to our third party contract manufacturers for failing to purchase contracted minimum purchase quantities.
Our reliance on a limited number of suppliers for certain equipment, ingredients and packaging materials, the price and availability of ingredients and packaging materials, higher freight costs and higher energy costs could negatively impact our business, financial condition, results of operations and cash flows.
We rely on a limited number of third party suppliers to provide certain equipment, ingredients and packaging materials used in our business. The primary ingredients used in our business include milk-based, whey-based and soy-based proteins, protein blends, sweeteners and vitamin and mineral blends, and one supplier provides the majority of our milk-based protein. The supply and price of these ingredients are subject to market conditions and are influenced by many factors beyond our control, including labor shortages, pandemics (such as the COVID-19 pandemic) or other outbreaks of contagious diseases, animal feed costs, weather patterns affecting ingredient production, governmental programs and regulations, insects, plant diseases and inflation. Our milk-based protein costs have increased and may continue to increase due to factors such as labor shortages, pandemics (such as the COVID-19 pandemic) or other outbreaks of contagious diseases, animal feed costs, weather patterns affecting ingredient production, governmental programs and regulations, insects, plant diseases and inflation. Our primary packaging materials include aseptic foil and plastic lined cardboard cartons, flexible and rigid plastic film and containers, beverage packaging and corrugate. We utilize a sole supplier for the aseptic packaging for, and our third party contract manufacturers use equipment from the same sole supplier to manufacture, our Premier Protein RTD shakes in the 11 ounce size. Although we maintain relationships with suppliers with the objective of ensuring that we have adequate sources for the supply of such ingredients and packaging materials, increases in demand for such items, both within our industry and in general, can result in shortages and higher costs. Our suppliers may not be able to meet our delivery schedules, we may lose a significant or sole supplier, a supplier may not be able to meet performance and quality specifications and we may not be able to purchase such items at a competitive cost. Further, the supply and price of these inputs are subject to market conditions and are impacted by many factors beyond our control, including labor shortages, pandemics (such as the COVID-19 pandemic) and other outbreaks of contagious diseases weather conditions, natural disasters, governmental programs, regulations and trade and tariff policies, insects, plant diseases, inflation and increased demand. Our freight costs have increased and may continue to increase due to factors such as labor shortages, increased fuel costs, limited carrier availability, increased compliance costs associated with new or changing government regulations, pandemics (such as the COVID-19 pandemic) or other outbreaks of contagious diseases and inflation. Higher prices for natural gas, propane, electricity and fuel also may increase our ingredient, production and delivery costs. Historically, the prices of certain of our raw materials, energy and other supplies used in our business have fluctuated widely and this volatility has been heightened during the COVID-19 pandemic. In addition, we have experienced and expect in the future to experience shortages of certain of our raw materials, which result in us paying increased costs for such inputs and impact our ability to produce our products.
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
The public health crisis caused by the COVID-19 pandemic and the measures that have been and are being taken by governments, businesses, including us, and the public at large to directly and indirectly respond to and limit the spread, variants and resurgences of COVID-19 affected and could continue to affect our financial and operational performance, including:
•We have experienced, and we expect that we will continue to experience, workforce or other disruptions in our supply chain, including our third party contract manufacturers, as a result of the COVID-19 pandemic, including employee absenteeism and labor shortages, which have negatively impacted and we expect will continue to negatively impact our and our third party contract manufacturers’ ability to manufacture, and our ability to deliver, our products. We have had to, and expect into fiscal 2023 to have to, limit our SKUs and place one or more of our products on allocation.
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
•Changes and volatility in consumer purchasing and consumption patterns may increase demand for our products (such as occurred for certain of our products beginning in the second quarter of fiscal 2021 and continued into fiscal 2022), which in certain cases exceeded, and could in the future exceed, our production capacity or otherwise strain our supply chain and resulted in, and could in the future result in, limiting our SKUs and one or more of our products being placed on allocation.
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
These and other impacts have caused, and may continue to cause, an adverse effect on our business, financial condition, results of operations and cash flows that have been and may continue to be material. Our efforts to manage and mitigate these factors may be unsuccessful, and the effectiveness of these efforts depends on factors beyond our control, including the duration and severity of an outbreak, as well as third-party actions taken to contain its spread and mitigate public health effects. In addition, such impacts of the COVID-19 pandemic have heightened, or in some cases manifested, other risks disclosed in this report, any of which could have a material effect on us. The COVID-19 pandemic continues, and we expect will continue, to impact our business. Additional impacts may arise that we are not aware of as of the date hereof. The extent and potential short and long term impact of the COVID-19 pandemic on our business, financial condition, results of operations and cash flows, which could be material, will depend on future developments, including the duration, severity and spread of COVID-19, actions that have and may be taken by governmental authorities in response to the pandemic, the availability and adoption of effective treatments and vaccines, changing consumer behaviors and the impact on our supply chain, operations, workforce and the financial markets, all of which remain highly uncertain and cannot be predicted.
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
Consumers are increasingly shopping through eCommerce websites and mobile commerce applications and this trend is significantly altering the retail landscape in our category. If we are unable to effectively compete in the expanding eCommerce market or develop the data analytics capabilities needed to generate actionable commercial insights, our business performance may be impacted, which may negatively impact our financial condition, results of operations and cash flows.
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
Selling food products, beverages and nutritional supplements involves a number of legal and other risks, including contamination, spoilage, degradation, tampering, mislabeling or other adulteration. Additionally, many of the raw materials used to make certain of our products, particularly milk-based protein and nuts, are vulnerable to spoilage and contamination by naturally occurring molds and pathogens, such as salmonella, and pests. These pathogens may survive in our products as a result of improper handling by customers or consumers. We do not have control over handling procedures once our products have been shipped for distribution. We may need to recall or withdraw some or all of our products if they become damaged, contaminated, adulterated, mislabeled or misbranded, whether caused by us or someone in our manufacturing or supply chain. For example, in fiscal 2022, a third party manufacturer that we expected to produce less than 2% of our Premier Protein RTD protein shakes for fiscal 2022 initiated a recall of all products manufactured in one of its facilities, including our Premier Protein RTD protein shakes. A recall or withdrawal could result in destruction of product ingredients and inventory, negative publicity, temporary plant closings for us or our third party contract manufacturers, supply chain interruption, substantial costs of compliance or remediation, fines and increased scrutiny by federal, state and foreign regulatory agencies. New scientific discoveries regarding microbes and food manufacturing may bring additional risks and latent liability. Should consumption of any product cause injury, we may be liable for monetary damages as a result of a judgment against us. In addition, adverse publicity, including claims, whether or not valid, that our products or ingredients are unsafe or of poor quality, may discourage consumers from buying our products or cause production and delivery disruptions. Although we have various insurance programs in place and may have rights to indemnification in certain situations, any of these events or a loss of consumer confidence could have an adverse effect on our business, financial condition, results of operations and cash flows.
Loss of, a significant reduction of purchases by or bankruptcy of a major customer may adversely affect our business, financial condition, results of operations and cash flows.
A limited number of customer accounts represents a large percentage of our combined net sales. Our largest customers, Costco and Walmart and its affiliates (which includes Sam’s Club), accounted for approximately 63.5% of our net sales in our year ended September 30, 2022.
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
•unfavorable foreign exchange controls and currency exchange rates;
•challenges associated with cross-border product distribution;
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
Our corporate development activities may present financial and operational risks and may have adverse effects on existing business relationships with suppliers and customers. Future acquisitions also could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and depreciation and amortization expenses related to certain tangible and intangible assets and increased operating expenses, all of which could, individually or collectively, adversely affect our business, financial condition, results of operations and cash flows.
Financial and Economic Risks
We have substantial debt and high leverage, which could have a negative impact on our financing options and liquidity position and which could adversely affect our business.
We have a significant amount of debt. As of September 30, 2022, we had $939.0 million in aggregate principal amount of total debt. Additionally, our secured revolving credit facility has a remaining borrowing capacity of $151.0 million as of September 30, 2022 (all of which would be secured when drawn).
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
Various risks, uncertainties and events beyond our control, including the impact of pandemics (including the COVID-19 pandemic) and other outbreaks of contagious diseases, could affect our ability to comply with these restrictions and covenants. Failure to comply with any of the restrictions and covenants in our existing or future financing arrangements could result in a default under those arrangements and under other arrangements that may contain cross-default provisions. Our credit agreement contains customary financial covenants, including a covenant that requires us to maintain a total net leverage ratio (as defined in our credit agreement) not to exceed 6.00:1.00, as measured as of the last day of each fiscal quarter. A default would permit lenders to accelerate the maturity of the debt under these arrangements and to foreclose upon any collateral securing the debt. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations. In addition, the limitations imposed by financing agreements on our ability to incur additional debt and to take other actions might significantly impair our ability to obtain other financing.
To service indebtedness and fund other cash needs, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.
Our ability to pay principal and interest on our debt obligations and to fund any planned capital expenditures and other cash needs will depend in part upon the future financial and operating performance of our subsidiaries and upon our ability to renew or refinance borrowings. Prevailing economic conditions and financial, business, our future financial and operating performance, competitive, legislative, regulatory and other factors, many of which are beyond our control, including the impact of pandemics (including the COVID-19 pandemic) and other outbreaks of contagious diseases, will affect our ability to make these payments.
If we are unable to make payments, refinance our debt or obtain new financing under these circumstances, we may consider other options, including: sales of assets; sale of equity; reductions or delays of capital expenditures, strategic acquisitions, investments and alliances; or negotiations with our lenders to restructure the applicable debt.
Our business may not generate sufficient cash flow from operations, and future borrowings may not be available to us in an amount sufficient, to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before maturity. We may not be able to refinance any of our debt on commercially reasonable terms, or at all.
Uncertain or unfavorable economic conditions, including during periods of high inflation, recessions or other economic disruption and as a result of the COVID-19 pandemic, could limit consumer and customer demand for our products, increase our costs or otherwise adversely affect us.
The willingness of consumers to purchase our products depends in part on general or local economic conditions and consumers’ discretionary spending habits. For instance in fiscal 2022, the U.S. experienced significantly heightened inflationary pressures which have continued into fiscal 2023. In periods of adverse or uncertain economic conditions, including during periods of high inflation or recession concerns and as a result of the COVID-19 pandemic, consumers may purchase less of our products, purchase more value or private label products or may forgo certain purchases altogether. In addition, our customers may seek to reduce their inventories in response to those economic conditions. In those circumstances, we could experience a reduction in sales. Further, during economic downturns, it may be more difficult to convince consumers to switch to, or continue to use, our brands or convince new users to choose our brands without expensive sampling programs and price promotions. Also, as a result of economic conditions, we may be unable to raise our prices sufficiently to protect profit margins. We experienced inflationary headwinds across our business during fiscal 2022, and we expect inflationary pressures to continue into fiscal 2023. This trend could have a materially adverse impact in the future if inflation rates were to significantly exceed our ability to achieve price increases or cost savings. Further, uncertain or unfavorable economic conditions, has and could continue to negatively impact the financial stability of our customers or suppliers, which could lead to increased uncollectible receivables or non-performance. Current global geopolitical tensions, including related to Ukraine, may exacerbate any economic downturn and inflation. Any of these events could have an adverse effect on our business, financial condition, results of operations and cash flows.

Increases in interest rates may negatively affect our earnings.
As of September 30, 2022, the aggregate principal amount of our debt instruments with exposure to interest rate risk was $99.0 million. Higher interest rates will increase the cost of servicing our financial instruments with exposure to interest rate risk and could materially reduce our profitability and cash flows.
In addition, the discontinuation, replacement or reform of the London Interbank Offered Rate (“LIBOR”) could affect interest rates and financing costs. LIBOR is being discontinued and is scheduled to be fully phased-out by June 2023. Our credit agreement provides for relatively new benchmarks or references for determining interest rates, including the Secured Overnight Financing Rate (“SOFR”) and the Sterling Overnight Index Average (“SONIA”). It is unclear, however, if alternative rates or benchmarks, such as SOFR and SONIA, will be widely adopted, and this uncertainty may impact the liquidity of the SOFR and SONIA loan markets. The new rates may not be as favorable to us as those in effect prior to the discontinuation of LIBOR, and these new rates may be more volatile. Also, there may be uncertainty as to the nature of alternative reference rates or as to the calculation of the applicable interest rate or payment amounts under the terms of an agreement or instrument that utilizes such rate or benchmark. In addition, the transition from LIBOR could have a significant impact on the overall interest rate environment and on our borrowing costs. While we do not expect the transition from LIBOR and the risks related thereto to have a material adverse effect on us, it remains uncertain at this time.
Our borrowing costs and access to capital and credit markets could be adversely affected by a downgrade or potential downgrade of our credit ratings.
Rating agencies routinely evaluate us, and their ratings of our long-term and short-term debt are based upon a number of factors, including our cash generating capability, levels of indebtedness, policies with respect to stockholder distributions and financial strength generally, as well as factors beyond our control, such as the then-current state of the economy and our industry generally. Any downgrade of our credit ratings by a credit rating agency, whether as a result of our actions or factors which are beyond our control, can increase our future borrowing costs, impair our ability to access capital and credit markets on terms commercially acceptable to us or at all and result in a reduction in our liquidity. Our borrowing costs and access to capital markets also can be adversely affected if a credit rating agency announces that our ratings are under review for a potential downgrade. An increase in our borrowing costs, limitations on our ability to access the global capital and credit markets or a reduction in our liquidity can adversely affect our financial condition, results of operations and cash flows.
U.S. and global capital and credit market issues, including those that have arisen as a result of heightened inflation and recession or other economic concerns, could negatively affect our liquidity, increase our costs of borrowing and disrupt the operations of our suppliers and customers.
U.S. and global credit markets have, from time to time, experienced significant dislocations and liquidity disruptions which caused the spreads on prospective debt financings to widen considerably. These circumstances materially impacted liquidity in the debt markets, making financing terms for borrowers less attractive and in certain cases resulted in the unavailability of certain types of debt financing. In fiscal 2022, the U.S. experienced significantly heightened inflationary pressures and we expect that to continue into fiscal 2023. This and other events affecting the credit markets also have had, and may in the future have, an adverse effect on other financial markets in the U.S., which may make it more difficult or costly for us to raise capital through the issuance of common stock or other equity securities or refinance our existing debt, sell our assets or borrow money, if necessary. Our business also could be negatively impacted if our suppliers or customers experience disruptions resulting from tighter capital and credit markets or a slowdown in the general economy. Any of these risks could impair our ability to fund our operations or limit our ability to expand our business or increase our interest expense, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Impairment in the carrying value of intangible assets could negatively impact our financial condition and results of operations. If our goodwill or other intangible assets become impaired, we will be required to record additional impairment charges, which may be significant.
Our balance sheet includes intangible assets, including goodwill, trademarks, trade names and other acquired intangibles. Goodwill is expected to contribute indefinitely to our cash flows and is not amortized. Our management reviews it for impairment on an annual basis or whenever events or changes in circumstances indicate that its carrying value may be impaired. Impairments to intangible assets may be caused by factors outside of our control, such as increasing competitive pricing pressures, lower than expected revenue and profit growth rates, changes in industry earnings before interest, taxes, depreciation and amortization (“EBITDA”) and revenue multiples, changes in discount rates based on changes in cost of capital (interest rates, etc.) or the loss or bankruptcy of a significant customer. These factors, along with other internal and external factors, could have a significant negative impact on our fair value determination, which could then result in a material impairment charge in our results of operations. No impairments were recorded in the years ended September 30, 2022, 2021 and 2020. However, we could have impairments in the future.

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
We have incurred, and we will continue to incur, additional fees, costs and expenses to create and maintain the corporate infrastructure to operate as a public company, and we have and we will continue to experience increased ongoing costs and expenses in connection with being a public company.
Prior to our IPO, our business had historically used some of Post’s corporate infrastructure and services to support our business functions. The expenses related to establishing and maintaining this infrastructure had been spread across all of Post’s businesses and charged to us on a cost-allocation basis. The services historically provided to us by Post included, but were not limited to, finance, information technology, legal, human resources, quality, supply chain and purchasing functions. Following our IPO, we continued to receive some of these services pursuant to a master services agreement with Post, and in connection with the Spin-off, we, Post, Old BellRing and BellRing LLC entered into an amended and restated master services agreement. Under the amended and restated master services agreement, Post continues to provide some or all of the above described services, and, in general, the services to be provided by Post will continue for the periods specified in the amended and restated master services agreement, but not to exceed three years, subject to any subsequent extension or earlier termination as agreed to by the parties. There can be no assurance that all of the functions provided to us by Post under the amended and restated master services agreement will be successfully executed by Post or that we will not have to expend significant efforts or costs materially in excess of those estimated in the master services agreement. Any interruption in these services could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, upon termination of the amended and restated master services agreement, we will need to perform these functions ourselves or hire third parties to perform these functions on our behalf.
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

Risks Related to Our Relationship with Post
Post’s interests may conflict with our interests and the interests of our other stockholders. Conflicts of interest or disputes between Post and our Company could be resolved in a manner unfavorable to our Company and our other stockholders.
Post could have interests that differ from, or conflict with, the interests of our other stockholders. Potential conflicts of interest or disputes may arise between Post and us in a number of areas relating to our past or ongoing relationships, including:
•the Transaction Agreement and the Distribution;
•tax, employee benefits, indemnification and other matters;
•the Spin-off;
•the nature, quality and pricing of services Post has agreed to provide to us;
•business opportunities that may be attractive to both Post and us; and
•any new commercial arrangements between Post and us in the future.
The resolution of any potential conflicts or disputes between Post and us may be less favorable to us than the resolution we might achieve if we were dealing with an unaffiliated third party.
Our Company has overlapping directors and management with Post, which may lead to conflicting interests or the appearance of conflicting interests.
Certain of our officers and directors, including Robert V. Vitale, who serves as Executive Chairman of our Board of Directors, also serve as officers or directors of Post. Our officers and members of our Board of Directors have fiduciary duties to our stockholders. Likewise, any such persons who serve in similar capacities at Post have fiduciary duties to Post’s shareholders. Therefore, such persons may have conflicts of interest or the appearance of conflicts of interest with respect to matters involving or affecting us and Post. In addition, some of our officers or members of our Board of Directors may own equity or options to purchase equity in Post. Such ownership interests may create, or appear to create, conflicts of interest when the applicable individuals are faced with decisions that could have different implications for us and Post. The appearance of conflicts of interest created by such overlapping relationships also could impair the confidence of our investors.
Our certificate of incorporation could prevent us from benefiting from corporate opportunities that might otherwise have been available to us.
Our certificate of incorporation includes certain provisions regulating and defining the conduct of our affairs to the extent that they may involve Post and its directors, officers, employees, agents and affiliates and our rights, powers, duties and liabilities and those of our directors, officers, managers, employees and agents in connection with our relationship with Post. In general, and except as may be set forth in any agreement between us and Post, these provisions provide that Post and its affiliates may carry on and conduct any business of any kind, nature or description, whether or not such business is competitive with or in the same or similar lines of business as us; Post and its affiliates may do business with any of our customers, vendors and lessors; and Post and its affiliates may make investments in any kind of property in which we may make investments. In addition, these provisions provide that we renounce any interest or expectancy to participate in any business of Post or its affiliates.
Moreover, our certificate of incorporation provides that we renounce any interests or expectancy in corporate opportunities which become known to (i) any of our directors, officers, managers, employees or agents who also are directors, officers, employees, agents or affiliates of Post or its affiliates (except that we and our subsidiaries are not deemed affiliates of Post or its affiliates for the purposes of the provision) or (ii) Post or its affiliates. Generally, neither Post nor our directors, officers, managers, employees or agents who also are directors, officers, employees, agents or affiliates of Post or its affiliates will be liable to us or our stockholders for breach of any fiduciary duty solely by reason of the fact that any such person pursues or acquires any corporate opportunity for the account of Post or its affiliates, directs, recommends or transfers such corporate opportunity to Post or its affiliates or does not offer or communicate information regarding such corporate opportunity to us because such person has directed or intends to direct such opportunity to Post or one of its affiliates. This renunciation does not extend to corporate opportunities expressly offered to one of our directors, officers, managers, employees or agents, solely in his or her capacity as a director, officer, manager, employee or agent of us.
These provisions in our certificate of incorporation will cease to apply at such time as (i) we and Post and its affiliates are no longer affiliates of one another and (ii) none of the directors, officers, employees, agents or affiliates of Post serve as our directors, officers, managers, employees or agents. The corporate opportunity provision may exacerbate conflicts of interest between Post and us because the provision effectively permits one of our directors, officers, managers, employees or agents who also serves as a director, officer, employee, agent or affiliate of Post or its affiliates to choose to direct a corporate opportunity to Post or its affiliates instead of to us.

We may be unable to take certain actions because such actions could jeopardize the tax-free status of the Spin-off, and such restrictions could be significant.
To preserve the tax-free treatment of the Spin-off, for the initial two-year period following the Spin-off, we are prohibited, except in limited circumstances, from taking or failing to take certain actions that would prevent the Spin-off and related transactions from being tax-free, including: (i) issuing any equity securities or securities that could possibly be converted into our equity securities, including as acquisition currency for a merger or acquisition (but excluding certain equity compensation for employees); (ii) redeeming or repurchasing our equity securities or our debt or (iii) entering into any transaction pursuant to which our stock would be acquired, whether by merger or otherwise. These restrictions will not apply if we deliver an unqualified “will”-level tax opinion of a nationally recognized accounting firm or law firm (“BellRing Tax Counsel”) or a ruling from the U.S. Internal Revenue Service (the “IRS”) that the action will not cause such Spin-off to fail to qualify for its intended tax treatment.
We may be responsible for U.S. federal income tax liabilities that relate to the Spin-off.
The completion of the Spin-off by Post was conditioned on the receipt by Post of an opinion of a nationally recognized accounting firm or law firm (the “distribution tax counsel” and, together with BellRing tax counsel, “tax counsel”) to the effect that the Separation, together with certain contributions made by Post to us, should qualify as a tax-free “reorganization” within the meaning of Sections 368(a) and 355 of the Code and the Distribution should qualify as a tax-free distribution eligible for nonrecognition within the meaning of Sections 355 and 361 of the Code. The completion of the Spin-off was also conditioned on the receipt by us of an opinion of BellRing tax counsel to the effect that the merger of Merger Sub with and into Old BellRing qualified as a “reorganization” within the meaning of Section 368(a) of the Code or, alternatively, as a transaction qualifying for nonrecognition of gain and loss under Section 351 of the Code. An opinion of tax counsel is not binding on the IRS. Accordingly, the IRS may reach conclusions with respect to the distribution that are different from the conclusions reached in the opinions. The opinions will be based on certain factual statements and representations, which, if incomplete or untrue in any material respect, could alter tax counsel’s conclusions. We are not aware of any facts or circumstances that would cause any such factual statements or the opinion of tax counsel to be incomplete or untrue.
If all or a portion of the Spin-off does not qualify as a tax-free transaction for any reason, including because any of the factual statements or representations in the legal opinions are incomplete or untrue, Post may recognize a substantial gain for U.S. federal income tax purposes.
Even if the Distribution otherwise qualifies as a tax-free transaction for U.S. federal income tax purposes, the Distribution will be taxable to Post (but not to Post shareholders) pursuant to Section 355(e) of the Internal Revenue Code (the “Code”) if there are (or have been) one or more acquisitions (including issuances), directly or indirectly (including through acquisitions of such stock after the completion of the Transactions), of our stock or the stock of Post, representing 50 percent or more, measured by vote or value, of the stock of any such corporation and the acquisition or acquisitions are deemed to be part of a plan or series of related transactions that include the Distribution. The process for determining whether an acquisition is part of a plan under these rules is complex, inherently factual in nature, and subject to a comprehensive analysis of the facts and circumstances of the particular case. In general, any acquisition of our common stock within two years before or after the Distribution (with exceptions, including public trading by less-than-5 percent stockholders and certain compensatory stock issuances) generally will be presumed to be part of such a plan unless that presumption is rebutted. The resulting tax liability would be substantial.
We have agreed not to enter into certain transactions that could cause any portion of the Distribution to be taxable to Post, including under Section 355(e) of the Code. Pursuant to a tax matters agreement with Post, we have also agreed to indemnify Post for any tax liabilities resulting from such transactions or other actions we take, and Post has agreed to indemnify us for any tax liabilities resulting from transactions entered into by Post. These obligations may discourage, delay or prevent a change of control of us.
In addition, pursuant to the tax matters agreement, if and to the extent the distribution does not qualify as a tax-free transaction, such failure to qualify as a tax-free transaction gives rise to adjustments to the tax basis of assets held by us and our subsidiaries, and we are not required to indemnify Post for any tax liabilities resulting from such failure to qualify as a tax-free transaction, then Post will be entitled to periodic payments from us equal to 85% of the tax savings arising from the aggregate increase to the tax basis of assets held by us and our subsidiaries resulting from such failure and Post and we will negotiate in good faith the terms of a tax receivable agreement to govern the calculation of such payments applying the principles of, and adhering as closely as practicable to, the existing tax receivable agreement between Post and BellRing. Payments under such tax receivable agreement may be substantial, and in certain cases may be accelerated or significantly exceed the actual benefits we realize in respect of the tax attributes subject to the tax receivable agreement.

Our agreements with Post require us to indemnify Post for certain tax liabilities.
In connection with the Spin-off and Distribution, we entered into a tax matters agreement with Post (the “Tax Matters Agreement”), we have agreed to indemnify Post for any tax liabilities resulting from such transactions or other actions we take, and Post has agreed to indemnify us for any tax liabilities resulting from transactions entered into by Post. These obligations may discourage, delay or prevent a change of control of us.
In addition, pursuant to the Tax Matters Agreement, if and to the extent the distribution does not qualify as a tax-free transaction, such failure to qualify as a tax-free transaction gives rise to adjustments to the tax basis of assets held by us and our subsidiaries, and we are not required to indemnify Post for any tax liabilities resulting from such failure to qualify as a tax-free transaction, then Post will be entitled to periodic payments from us equal to 85% of the tax savings arising from the aggregate increase to the tax basis of assets held by us and our subsidiaries resulting from such failure and Post and we will negotiate in good faith the terms of a tax receivable agreement to govern the calculation of such payments applying the principles of, and adhering as closely as practicable to, the existing tax receivable agreement between Post and BellRing. Payments under such tax receivable agreement may be substantial, and in certain cases may be accelerated or significantly exceed the actual benefits we realize in respect of the tax attributes subject to the tax receivable agreement.
Legal and Regulatory Risks
Violations of laws or regulations by us or our third party contract manufacturers, as well as new laws or regulations or changes to existing laws or regulations, could adversely affect our business.
Our business is subject to a variety of laws and regulations administered by federal, state and local government authorities in the U.S., as well as government authorities outside of the U.S., including requirements related to food safety, quality, manufacturing, processing, storage, marketing, advertising, labeling, distribution and worker health and workplace safety. Our activities, both inside and outside of the U.S., are subject to extensive regulation. In the U.S., we are regulated by, and our activities are affected by, among other federal, state and local authorities and regulations, the FDA, the USDA, the Federal Trade Commission, the Occupational Safety and Health Administration and Proposition 65. In Europe, we are regulated by, among other authorities, the U.K.’s Food Standards Agency, Health and Safety Executive, Environment Agency, Environmental Health, the Information Commissioners Office and the Trading Standards Office and their equivalents in E.U. member states. We also are regulated by similar authorities elsewhere in the world where our products are distributed.
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
We are, or may become, party to various lawsuits and claims arising in the normal course of business, which may include lawsuits or claims relating to contracts, third party contract manufacturers, intellectual property infringement, product recalls, product liability, false or deceptive advertising, employment matters, environmental matters or other aspects of our business. There has been a recent increase in lawsuits filed against food and beverage companies alleging deceptive advertising and labeling. In addition, actions we have taken or may take, or decisions we have made or may make, may result in legal claims or litigation against us. Negative publicity resulting from allegations made in lawsuits or claims asserted against us, whether or not valid, may adversely affect our reputation. In addition, we may be required to pay damage awards or settlements, become subject to injunctions or other equitable remedies, be required to modify our business processes, practices or products or be required to stop selling certain of our products. For instance, one of our operating subsidiaries, Premier Nutrition, LLC, is a defendant in several class action lawsuits related to it Joint Juice product. At September 30, 2022, we had accrued $16.0 million related to these matters. In addition, intellectual property infringement litigation or claims could cause us to cease making, licensing or using products that incorporate the challenged intellectual property, require us to redesign or rebrand our products or packaging, if feasible, or require us to enter into royalty or licensing agreements in order to obtain the right to use a third party’s intellectual property. Any or all of these consequences could have a material adverse effect on our financial condition, results of operations and cash flows. The outcome of litigation is often difficult to predict, and the outcome of pending or future litigation may have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Risks Related to Ownership of Our Common Stock
The market price and trading volume of our common stock may be volatile.
The market price of our common stock could fluctuate significantly for many reasons, including in response to the risk factors listed in this report or for reasons unrelated to our specific performance, such as reports by industry analysts, our failure to meet analysts’ earnings estimates, investor perceptions, or negative developments relating to our customers, competitors or suppliers, as well as general economic and industry conditions including those resulting from the COVID-19 pandemic. Furthermore, the stock markets have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies.
We may not declare or pay any dividends on our common stock for the foreseeable future.
We may retain future earnings, if any, for future operations, expansion and debt repayment. We have not paid cash dividends to date and have no current plans to pay any cash dividends for the foreseeable future. Consequently, our stockholders must rely on sales of their shares of our common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Any future determination to pay dividends, including timing and amount, will be at the discretion of our Board of Directors and subject to, among other things, our compliance with applicable law, and depend on, among other things, our results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in our debt agreements, business prospects and other factors that our Board of Directors may deem relevant. Our ability to pay dividends depends on our receipt of cash dividends from our operating subsidiaries and our ability to pay dividends may be further restricted as a result of the laws of our subsidiaries’ jurisdictions of organization or their agreements, including agreements governing indebtedness.
Our certificate of incorporation and bylaws and provisions of Delaware law may discourage or prevent strategic transactions, including a takeover of the Company, even if such a transaction would be beneficial to our stockholders.
Provisions contained in our certificate of incorporation and bylaws and provisions of the General Corporation Law of the State of Delaware (the “DGCL”) could delay or prevent a third party from entering into a strategic transaction with us, as applicable, even if such transaction would benefit our stockholders. For example, our certificate of incorporation and bylaws:
•divide the members of the Board of Directors into three classes with staggered three-year terms, which may delay or prevent a change of our management or a change on control;
•authorize the issuance of “blank-check” preferred stock that could be issued by us upon approval of the Board of Directors to increase the number of outstanding shares of capital stock, making a takeover more difficult and expensive;
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
•prohibit stockholder action by written consent and require that any action to be taken by stockholders be taken at an annual or special meeting of stockholders; and
•require advance notice to be given by stockholders for any stockholder proposals or director nominees.
These restrictions and provisions could keep us from pursuing relationships with strategic partners and from raising additional capital, which could impede our ability to expand our business and strengthen our competitive position. These restrictions could also limit stockholder value by impeding a sale of the Company.
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
•any action asserting a claim against us arising pursuant to the DGCL; and
•any action asserting a claim against us that is governed by the internal affairs doctrine.
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
General Risks
Changes in tax laws may adversely affect us, and the IRS or a court may disagree with our tax positions, which may result in adverse effects on our business, financial condition, results of operations or cash flows.
There can be no assurance that future tax law changes will not increase the rate of the corporate income tax significantly; impose new limitations on deductions, credits or other tax benefits; or make other changes that may adversely affect the performance of an investment in our stock. Furthermore, there is no assurance that the IRS or a court will agree with the positions taken by us, in which case tax penalties and interest may be imposed that could adversely affect our business, financial condition, results of operations and cash flows.
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
Our business is dependent upon our employees being able to safely perform their jobs. If we experience workforce disruptions or periods where our employees are unable to safely perform their jobs for any reason, including as a result of illness (such as COVID-19) or restrictions put in place by governmental authorities, our business, financial condition, results of operations and cash flows could be adversely affected.
Increases in labor-related costs, including costs of medical and other employee health and welfare benefits, may reduce our profitability.
Inflationary pressures and shortages in the labor market have increased, and could continue to increase, our labor costs, which could negatively impact our profitability. With approximately 380 employees as of November 1, 2022, our profitability may be substantially affected by costs of medical and other health and welfare benefits for these employees. Although we try to control these costs, they can vary because of changes in healthcare laws and claims experience, which have the potential to increase the cost of providing medical and other employee health and welfare benefits. Any substantial increase could negatively affect our profitability. In addition, we continue to monitor the impact of the COVID-19 pandemic on labor-related costs. Any substantial increase in these costs could have a materially negative impact on our profitability.
If we are unable to continue to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, or our internal control over financial reporting is not effective, the reliability of our financial statements may be questioned, and the price of our common stock could suffer.
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
The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation to meet the detailed standards under the rules. During the course of its testing, our management may identify material weaknesses or significant deficiencies which may not be remedied in time to meet the deadlines imposed by SOX and SEC rules. If our management cannot favorably assess the effectiveness of our internal control over financial reporting or our independent registered public accounting firm identifies material weaknesses in our internal controls, investor confidence in our financial results may weaken and the price of our common stock may suffer. In addition, in the event we do not maintain effective internal control over financial reporting, we might fail to timely prevent or detect potential financial misstatements. As of September 30, 2022, management determined that our internal control over financial reporting was effective.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
Post provides us space for our principal executive offices in St. Louis, Missouri pursuant to the MSA among BellRing Inc., BellRing LLC, BellRing Intermediate Holdings, Inc. and Post. Our other administrative offices, as well as the warehousing, distribution and research and development facilities of our principal operations, are described below. While our products are primarily manufactured by third party contract manufacturers, we also own one manufacturing facility. For additional information regarding our third party manufacturing network, see “Business - Supply Chain” in Item 1 of this report.
We lease a research and development facility and administrative office in Emeryville, California. We also lease administrative offices in Dallas, Texas; Rogers, Arkansas; Munich, Germany and Worb, Switzerland. Through third party logistics firms, we lease warehouse space in Tagelswangen, Switzerland and a distribution center with warehouse space in Kleve, Germany. We also manufacture protein and energy bars and gels and conduct research and development through an owned facility in Voerde, Germany. Management believes our facilities generally are in good operating condition. In conjunction with our arrangements with third party contract manufacturers and our planned expansion of the same in response to demand for certain of our products exceeding our production capacity in both fiscal 2022 and 2021, management believes, taken as a whole, our facilities generally are suitable, adequate and of sufficient capacity for our current operations. See “Risk Factors” included in Item 1A of this report for more information about our supply chain.
ITEM 3.    LEGAL PROCEEDINGS
The information required under this Item 3 is set forth in Note 15 within “Notes to Consolidated Financial Statements” included in Part II, Item 8 of this report and is incorporated herein by this reference. For disclosure of environmental proceedings with a governmental entity as a party pursuant to Item 103(c)(3)(iii) of Regulation S-K, the Company has elected to disclose matters where the Company reasonably believes such proceeding would result in monetary sanctions, exclusive of interest and costs, of $1.0 million or more. Applying this threshold, there are no such environmental proceedings pending as of the filing date of this report or that were resolved during the three months ended September 30, 2022.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for Common Stock
Prior to March 10, 2022, our Class A common stock, $0.01 par value per share (“Old BellRing Class A Common Stock”) was traded on the New York Stock Exchange (the “NYSE”) under the trading symbol “BRBR.” On March 10, 2022, the outstanding shares of our Old BellRing Class A Common Stock were converted into BellRing common stock, $0.01 par value per share (“BellRing Common Stock”) and continued to trade on the NYSE under the trading symbol “BRBR”. For additional information, refer to Note 1 within “Notes to Consolidated Financial Statements” in Item 8 of this report. There were approximately 4,259 stockholders of record of our BellRing Common Stock as of November 14, 2022.
Dividends
We may not pay cash dividends on our BellRing Common Stock for the foreseeable future. Any future determination to pay dividends, and the amount and timing of any such payment, will be at the discretion of our Board of Directors and subject to, among other things, our compliance with applicable law, and depending on, among other things, our results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in our debt agreements, business prospects, our cash flow and liquidity position and other factors that our Board of Directors may deem relevant.
Equity Compensation Plan Information
The information required under this Item 5 concerning equity compensation plan information is set out below under Item 12 of this report and is incorporated herein by this reference.
Issuer Purchases of Equity Securities
The following table sets forth information with respect to repurchases of shares of our BellRing Common Stock during the three months ended September 30, 2022 and our BellRing Common Stock repurchase authorization.

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (b)
July 1, 2022 - July 31, 2022	35,674	$22.90	35,674	$46,823,871
August 1, 2022 - August 31, 2022	840,000	$23.16	840,000	$27,367,808
September 1, 2022 - September 30, 2022	88,823	$23.63	88,823	$25,268,721
Total	964,497	$23.20	964,497	$25,268,721
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

Performance Graph
The following performance graph compares the changes for the period beginning October 17, 2019, the first day our common stock began trading on the NYSE, through September 30, 2022 in the cumulative total value of $100 hypothetically invested in each of (i) our publically traded common stock (which included Old BellRing Class A Common Stock prior to March 10, 2022 and BellRing Common Stock subsequent to March 10, 2022); (ii) the Russell 2000 index; and (iii) the S&P 1500 Packaged Foods & Meats Index.

COMPARISON OF CUMULATIVE TOTAL RETURN *
Among BellRing Brands, Inc., the Russell 2000 Index and the S&P 1500 Packaged Foods & Meats Index

$200.00
$150.00
$100.00
$50.00
Oct 17, 2019
Mar 31, 2020
Sep 30, 2020
Mar 31, 2021
Sep 30, 2021
Mar 31, 2022
Sep 30, 2022
BellRing Brands, Inc.
Russell 2000 Index
S&P 1500 Packaged Foods & Meats Index

* $100 invested on October 17, 2019 in stock or index. The cumulative total return of our publicly traded common stock includes the reinvestment of $2.97 in cash paid to holders of our Old BellRing Class A Common Stock in addition to each share of Old BellRing Class A Common Stock converted into BellRing Common Stock on March 10, 2022. For additional information, refer to Note 1 within “Notes to Consolidated Financial Statements” in Item 8 of this report.
Performance Graph Data

	BellRing Brands, Inc. ($)	Russell 2000 Index ($)	S&P 1500 Packaged Foods & Meats Index ($)
10/17/2019	100.00	100.00	100.00
3/31/2020	103.33	75.32	92.23
9/30/2020	125.70	99.13	106.21
3/31/2021	143.09	146.74	114.69
9/30/2021	186.36	146.36	112.18
3/31/2022	155.97	138.20	124.90
9/30/2022	139.27	111.93	118.20
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
ITEM 6.    [RESERVED]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and capital resources of BellRing Brands, Inc. (formerly known as BellRing Distribution, LLC) (“BellRing”) and its consolidated subsidiaries. This discussion should be read in conjunction with the financial statements under Item 8 of this report and the “Cautionary Statement on Forward-Looking Statements” on page 1.
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
On March 10, 2022, BellRing converted into a Delaware corporation and changed its name to “BellRing Brands, Inc.”, and Post distributed an aggregate of 78.1 million, or 80.1%, of its shares of BellRing common stock, $0.01 par value per share (“BellRing Common Stock”) to Post shareholders of record as of the close of business, Central Time, on February 25, 2022 (the “Record Date”) in a pro-rata distribution (the “Distribution”). Post shareholders received 1.267788 shares of BellRing Common Stock for every one share of Post common stock held as of the Record Date. No fractional shares of BellRing Common Stock were issued, and instead, cash in lieu of any fractional shares was paid to Post shareholders.
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
Immediately following the Spin-off, Post owned 19.4 million shares, or 14.2%, of the BellRing Common Stock and Post shareholders owned approximately 57.3% of the BellRing Common Stock. The former Old BellRing stockholders owned approximately 28.5% of the BellRing Common Stock, maintaining their effective ownership in the Old BellRing business prior to the Spin-off. As a result of the Spin-off, the dual class voting structure in the BellRing business was eliminated, and Post’s remaining ownership did not represent a controlling interest in BellRing.
On August 11, 2022, Post transferred 14.8 million of its remaining shares of BellRing Common Stock to certain financial institutions in satisfaction of term loan obligations of Post, which reduced Post’s ownership of BellRing Common Stock to 3.4% as of September 30, 2022. In connection with this transaction, BellRing repurchased 0.8 million of the transferred shares from certain of the financial institutions.

BellRing incurred separation-related expenses of $14.5 million for the year ended September 30, 2022, in connection with the Spin-off. These expenses generally included third party costs for advisory services, fees charged by other service providers and government filing fees and were included in “Selling, general and administrative expenses” in the Consolidated Statements of Operations.
Unless otherwise indicated or the context otherwise requires, all references in this report to “BellRing,” “we,” “our,” “us,” “the Company” and “our Company” refer to Old BellRing and its consolidated subsidiaries during the periods prior to the Spin-off and us and our consolidated subsidiaries during the periods subsequent to the Spin-off. The term “Common Stock” generally refers to Old BellRing Class A Common Stock and Old BellRing Class B Common Stock during the periods prior to the Spin-off and to BellRing Common Stock during the periods subsequent to the Spin-off. The term “Net earnings available to Common Stockholders” generally refers to net earnings available to Old BellRing Class A common stockholders during the periods prior to the Spin-off and to net earnings available to BellRing common stockholders during the periods subsequent to the Spin-off.
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
•supply chain challenges, including labor shortages and equipment delays, which have delayed capacity expansion across the broader third party aseptic processing contract manufacturer network and are expected to continue into fiscal 2023; and
•increasing inflationary pressures, which are expected to continue into fiscal 2023, on the costs of ingredients and packaging materials and transportation.
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
As the overall economy continues to recover from the impact of the COVID-19 pandemic, input and freight inflation and input and labor availability are pressuring our supply chain. Lower than anticipated production and delays in capacity expansion across the broader third party contract manufacturer network have resulted in low shake inventory volumes and missed sales.

Service levels and fill rates remain below normal levels, and certain products have been placed on allocation. These factors are expected to improve but persist throughout fiscal 2023 and are dependent upon our contract manufacturer partners’ ability to deliver committed volumes, add capacity on expected timelines, retain manufacturing staff and rebuild inventory levels. Raw material, packaging and freight inflation has been widespread, rapid and significant, and has put downward pressure on profit margins. As a result, we have taken pricing actions on nearly all products. For additional discussion, refer to “Liquidity and Capital Resources” within this section, as well as “Cautionary Statement on Forward-Looking Statements”on page 1 of this report and “Risk Factors” in Part I of this report.
Items Affecting Comparability
During the years ended September 30, 2022, 2021 and 2020, net sales and/or operating profit were impacted by the following items:
•accelerated amortization expense of $29.9 million for the year ended September 30, 2021 related to the discontinuance of the Supreme Protein brand;
•restructuring and facility closure costs, including accelerated depreciation, of $0.3 million and $5.6 million related to the closing of our Dallas, Texas office and the downsizing of our Munich, Germany location during the years ended September 30, 2022 and 2021, respectively;
•separation-related expenses of $14.5 million, $0.2 million and $1.9 million for the years ended September 30, 2022, 2021 and 2020, respectively, in connection with our separation from Post; and
•$8.0 million of expense for the year ended September 30, 2022 related to provisions for legal matters. For additional information, refer to Note 15 within “Notes to Consolidated Financial Statements” in Item 8 of this report.
For further discussion, refer to “Results of Operations” within this section.
RESULTS OF OPERATIONS

	Fiscal 2022 compared to 2021				Fiscal 2021 compared to 2020
			favorable/(unfavorable)				favorable/(unfavorable)
dollars in millions	2022	2021	$ Change	% Change	2021	2020	$ Change	% Change
Net Sales	$1,371.5	$1,247.1	$124.4	10%	$1,247.1	$988.3	$258.8	26%

Operating Profit	$212.4	$168.0	$44.4	26%	$168.0	$164.0	$4.0	2%
Interest expense, net	49.2	43.2	(6.0)	(14)%	43.2	54.7	11.5	21%
Loss on extinguishment and refinancing of debt, net	17.6	1.6	(16.0)	(1,000)%	1.6	—	(1.6)	(100)%
Income tax expense	29.6	8.8	(20.8)	(236)%	8.8	9.2	0.4	4%
Less: Net earnings attributable to redeemable noncontrolling interest	33.7	86.8	53.1	61%	86.8	76.6	(10.2)	(13)%
Net Earnings Available to Common Stockholders	$82.3	$27.6	$54.7	198%	$27.6	$23.5	$4.1	17%
Net Sales
Fiscal 2022 compared to 2021
Net sales increased $124.4 million, or 10%, during the year ended September 30, 2022 compared to the prior year. Sales of Premier Protein products were up $75.2 million, or 7%, driven by higher average net selling prices. Average net selling prices increased in the year ended September 30, 2022 due to targeted price increases and decreased promotional spending. These positive impacts were partially offset by volume decreases of 8%, which were primarily the result of supply constraints and reduced demand-driving activity. Sales of Dymatize products were up $54.3 million, or 35%, driven by higher average net selling prices. Average net selling prices increased in the year ended September 30, 2022 due to targeted price increases and decreased promotional spending. These positive impacts were partially offset by volume decreases of 5%, which were driven by elasticities due to inflation-driven price increases and product discontinuations. Sales of all other products were down $5.1 million.

Fiscal 2021 compared to 2020
Net sales increased $258.8 million, or 26%, during the year ended September 30, 2021 compared to the prior year. Sales of Premier Protein products were up $207.8 million, or 25%, with volume up 24%. Volume increases were driven by higher RTD protein shake product volumes which primarily related to distribution gains for both existing and new products and strong velocities driven by promotional activity and category momentum. Sales of Dymatize products were up $47.4 million, or 43%, with volume up 29%. Volume increases were primarily driven by distribution gains for both existing and new products and strong velocities driven by category momentum and lower international and specialty channel volumes in the prior year, largely resulting from consumer reaction to the COVID-19 pandemic. Average net selling prices increased during the year ended September 30, 2021 due to a favorable product mix. Sales of all other products were up $3.6 million.
Operating Profit
Fiscal 2022 compared to 2021
Operating profit increased $44.4 million, or 26%, during the year ended September 30, 2022 compared to the prior year. This increase was primarily driven by higher net sales, due to higher average selling prices as previously discussed, reduced advertising costs of $16.5 million and lower restructuring and facility closure costs. In addition, prior year operating profit was negatively impacted by $29.9 million of accelerated amortization related to the discontinuance of the Supreme Protein brand. These positive impacts were partially offset by higher net product costs of $140.5 million due to unfavorable raw material, freight and manufacturing costs, higher costs related to the separation from Post of $14.3 million and higher expenses for legal matters of $8.0 million.
Fiscal 2021 compared to 2020
Operating profit increased $4.0 million, or 2%, during the year ended September 30, 2021 compared to the prior year. This increase was primarily driven by higher net sales, as previously discussed, and lower costs related to the separation from Post of $1.7 million. These positive impacts were partially offset by higher net product costs of $38.9 million due to unfavorable raw material, freight and manufacturing costs, accelerated amortization expense of $29.9 million related to the discontinuance of the Supreme Protein brand, restructuring and facility closure costs, including accelerated depreciation of $5.6 million, increased advertising costs of $6.1 million and higher employee-related costs.
Interest Expense, Net
Fiscal 2022 compared to 2021
Interest expense, net increased $6.0 million during the year ended September 30, 2022 compared to the prior year. This increase was primarily due to higher outstanding principal amounts of debt and a higher weighted-average interest rate compared to the prior year, partially offset by increased net hedging gains (compared to losses in the prior year period) of $3.8 million recognized on interest rate swaps. The weighted-average interest rate on our total outstanding debt increased to 6.2% for the year ended September 30, 2022 from 5.3% for the year ended September 30, 2021, driven by the issuance of our 7.00% Senior Notes during the second quarter of fiscal 2022.
Fiscal 2021 compared to 2020
Interest expense, net decreased $11.5 million during the year ended September 30, 2021 compared to the prior year primarily due to lower principal amounts of debt outstanding. In addition, the weighted-average interest rate on our total outstanding debt decreased to 5.3% for the year ended September 30, 2021 from 6.3% for the year ended September 30, 2020, driven by lower variable interest rates and the refinancing of our Term B Facility (as defined in “Liquidity and Capital Resources”) during the second quarter of fiscal 2021.
See Notes 14 and 12 within “Notes to Consolidated Financial Statements” for additional information on our debt and interest rate swaps, respectively.
Loss on Extinguishment and Refinancing of Debt, Net
During the year ended September 30, 2022, we recognized a $17.6 million loss related to the termination of our Old Credit Agreement (as defined in “Liquidity and Capital Resources”). This loss included (i) a $6.9 million write-off of unamortized discounts and debt extinguishment fees, (ii) a $6.1 million write-off of unamortized net hedging losses recorded within accumulated other comprehensive income or loss related to the Term B Facility and (iii) a $4.6 million write-off of debt issuance costs and deferred financing fees.
During the year ended September 30, 2021, we recognized $1.6 million of losses related to refinancing fees incurred in conjunction with the refinancing of our Term B Facility.
See Note 14 within “Notes to Consolidated Financial Statements” for additional information on our debt.

Income Tax Expense
Our effective income tax rate for fiscal 2022 was 20.3% compared to 7.1% for fiscal 2021 and 8.4% for fiscal 2020. The following table presents the reconciliation of income tax expense with amounts computed at the federal statutory tax rate.

	Year Ended September 30,
dollars in millions	2022	2021	2020
Computed tax (21%)	$30.6	$25.9	$23.0
Income tax expense attributable to redeemable noncontrolling interest	(7.6)	(19.5)	(16.2)
State income taxes, net of effect on federal tax	4.7	4.0	3.0
Transaction costs	2.0	—	(1.2)
Uncertain tax position	—	—	1.5
Other, net (none in excess of 5% of computed tax)	(0.1)	(1.6)	(0.9)
Income tax expense	$29.6	$8.8	$9.2
The increase in our effective income tax rate for fiscal 2022 compared to each of the prior years was primarily due to the change in tax expense allocation related to the Spin-off. After the Spin-off, the Company reported 100% of the income, gain, loss and deduction of BellRing LLC for U.S. federal, state and local income tax purposes, whereas in fiscal 2021 and 2020, the Company reported 28.8% of such activity.
LIQUIDITY AND CAPITAL RESOURCES
On March 10, 2022, in connection with the Transaction Agreement, we issued the 7.00% Senior Notes to Post as partial non-cash consideration for the Contribution in connection with the Distribution. Post subsequently delivered the 7.00% Senior Notes to certain financial institutions in satisfaction of term loan obligations of Post in an equal principal amount.
On March 10, 2022, in connection with the Transaction Agreement, we entered into a credit agreement (as amended, the “Credit Agreement”), which provides for a revolving credit facility in an aggregate principal amount of $250.0 million (the “Revolving Credit Facility”), with commitments to be made available to us in U.S. Dollars, Euros, and United Kingdom Pounds Sterling. The outstanding amounts under the Credit Agreement must be repaid on or before March 10, 2027.
Prior to the Transaction Agreement, BellRing LLC had entered into a credit agreement on October 21, 2019 (as subsequently amended, the “Old Credit Agreement”) which provided for debt facilities consisting of a $700.0 million term B loan facility (the “Term B Facility”) and a $200.0 million revolving credit facility (the “Old Revolving Credit Facility”). On March 10, 2022, with certain of the proceeds from the debt financing transactions described above, BellRing LLC repaid the aggregate outstanding principal balance of $519.8 million on the Term B Facility and terminated all obligations and commitments under the Old Credit Agreement.
During the year ended September 30, 2022, we borrowed $164.0 million under the Revolving Credit Facility and repaid $65.0 million under the Revolving Credit Facility. We had $151.0 million of borrowing capacity and no outstanding letters of credit under the Revolving Credit Facility as of September 30, 2022. Letters of credit are available under the Revolving Credit Facility in an aggregate amount of up to $20.0 million. The Credit Agreement provides for potential incremental revolving and term facilities at the Company’s request and at the discretion of the lenders or other persons providing such incremental facilities, in each case on terms to be determined, and also permits the Company to incur other secured or unsecured debt, in all cases subject to conditions and limitations on the amount as specified in the Credit Agreement.
During the year ended September 30, 2022, prior to the Spin-Off, we repurchased 0.8 million shares of Old BellRing Class A Common Stock at an average share price of $23.36 per share for a total cost of $18.1 million, including broker’s commissions. In connection with the Spin-off, 0.8 million shares of Old BellRing Class A Common Stock held in treasury stock immediately prior to the Merger effective time were cancelled pursuant to the Transaction Agreement. On May 23, 2022, our Board of Directors approved a $50.0 million share repurchase authorization with respect to the shares of BellRing Common Stock. Our prior share repurchase authorization for Old BellRing Class A Common Stock was no longer applicable subsequent to the Spin-off. During the year ended September 30, 2022, subsequent to the Spin-off, we repurchased 1.1 million shares of BellRing Common Stock at an average share price of $23.18 per share for a total cost of $24.7 million, including broker’s commissions.
For additional information on the Spin-off, Credit Agreement and share repurchases, see Notes 1, 14 and 17 within “Notes to Consolidated Financial Statements.”

We expect to generate positive cash flows from operations and believe our cash on hand, cash flows from operations and possible future credit facilities will be sufficient to satisfy our future working capital requirements, research and development activities, debt repayments, share repurchases and other financing requirements for the foreseeable future. Our asset-light business model requires modest capital expenditures, with annual capital expenditures over the last three fiscal years averaging less than 1% of net sales. No significant capital expenditures are planned for fiscal 2023. Our cash requirements under our various contractual obligations and commitments include:
•Debt Obligations and Interest Payments — See Note 14 within “Notes to Consolidated Financial Statements” for additional information on our debt and the timing of expected future principal and interest payments.
•Operating Leases — See Note 11 within “Notes to Consolidated Financial Statements” for additional information on our operating leases and the timing of expected future payments.
•Purchase Obligations — Purchase obligations are legally binding agreements to purchase goods, services or equipment that specify all significant terms, including: fixed or minimum quantities to be purchased and/or penalties imposed for failing to meet contracted minimum purchase quantities (such as “take-or-pay” contracts); fixed, minimum or variable price provisions; and the approximate timing of the transaction. As of September 30, 2022, the Company had total purchase commitments of $679.0 million (with $406.5 million due in fiscal 2023) which extend through fiscal 2027.
•Other liabilities – Other liabilities include obligations associated with certain employee benefit programs, general liability claim losses and provisions for legal matters, unrecognized tax benefits and various other long-term liabilities, all of which have some inherent uncertainty as to the amount and timing of payments and were reflected on our Consolidated Balance Sheet as of September 30, 2022.
Our ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures and other business risk factors. If we are unable to generate sufficient cash flows from operations, or otherwise to comply with the terms of our credit facilities, we may be required to seek additional financing alternatives. Additionally, we may seek to repurchase shares of our common stock. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
The following table shows select cash flow data, which is discussed below.

	Year Ended September 30,
dollars in millions	2022	2021	2020
Cash provided by (used in):
Operating activities	$21.0	$226.1	$97.2
Investing activities	(1.8)	(1.6)	(2.1)
Financing activities	(135.0)	(120.9)	(52.6)
Effect of exchange rate changes on cash and cash equivalents	(1.0)	0.3	0.7
Net (decrease) increase in cash and cash equivalents	$(116.8)	$103.9	$43.2
Operating Activities
Fiscal 2022 compared to 2021
Cash provided by operating activities for the year ended September 30, 2022 decreased $205.1 million compared to the prior year. The decrease was primarily driven by unfavorable changes related to an increase in inventory and fluctuations in the timing of sales and collections of trade receivables and purchases and payments of trade payables. Inventory increases were driven by input cost inflation, increased powder finished goods due to rebuilding inventory from supply-constrained levels at prior fiscal year end and increased raw material levels. Additionally, tax payments (net of refunds) increased by $22.6 million and interest payments increased by $9.3 million due to higher outstanding principal amounts of debt and a higher weighted-average interest rate as compared to the prior year period.

Fiscal 2021 compared to 2020
Cash provided by operating activities for the year ended September 30, 2021 increased $128.9 million compared to the prior year. The increase was primarily driven by favorable changes related to fluctuations in the timing of purchases and payments of trade payables and the decrease in the current year inventory balance due to higher net sales outpacing production levels. In addition, interest payments decreased $13.1 million compared to the prior year due to lower aggregate principal amounts outstanding under the Term B Facility and Old Revolving Credit Facility, as well as the refinancing of the Term B Facility. These positive impacts were partially offset by restructuring costs payments of $4.7 million and increased tax payments of $1.9 million.
Investing Activities
Fiscal 2022 compared to 2021
Cash used in investing activities for the year ended September 30, 2022 increased $0.2 million compared to the prior year, resulting from an increase in capital expenditures.
Fiscal 2021 compared to 2020
Cash used in investing activities for the year ended September 30, 2021 decreased $0.5 million compared to the prior year, resulting from a decrease in capital expenditures.
Financing Activities
Fiscal 2022
Cash used in financing activities for the year ended September 30, 2022 was $135.0 million. We repaid the outstanding principal balance of the Term B Facility of $609.9 million, repaid $65.0 million under the Revolving Credit Facility, and paid $115.5 million to Old BellRing Class A common stockholders pursuant to the Merger. In addition, we paid $11.9 million of debt issuance costs, debt extinguishment costs and deferred financing fees related to the issuance of the 7.00% Senior Notes and the Revolving Credit Facility, and we paid $42.8 million, including broker’s commissions, for the repurchase of Common Stock. We received $550.4 million of cash from Post in connection with the Spin-off, which was partially offset by cash distributions to Post prior to the Spin-off of $3.2 million related to quarterly tax distributions pursuant to BellRing LLC’s amended and restated limited liability company agreement (the “BellRing LLC Agreement”). Additionally, we borrowed $164.0 million under the Revolving Credit Facility.
Fiscal 2021
Cash used in financing activities for the year ended September 30, 2021 was $120.9 million. BellRing LLC drew an aggregate of $20.0 million under the Old Revolving Credit Facility, repaid $63.8 million on the principal balance of the Term B Facility and repaid $50.0 million on the Old Revolving Credit Facility during the year. In addition, BellRing LLC paid Post $24.6 million related to tax distributions pursuant to the BellRing LLC Agreement and state tax withholdings payments on behalf of Post.
Fiscal 2020
Cash used in financing activities for the year ended September 30, 2020 was $52.6 million. BellRing LLC received proceeds of $686.0 million, net of discount, related to the issuance of the Term B Facility and drew an aggregate of $195.0 million under the Old Revolving Credit Facility. In addition, we received $524.4 million from the issuance of the Old BellRing Class A Common Stock in conjunction with the IPO. BellRing LLC had net cash transfers of $32.1 million to Post which included cash deposits and borrowings prior to the IPO, tax distributions to Post pursuant to the BellRing LLC Agreement and state tax withholdings payments on behalf of Post. BellRing LLC also repaid the $1,225.0 million outstanding principal balance of a bridge loan assumed from Post in connection with the IPO, repaid $165.0 million on the Old Revolving Credit Facility and repaid $26.3 million on the principal balance of the Term B Facility. In connection with the issuance of BellRing LLC’s long-term debt, BellRing LLC paid $9.6 million in debt issuance costs and deferred financing fees.
Debt Covenants
The Credit Agreement contains customary affirmative and negative covenants applicable to us and our restricted subsidiaries for agreements of this type, including delivery of financial and other information; compliance with laws; maintenance of property, existence, insurance and books and records; inspection rights; obligation to provide collateral and guarantees by certain new subsidiaries; delivery of environmental reports; participation in an annual meeting with the agent and the lenders; further assurances; and limitations with respect to indebtedness, liens, fundamental changes, restrictive agreements, use of proceeds, amendments of organization documents, prepayments and amendments of certain indebtedness, dispositions of assets, acquisitions and other investments, sale leaseback transactions, changes in the nature of business, transactions with affiliates and dividends and redemptions or repurchases of stock. Under the terms of the Credit Agreement, we are also required to comply with a financial covenant requiring us to maintain a total net leverage ratio (as defined in the Credit Agreement) not to exceed 6.00:1.00, measured as of the last day of each fiscal quarter, which began with the fiscal quarter ending June 30, 2022. We were in compliance with the financial covenant as of September 30, 2022, and we do not believe non-compliance is reasonably likely in the foreseeable future.
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
COMMODITY TRENDS
We are exposed to price fluctuations primarily from purchases of ingredients and packaging materials, transportation costs and energy. Our principal ingredients are milk-based, whey-based and soy-based proteins, protein blends, sweeteners and vitamin and mineral blends. Our principal packaging materials consist of aseptic foil and plastic lined cardboard cartons, flexible and rigid plastic film and containers, beverage packaging and corrugate. These costs have been volatile in recent years, and future changes in such costs may cause our results of operations and our operating margins to fluctuate significantly. We manage the impact of cost increases, wherever possible, on commercially reasonable terms, by locking in prices on the quantities through purchase commitments required to meet our production requirements. In addition, we may attempt to offset the effect of increased costs by raising prices to our customers. However, for competitive reasons, we may not be able to pass along the full effect of increases in raw materials and other input costs as we incur them.
Inflationary pressures can also have an adverse effect on us through higher raw material and energy costs. We experienced inflationary headwinds across our business during the year ended September 30, 2022; however, these impacts were largely mitigated through sales price increases and cost savings measures, when possible. We expect inflationary pressures to continue into fiscal 2023, and this trend could have a materially adverse impact in the future if inflation rates were to significantly exceed our ability to achieve price increases or cost savings.
CURRENCY
Certain sales and costs of our foreign operations are denominated in the Euro. Consequently, profits from these operations are impacted by fluctuations in the value of this currency relative to the U.S. Dollar. We incur gains and losses within our stockholders’ equity due to the translation of our financial statements from foreign currencies into U.S. Dollars. Our income statement trends may be impacted by the translation of the income statements of our foreign operations into U.S. Dollars. The exchange rates used to translate our foreign sales into U.S. Dollars negatively affected net sales by less than 1% during the year ended September 30, 2022, and did not have a material impact to our operating profit or net earnings during the year ended September 30, 2022.
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
Our significant accounting policies are described in Note 2 within “Notes to Consolidated Financial Statements.” Our critical accounting estimates are those that involve a significant amount of estimation uncertainty and have a meaningful impact on the reporting of our financial condition and results of operations.
Revenue, Allowance for Trade Promotions — Many of our contracts with customers include some form of variable or fixed consideration. The most common forms of variable and fixed consideration are trade promotions, rebates and discount programs. Variable consideration is treated as a reduction of revenue at the time product revenue is recognized. Methodologies for determining these provisions are dependent on specific customer pricing and promotional practices, which range from contractually fixed percentage price reductions to reimbursement based on actual occurrence or performance. The majority of trade promotions are redeemed in the form of invoice credits against trade. However, the recognition of certain trade promotions requires significant management judgement regarding estimated purchase volumes and program participation. We review and update estimates of variable consideration quarterly. Uncertainties related to the estimates of variable consideration are resolved in a short time frame and do not require any additional constraint on variable consideration. Approximately 1% of our annual net sales represent variable consideration that will be resolved in the subsequent period. We do not believe that there will be significant changes to our estimates of variable consideration when any uncertainties are resolved with customers. However, significant changes in our estimates could have a material impact on our results of operations.
Income Tax — We estimate income tax expense based on income earned and taxed in various U.S. federal and state, as well as foreign, jurisdictions in accordance with our policy in Note 2 within “Notes to Consolidated Financial Statements.” We record valuation allowances to reduce deferred tax assets to the extent that it is more likely than not that the future benefits will not be realized. When assessing the need for valuation allowances, we consider future taxable income and ongoing prudent and feasible tax planning strategies. Should a change in circumstances lead to a change in judgment about the realizability of deferred tax assets in future years, we would adjust related valuation allowances in the period that the change in circumstances occurs, along with a corresponding adjustment to our provision for/(benefit from) income taxes.
We recognize tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities. The tax benefits recognized from such positions are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Our liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances, such as the progress of tax audits, new or emerging legislation and tax planning. The tax position will be de-recognized when it is no longer more likely than not of being sustained.
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
RECENTLY ISSUED AND ADOPTED ACCOUNTING STANDARDS
See Note 3 within “Notes to Consolidated Financial Statements” for a discussion regarding recently issued and adopted accounting standards.
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
Interest Rate Risk
Long-term debt
As of September 30, 2022, the Company had outstanding principal value indebtedness of $840.0 million related to its 7.00% Senior Notes and an aggregate principal amount of $99.0 million outstanding under its Revolving Credit Facility. As of September 30, 2021, BellRing LLC had an aggregate principal amount of $609.9 million outstanding on its Term B Facility. There were no amounts drawn under the Old Revolving Credit Facility as of September 30, 2021. Borrowings under the

Revolving Credit Facility bear, and borrowings under the Term B Facility and the Old Revolving Credit Facility bore, interest at variable rates.
As of September 30, 2022 and 2021, the fair value of the Company’s debt, excluding any borrowings under its revolving credit facilities, was $767.4 million and $613.8 million, respectively. Changes in interest rates impact fixed and variable rate debt differently. For fixed rate debt, a change in interest rates will only impact the fair value of the debt, whereas a change in the interest rates on variable rate debt will impact interest expense and cash flows. A hypothetical 10% decrease in interest rates would have increased the fair value of the fixed rate debt by approximately $17 million as of September 30, 2022. The Company did not have fixed rate debt as of September 30, 2021. Including the impact of interest rate swaps, a hypothetical 10% increase in interest rates would have had an immaterial impact on both interest expense and interest paid during both the years ended September 30, 2022 and 2021. For additional information regarding the Company’s debt, see Note 14 within “Notes to Consolidated Financial Statements.”
Interest rate swaps
As of September 30, 2021, the Company had interest rate swaps with a notional value of $350.0 million. A hypothetical 10% adverse change in interest rates would have had an immaterial impact on the fair value of the interest rate swaps as of September 30, 2021. As of September 30, 2022, the Company did not hold any interest rate swaps. For additional information regarding the Company’s interest rate swap contracts, see Note 12 within “Notes to Consolidated Financial Statements.”

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of BellRing Brands, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of BellRing Brands, Inc. and its subsidiaries (the “Company”) as of September 30, 2022 and 2021, and the related consolidated statements of operations, of comprehensive income, of stockholders' deficit and of cash flows for each of the three years in the period ended September 30, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Receivables, net- Allowance for Trade Promotions
As described in Note 2 to the consolidated financial statements, many of the Company's contracts with customers include some form of variable or fixed consideration. The most common forms of variable and fixed consideration are trade promotions, rebates and discount programs. These programs resulted in an allowance for trade promotions of $12.6 million which is reflected as a reduction of Receivables, net as of September 30, 2022. Variable consideration is treated as a reduction of revenue at the time product revenue is recognized. Methodologies for determining these provisions are dependent on specific customer pricing and promotional practices, which range from contractually fixed percentage price reductions to reimbursement based on actual occurrence or performance. The Company reviews and updates estimates of variable consideration each period. Uncertainties related to the estimates of variable consideration are resolved in a short time frame and do not require any additional constraint on variable consideration.
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
November 17, 2022

We have served as the Company's auditor since 2019.

BELLRING BRANDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Year Ended September 30,
	2022	2021	2020
Net Sales	$1,371.5	$1,247.1	$988.3
Cost of goods sold	949.7	860.9	650.3
Gross Profit	421.8	386.2	338.0
Selling, general and administrative expenses	189.7	167.1	151.8
Amortization of intangible assets	19.7	51.2	22.2
Other operating income, net	—	(0.1)	—
Operating Profit	212.4	168.0	164.0
Interest expense, net	49.2	43.2	54.7
Loss on extinguishment and refinancing of debt, net	17.6	1.6	—
Earnings before Income Taxes	145.6	123.2	109.3
Income tax expense	29.6	8.8	9.2
Net Earnings Including Redeemable Noncontrolling Interest	116.0	114.4	100.1
Less: Net earnings attributable to redeemable noncontrolling interest	33.7	86.8	76.6
Net Earnings Available to Common Stockholders	$82.3	$27.6	$23.5

Earnings per share of Common Stock:
Basic	$0.88	$0.70	$0.60
Diluted	$0.88	$0.70	$0.60

Weighted-Average shares of Common Stock Outstanding:
Basic	93.5	39.5	39.4
Diluted	93.8	39.7	39.5
 See accompanying Notes to Consolidated Financial Statements.

BELLRING BRANDS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended September 30,
	2022	2021	2020
Net Earnings Including Redeemable Noncontrolling Interest	$116.0	$114.4	$100.1
Hedging adjustments:
Net loss on derivatives	—	—	(10.4)
Reclassifications to net earnings	7.1	2.3	1.0
Foreign currency translation adjustments:
Unrealized foreign currency translation adjustments	(2.9)	(0.2)	1.4
Tax (expense) benefit on other comprehensive income (loss):
Net loss on derivatives	—	—	0.8
Reclassifications to net earnings	(0.4)	(0.2)	(0.2)
Total Other Comprehensive Income (Loss) Including Redeemable Noncontrolling Interest	3.8	1.9	(7.4)
Less: Comprehensive income attributable to redeemable noncontrolling interest	38.3	88.2	70.6
Total Comprehensive Income Available to Common Stockholders	$81.5	$28.1	$22.1
See accompanying Notes to Consolidated Financial Statements.

BELLRING BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	September 30,
	2022	2021
ASSETS
Current Assets
Cash and cash equivalents	$35.8	$152.6
Receivables, net	173.3	103.9
Inventories	199.8	117.9
Prepaid expenses and other current assets	12.4	13.7
Total Current Assets	421.3	388.1
Property, net	8.0	8.9
Goodwill	65.9	65.9
Intangible assets, net	203.3	223.1
Other assets	8.7	10.5
Total Assets	$707.2	$696.5

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Current portion of long-term debt	$—	$116.3
Accounts payable	93.8	91.9
Other current liabilities	49.7	43.1
Total Current Liabilities	143.5	251.3
Long-term debt	929.5	481.2
Deferred income taxes	2.2	7.6
Other liabilities	8.2	21.9
Total Liabilities	1,083.4	762.0
Commitments and Contingencies (See Note 15)
Redeemable noncontrolling interest	—	2,997.3
Stockholders’ Deficit
Preferred stock, $0.01 par value; 50,000,000 shares authorized, zero shares issued and outstanding in each year	—	—
Common stock, $0.01 par value
BellRing common stock; 500,000,000 and zero shares authorized, respectively; 136,362,928 and zero shares issued, respectively; 135,295,583 and zero shares outstanding, respectively	1.4	—
Class A common stock; zero and 500,000,000 shares authorized, respectively; zero and 39,510,430 shares issued and outstanding, respectively	—	0.4
Class B common stock; zero and 1 share authorized, issued and outstanding, respectively	—	—
Additional paid-in capital	7.0	—
Accumulated deficit	(355.6)	(3,059.7)
Accumulated other comprehensive loss	(4.3)	(3.5)
Treasury stock, at cost, 1,067,345 and zero shares, respectively	(24.7)	—
Total Stockholders’ Deficit	(376.2)	(3,062.8)
Total Liabilities and Stockholders’ Deficit	$707.2	$696.5
See accompanying Notes to Consolidated Financial Statements.

BELLRING BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended September 30,
	2022	2021	2020
Cash Flows from Operating Activities
Net earnings including redeemable noncontrolling interest	$116.0	$114.4	$100.1
Adjustments to reconcile net earnings including redeemable noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	21.3	53.7	25.3
Loss on extinguishment and refinancing of debt, net	17.6	1.6	—
Non-cash stock-based compensation expense	9.8	4.6	2.5
Deferred income taxes	(4.0)	(1.5)	(3.3)
Other, net	1.4	3.0	5.9
Other changes in operating assets and liabilities:
Increase in receivables	(70.7)	(21.0)	(14.2)
(Increase) decrease in inventories	(83.9)	32.4	(11.5)
Decrease (increase) in prepaid expenses and other current assets	1.1	(5.7)	(0.2)
Decrease in other assets	2.3	2.5	2.6
Increase (decrease) in accounts payable and other current liabilities	10.3	42.1	(12.1)
(Decrease) increase in non-current liabilities	(0.2)	—	2.1
Net Cash Provided by Operating Activities	21.0	226.1	97.2

Cash Flows from Investing Activities
Additions to property	(1.8)	(1.6)	(2.1)
Net Cash Used in Investing Activities	(1.8)	(1.6)	(2.1)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	164.0	20.0	881.0
Payment of merger consideration	(115.5)	—	—
Proceeds from issuance of common stock, net of issuance costs	—	—	524.4
Repayments of long-term debt	(674.9)	(113.8)	(1,416.3)
Purchases of treasury stock	(42.8)	—	—
Payments of debt issuance, extinguishment and refinancing costs and deferred financing fees	(11.9)	(1.6)	(9.6)
Distributions from (to) Post Holdings, Inc., net	547.2	(24.6)	(32.1)
Other, net	(1.1)	(0.9)	—
Net Cash Used in Financing Activities	(135.0)	(120.9)	(52.6)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(1.0)	0.3	0.7
Net (Decrease) Increase in Cash and Cash Equivalents	(116.8)	103.9	43.2
Cash and Cash Equivalents, Beginning of Year	152.6	48.7	5.5
Cash and Cash Equivalents, End of Year	$35.8	$152.6	$48.7

Supplemental noncash information:
Debt issued to Post Holdings, Inc. in connection with Spin-off	$840.0	$—	$—
    See accompanying Notes to Consolidated Financial Statements.

BELLRING BRANDS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(in millions)

	As Of and For The Year Ended September 30,
	2022	2021	2020
Preferred Stock
Beginning and end of year	$—	$—	$—
Common Stock
Beginning of year	0.4	0.4	—
Initial public offering issuance of common stock	—	—	0.4
Impact of Spin-off	1.0	—	—
End of year	1.4	0.4	0.4
Additional Paid-in Capital
Beginning of year	—	—	—
Activity under stock and deferred compensation plans	(0.9)	(0.8)	0.1
Non-cash stock-based compensation expense	9.8	4.6	2.5
Redemption value adjustment to redeemable noncontrolling interest	(1.9)	(3.8)	(2.6)
End of year	7.0	—	—
Accumulated Deficit
Beginning of year	(3,059.7)	(2,179.0)	—
Net earnings available to common stockholders	82.3	27.6	23.5
Distributions to Post Holdings, Inc.	(3.2)	(24.6)	(24.8)
Initial public offering issuance of common stock	—	—	(0.4)
Impact of initial public offering	—	—	(2,112.4)
Reclassification of net investment of Post Holdings, Inc.	—	—	524.4
Redemption value adjustment to redeemable noncontrolling interest	372.4	(883.7)	(589.3)
Impact of Spin-off	2,252.6	—	—
End of year	(355.6)	(3,059.7)	(2,179.0)
Net Investment of Post
Beginning of year	—	—	489.0
Net earnings attributable to Post Holdings, Inc.	—	—	5.5
Impact of Initial public offering	—	—	29.9
Reclassification of net investment of Post Holdings, Inc.	—	—	(524.4)
End of year	—	—	—
Accumulated Other Comprehensive Loss
Hedging Adjustments, net of tax
Beginning of year	(1.6)	(2.1)	—
Net change in hedges, net of tax	1.6	0.5	(2.1)
End of year	—	(1.6)	(2.1)
Foreign Currency Translation Adjustments
Beginning of year	(1.9)	(1.9)	(2.6)
Foreign currency translation adjustments	(2.4)	—	0.7
End of year	(4.3)	(1.9)	(1.9)
Treasury Stock
Beginning of year	—	—	—
Purchases of treasury stock	(42.8)	—	—
Impact of Spin-off	18.1	—	—
End of year	(24.7)	—	—
Total Stockholders’ Deficit	$(376.2)	$(3,062.8)	$(2,182.6)

Preferred Stock, shares
Beginning and end of year	—	—	—
Common Stock, shares
Beginning of year	39.5	39.4	—
Initial public offering issuance of common stock	—	—	39.4
Activity under stock and deferred compensation plans	0.2	0.1	—
Impact of Spin-off	97.5	—	—
Purchases of treasury stock	(1.9)	—	—
End of year	135.3	39.5	39.4
See accompanying Notes to Consolidated Financial Statements.

BELLRING BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share information or where indicated otherwise)
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
During the second quarter of fiscal 2022, Post completed its previously announced distribution of 80.1% of its ownership interest in BellRing Brands, Inc. (formerly known as BellRing Distribution, LLC) (“BellRing”) to Post’s shareholders. On March 9, 2022, pursuant to the Transaction Agreement and Plan of Merger, dated as of October 26, 2021 (as amended by Amendment No.1 to the Transaction Agreement and Plan of Merger, dated as of February 28, 2022, the “Transaction Agreement”), by and among Post, Old BellRing, BellRing and BellRing Merger Sub Corporation, a wholly-owned subsidiary of BellRing (“BellRing Merger Sub”), Post contributed its share of Old BellRing Class B common stock, $0.01 par value per share (“Old BellRing Class B Common Stock”), all of its BellRing LLC units and $550.4 of cash to BellRing (collectively, the “Contribution”) in exchange for certain limited liability company interests of BellRing (prior to the conversion of BellRing into a Delaware corporation) and the right to receive $840.0 in aggregate principal amount of BellRing’s 7.00% Senior Notes (as defined in Note 14).
On March 10, 2022, BellRing converted into a Delaware corporation and changed its name to “BellRing Brands, Inc.”, and Post distributed an aggregate of 78.1 million, or 80.1%, of its shares of BellRing common stock, $0.01 par value per share (“BellRing Common Stock”) to Post shareholders of record as of the close of business, Central Time, on February 25, 2022 (the “Record Date”) in a pro-rata distribution (the “Distribution”). Post shareholders received 1.267788 shares of BellRing Common Stock for every one share of Post common stock held as of the Record Date. No fractional shares of BellRing Common Stock were issued, and instead, cash in lieu of any fractional shares was paid to Post shareholders.
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
Immediately following the Spin-off, Post owned 19.4 million shares, or 14.2%, of the BellRing Common Stock and Post shareholders owned approximately 57.3% of the BellRing Common Stock. The former Old BellRing stockholders owned approximately 28.5% of the BellRing Common Stock, maintaining the same effective percentage ownership interest in the Old BellRing business as prior to the Spin-off. As a result of the Spin-off, the dual class voting structure in the BellRing business was eliminated, and Post’s remaining ownership did not represent a controlling interest in BellRing.
On August 11, 2022, Post transferred 14.8 million of its remaining shares of BellRing Common Stock to certain financial institutions in satisfaction of certain debt obligations of Post, which reduced Post’s ownership of BellRing Common Stock to 3.4% as of September 30, 2022. In connection with this transaction, BellRing repurchased 0.8 million of the transferred shares from certain of the financial institutions.
The Company incurred separation-related expenses of $14.5, $0.2 and $1.9 for the years ended September 30, 2022, 2021 and 2020, respectively, in connection with its separation from Post. These expenses generally included third party costs for advisory services, fees charged by other service providers and government filing fees and were included in “Selling, general and administrative expenses” in the Consolidated Statements of Operations.
Unless otherwise indicated or the context otherwise requires, all references in this report to “the Company” refer to Old BellRing and its consolidated subsidiaries during the periods prior to the Spin-off and BellRing and its consolidated subsidiaries during the periods subsequent to the Spin-off. The term “Common Stock” generally refers to Old BellRing Class A Common Stock and Old BellRing Class B Common Stock during the periods prior to the Spin-off and to BellRing Common Stock during the periods subsequent to the Spin-off. The term “Net earnings available to Common Stockholders” generally refers to net earnings available to Old BellRing Class A common stockholders during the periods prior to the Spin-off and to net earnings available to BellRing common stockholders during the periods subsequent to the Spin-off.
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
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation — For the period prior to the IPO, the consolidated financial statements present the consolidated results of operations, comprehensive income, financial position, cash flows and stockholders’ equity of the active nutrition business of Post. Certain Post corporate expenses were allocated to the Company for the period prior to the IPO.
For the periods subsequent to the IPO and prior to the Spin-off, the financial results of BellRing LLC and its subsidiaries were consolidated with Old BellRing, and a portion of the consolidated net earnings of BellRing LLC was allocated to the redeemable noncontrolling interest (the “NCI”). The calculation of the NCI was based on Post’s ownership percentage of BellRing LLC units during each period between the IPO and the Spin-off, and reflected the entitlement of Post to a portion of the consolidated net earnings of BellRing LLC during such periods.
For the period subsequent to the Spin-off, Post’s remaining ownership of BellRing no longer represented a NCI to the Company (see Note 6). All intercompany balances and transactions have been eliminated. See Note 5 for further information on transactions with Post included in these financial statements.
Use of Estimates and Allocations — The consolidated financial statements of the Company are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which require certain elections as to accounting policy, estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the dates of the financial statements and the reported amount of net revenues and expenses during the reporting periods. Significant accounting policy elections, estimates and assumptions include, among others, allowance for trade promotions and income taxes. Actual results could differ from those estimates.
Cash Equivalents — Cash equivalents include all highly liquid investments with original maturities of less than three months. At September 30, 2022 and 2021, the Company had $35.8 and $152.6, respectively, in available cash, of which 20.9% and 5.5%, respectively, was outside of the United States (the “U.S.”). The Company’s intention is to reinvest these funds indefinitely.
Receivables — Receivables are reported at net realizable value. This value includes appropriate allowances for credit losses, cash discounts and other amounts which the Company does not ultimately expect to collect. To calculate the allowance for credit losses, the Company estimates uncollectible amounts based on a review of past due balances, historical loss information and an evaluation of customer accounts for potential future losses. A receivable is considered past due if payments have not been received within the agreed upon invoice terms. Receivables are written off against the allowance when deemed to be uncollectible based upon the Company’s evaluation of the customer’s solvency. As of September 30, 2022 and 2021, the Company did not have off-balance sheet credit exposure related to its customers.
Inventories — Inventories are generally valued at the lower of average cost (determined on a first-in, first-out basis) or net realizable value. Reported amounts have been reduced by a write-down for obsolete product and packaging materials based on a review of inventories on hand compared to estimated future usage and sales.
Restructuring Expenses — Restructuring charges principally consist of severance and other employee separation costs. The Company recognizes restructuring obligations and liabilities for exit and disposal activities at fair value in the period the liability is incurred. Employee severance costs are expensed when they become probable and reasonably estimable under established severance plans. Restructuring charges were included in “Selling, general and administrative expenses” in the Consolidated Statement of Operations. The Company incurred restructuring charges of $4.7 during the year ended September 30, 2021. No restructuring charges were incurred during the years ended September 30, 2022 or 2020.

Property — Property is recorded at cost, and depreciation expense is generally provided on a straight-line basis over the estimated useful life of the property. Estimated useful lives range from 2 to 13 years for machinery and equipment; 1 to 33 years for buildings, building improvements and leasehold improvements; and 1 to 3 years for software. Total depreciation expense was $1.6, $2.5 and $2.9 in fiscal 2022, 2021 and 2020, respectively. Any gains and losses incurred on the sale or disposal of assets are included in “Other operating income, net” in the Consolidated Statement of Operations. Repair and maintenance costs incurred in connection with on-going and planned major maintenance activities are accounted for under the direct expensing method. Property consisted of:

	September 30,
	2022	2021
Land and land improvements	$0.7	$0.8
Buildings and leasehold improvements	5.4	5.5
Machinery and equipment	12.6	12.6
Software	2.3	2.1
Construction in progress	0.5	0.6
	21.5	21.6
Accumulated depreciation	(13.5)	(12.7)
Property, net	$8.0	$8.9
As of both September 30, 2022 and 2021, the majority of the Company’s tangible long-lived assets were located in Europe and had a net carrying value of $6.0 and $6.6, respectively; the remainder were located in the U.S.
Goodwill — Goodwill represents the excess of the cost of acquired businesses over the fair market value of their identifiable net assets. The Company conducts a goodwill impairment assessment during the fourth quarter of each fiscal year following the annual forecasting process, or more frequently if facts and circumstances indicate that goodwill may be impaired. The goodwill impairment assessment performed may be either qualitative or quantitative; however, if adverse qualitative trends are identified that could negatively impact the fair value of the business, a quantitative goodwill impairment test is performed. The goodwill impairment qualitative assessment requires an analysis to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount.
If adverse qualitative trends are identified that could negatively impact the fair value of the business, a quantitative goodwill impairment test is performed. The quantitative goodwill impairment test requires an entity to compare the fair value of each reporting unit with its carrying amount. The estimated fair value is determined using a combined income and market approach with a greater weighting on the income approach. The income approach is based on discounted future cash flows and requires significant assumptions, including estimates regarding future revenue, profitability, capital requirements and discount rate. The market approach is based on a market multiple (revenue and EBITDA, which stands for earnings before interest, income taxes, depreciation and amortization) and requires an estimate of appropriate multiples based on market data. In fiscal 2022, 2021 and 2020, the Company performed a qualitative test and determined there were no indicators, including adverse trends in the business, that would indicate it was more likely than not that the fair value of each reporting unit was less than its carrying amount. The Company last performed a quantitative test in fiscal 2019.
The Company did not record a goodwill impairment charge at September 30, 2022, 2021 or 2020, as all reporting units with goodwill passed the qualitative impairment test.
The components of “Goodwill” on the Consolidated Balance Sheets at both the beginning and end of the years ended September 30, 2022 and 2021 are presented in the following table.

Goodwill, gross	$180.7
Accumulated impairment losses	(114.8)
Goodwill	$65.9

Intangible Assets — Intangible assets consist primarily of definite-lived customer relationships, trademarks and brands. Amortization expense related to definite-lived intangible assets, which is provided on a straight-line basis (as it approximates the economic benefit) over the estimated useful lives of the assets, was $19.7, $51.2 and $22.2 in fiscal 2022, 2021 and 2020, respectively. For the definite-lived intangible assets recorded as of September 30, 2022, amortization expense of $19.4 is expected in each of the next five fiscal years. Intangible assets consisted of:

	September 30, 2022			September 30, 2021
	Carrying Amount	Accumulated Amortization	Net Amount	Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	$178.3	$(84.9)	$93.4	$178.6	$(75.3)	$103.3
Trademarks and brands	195.1	(85.2)	109.9	195.1	(75.3)	119.8
Other intangible assets	3.1	(3.1)	—	3.1	(3.1)	—
Intangible assets, net	$376.5	$(173.2)	$203.3	$376.8	$(153.7)	$223.1
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
Recoverability of Assets — The Company continually evaluates whether events or circumstances have occurred which might impair the recoverability of the carrying value of its assets, including property, identifiable intangibles, goodwill and right-of-use (“ROU”) assets. Definite-lived assets (groups) are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of an asset (group) may not be recoverable or the estimated useful life is no longer appropriate. The Company groups assets at the lowest level for which cash flows are separately identifiable. If circumstances require that a definite-lived asset (group) be tested for possible impairment, the Company will compare the undiscounted cash flows expected to be generated by the asset (group) to the carrying amount of the asset (group). If the carrying amount of the asset (group) is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount of the asset (group) exceeds its fair value. There were no indicators, including adverse trends in the business, that indicated that the carrying value of the Company’s definite-lived assets (groups) were not recoverable in fiscal 2022, 2021 or 2020.
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
For cash flow hedges, gains and losses are recorded in other comprehensive income (“OCI”) and are reclassified to the Consolidated Statements of Operations in conjunction with the recognition of the underlying hedged item. Changes in the fair value of derivatives that are not designated for hedge accounting are recognized immediately in the Consolidated Statements of Operations. Cash flows from derivatives that are accounted for as hedges and cash flows from derivatives that are not designated as hedges are classified in the same category on the Consolidated Statements of Cash Flows as the items being hedged or on a basis consistent with the nature of the instruments.
Leases — The Company leases office space, certain warehouses and equipment primarily through operating lease agreements. The Company has no material finance lease agreements. The Company determines if an arrangement is a lease at its inception. When the arrangements include lease and non-lease components, the Company accounts for them as a single lease component. Leases with an initial term of less than 12 months are not reported on the balance sheet, but rather are recognized as lease expense on a straight-line basis over the lease term. Arrangements may include options to extend or terminate the lease arrangement. These options are included in the lease term used to establish ROU assets and lease liabilities when it is reasonably certain they will be exercised. The Company will reassess expected lease terms based on changes in circumstances that indicate options may be more or less likely to be exercised.
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
For lease arrangements that do not provide an implicit interest rate, an incremental borrowing rate (“IBR”) is applied in determining the present value of future payments. The Company’s IBR is selected based upon information available at the lease commencement date.
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
Net Investment of Post — Net Investment of Post on the Consolidated Statements of Stockholders’ Deficit represents Post’s historical investment in its active nutrition business, its accumulated net income and the net effect of the transactions with and allocations from Post prior to the IPO.
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
Many of the Company’s contracts with customers include some form of variable or fixed consideration. The most common forms of variable and fixed consideration are trade promotions, rebates and discount programs. As of September 30, 2022 and 2021, these programs resulted in an allowance for trade promotions of $12.6 and $19.4, respectively, which were recorded as a reduction of “Receivables, net” on the Consolidated Balance Sheets. Variable consideration is treated as a reduction of revenue at the time product revenue is recognized. Methodologies for determining these provisions are dependent on specific customer pricing and promotional practices, which range from contractually fixed percentage price reductions to reimbursement based on actual occurrence or performance. The Company does not believe that there will be significant changes to its estimates of variable consideration when any uncertainties are resolved with customers. The Company reviews and updates estimates of variable consideration each period. Uncertainties related to the estimates of variable consideration are resolved in a short time frame and do not require any additional constraint on variable consideration. The majority of trade promotions are redeemed in the form of invoice credits against trade receivables.
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
Cost of Goods Sold — Cost of goods sold includes, among other things, inbound and outbound freight costs and depreciation expense related to assets used in production, while storage and other warehousing costs are included in “Selling, general and administrative expenses” in the Consolidated Statements of Operations. Storage and other warehousing costs totaled $16.6, $17.0 and $17.4 in fiscal 2022, 2021 and 2020, respectively.
Advertising — Advertising costs are expensed as incurred, except for costs of producing media advertising such as television commercials or magazine and online advertisements, which are deferred until the first time the advertising takes place and amortized over the period the advertising runs. The amounts reported as assets on the Consolidated Balance Sheets as “Prepaid expenses and other current assets” were immaterial as of both September 30, 2022 and 2021.
Stock-based Compensation — Prior to the IPO, the Company’s employees had solely participated in Post’s stock-based compensation plans. Stock-based compensation expense under Post’s stock-based compensation plans had been allocated to the Company based on the awards and terms previously granted to its employees. Prior to and subsequent to the Spin-off, all awards outstanding under Post’s stock-based compensation plans continued to vest and the Company recorded stock based-

compensation expense related to those awards. Subsequent to the IPO, the Company’s employees also began to participate in the Company’s 2019 Long-Term Incentive Plan.
The Company recognizes the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of the equity or liability award. For liability awards, the fair market value is remeasured at each quarterly reporting period. The cost for equity and liability awards is recognized ratably over the period during which an employee is required to provide service in exchange for the award — the requisite service period (usually the vesting period). Any forfeitures of stock-based awards are recorded as they occur. See Note 16 for disclosures related to stock-based compensation.
Income Tax Expense — Income tax expense is estimated based on income taxes in each jurisdiction and includes the effects of both current tax exposures and the temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These temporary differences result in deferred tax assets and liabilities. A valuation allowance is established against the related deferred tax assets to the extent that it is not “more likely than not” that the future benefits will be realized. Reserves are recorded for estimated exposures associated with the Company’s tax filing positions, which are subject to periodic audits by governmental taxing authorities. Interest incurred due to an underpayment of income taxes is classified as income tax expense.
Immediately prior to the Spin-off, Old BellRing held 28.5% of the economic interest in BellRing LLC (see Note 1), which, as a result of the IPO and formation transactions, was treated as a partnership for U.S. federal income tax purposes. As a partnership, BellRing LLC was itself generally not subject to U.S. federal income tax under current U.S. tax laws. Old BellRing was subject to U.S. federal income taxes, in addition to state and local income taxes, with respect to its 28.5% distributive share of the items of income, gain, loss and deduction of BellRing LLC. Old BellRing was also subject to taxes in foreign jurisdictions. Subsequent to the Spin-off, the Company reported 100% of the income, gain, loss and deduction of BellRing LLC for U.S. federal, state, and local income tax purposes. See Note 7 for disclosures related to income taxes.
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
In October 2021, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.” This ASU requires a company to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASU No. 2014-19, “Revenue from Contracts with Customers (Topic 606)” as if it had originated the contracts. The Company early adopted this ASU as of October 1, 2021 on a prospective basis, as permitted by the ASU. The adoption of this ASU had no impact on the Company’s consolidated financial statements or related disclosures.
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

NOTE 4 — REVENUE
The following table presents net sales by product.

	Year Ended September 30,
	2022	2021	2020
Shakes and other beverages	$1,084.0	$1,014.2	$810.1
Powders	242.2	178.6	121.7
Nutrition bars	36.0	45.2	49.3
Other	9.3	9.1	7.2
Net Sales	$1,371.5	$1,247.1	$988.3
The Company’s external revenues were primarily generated by sales within the U.S.; foreign sales were 11.3%, 11.7% and 11.1% of total fiscal 2022, 2021 and 2020 net sales, respectively. The largest concentration of foreign sales in fiscal 2022 was within Canada, which accounted for 35.4% of total foreign sales. The largest concentration of foreign sales in fiscal 2021 and 2020 was within Europe (with no individual countries within Europe accounting for a significant portion of total foreign sales), which accounted for 34.1% and 41.5% of total foreign net sales, respectively. Sales are attributed to individual countries based on the address to which the product is shipped.
Two customers individually accounted for more than 10% of total net sales in each of the years ended September 30, 2022, 2021 and 2020. One customer accounted for 31.9%, 31.5% and 31.6% of total net sales in the years ended September 30, 2022, 2021 and 2020, respectively. The other customer accounted for 31.6%, 33.8% and 35.7% of total net sales in the years ended September 30, 2022, 2021 and 2020, respectively.
NOTE 5 — RELATED PARTY TRANSACTIONS
Immediately prior to the Spin-off, Post held 97.5 million BellRing LLC units, equal to 71.5% of the economic interest in BellRing LLC, and one share of Old BellRing Class B Common Stock, which represented 67% of the combined voting power of Old BellRing. Immediately following the Spin-off, Post owned 19.4 million shares, or 14.2%, of the BellRing Common Stock. On August 11, 2022, Post transferred 14.8 million of its remaining shares of BellRing Common Stock to certain financial institutions in satisfaction of debt obligations of Post, which reduced Post’s ownership of BellRing Common Stock to 3.4% as of September 30, 2022. Both prior to and subsequent to the Spin-off, transactions with Post were considered related party transactions.
The Company sells certain products to, purchases certain products from and licenses certain intellectual property to and from Post and its subsidiaries based upon pricing governed by agreements between the Company and Post and its subsidiaries, consistent with prices of similar arm's-length transactions. During each of the years ended September 30, 2022, 2021 and 2020, net sales to and royalties paid to and received from Post and its subsidiaries were immaterial.
The Company incurred separation-related expenses of $14.5, $0.2 and $1.9 for the years ended September 30, 2022, 2021 and 2020, respectively, in connection with its separation from Post. Separation-related expenses were included in “Selling, general and administrative expenses” in the Consolidated Statements of Operations.
The Company has a series of agreements with Post which are intended to govern the ongoing relationship between the Company and Post. Prior to the Spin-off, these agreements included the amended and restated limited liability company agreement of BellRing LLC (the “BellRing LLC Agreement”), an employee matters agreement, an investor rights agreement, a tax matters agreement, a tax receivable agreement and a master service agreement, among others. In connection with the Spin-off, the Company and Post amended and restated the master services agreement (the “MSA”) and the employee matters agreement and entered into a new tax matters agreement (the “Tax Matters Agreement”). The previous investor rights agreement between the Company and Post was terminated, and the Company and Post entered into a new registration rights agreement. Under certain of these agreements, the Company incurs expenses payable to Post in connection with certain administrative services provided for varying lengths of time. The Company had immaterial receivables with Post at both September 30, 2022 and 2021 related to sales with Post and its subsidiaries. The Company had $1.4 and $2.2 of payables with Post at September 30, 2022 and 2021, respectively, related to MSA fees and pass-through charges owed by the Company to Post, as well as related party purchases, which were recorded in “Accounts payable,” on the Consolidated Balance Sheets.
The MSA
The Company uses certain functions and services performed by Post under the MSA. These functions and services include finance, internal audit, treasury, information technology support, insurance and tax matters, the use of office and/or data center space, payroll processing services and tax compliance services. Prior to the Spin-off, Post also provided legal services to the

Company. The MSA was amended and restated upon completion of the Spin-off to provide for similar services following the Spin-off and such other services as BellRing and Post may agree. During the years ended September 30, 2022, 2021 and 2020, MSA fees were $4.6, $2.2 and $2.2, respectively. MSA fees were reported in “Selling, general and administrative expenses” in the Consolidated Statements of Operations.
Stock Based Compensation
The Company incurred pass-through charges from Post relating to stock-based compensation for employees participating in Post’s stock-based compensation plans. During the years ended September 30, 2022, 2021 and 2020, stock-based compensation expense related to Post’s stock-based compensation plans was $1.0, $2.6 and $3.9, respectively. See Note 16 for further information related to Post’s stock-based compensation plans. Stock-based compensation expense was reported in “Selling, general and administrative expenses” in the Consolidated Statements of Operations.
Tax Agreements
Prior to the Spin-off, BellRing LLC made payments to Post related to quarterly tax distributions and state corporate tax withholdings made pursuant to the terms of the BellRing LLC Agreement. During the years ended September 30, 2022, 2021 and 2020, BellRing LLC paid $3.2, $20.4 and $21.4, respectively, to Post related to quarterly tax distributions and zero, $4.2 and $3.4, respectively, for state corporate tax withholdings on behalf of Post.
Based on the provisions of the tax receivable agreement prior to the Spin-off, Old BellRing paid Post (or certain of its transferees or other assignees) 85% of the amount of cash savings, if any, in U.S. federal income tax, as well as state and local income tax and franchise tax (using an assumed tax rate) and foreign tax that Old BellRing realized (or, in some circumstances, was deemed to have realized) as a result of (a) the increase in the tax basis of assets of BellRing LLC attributable to (i) the redemption of Post’s (or certain transferees’ or assignees’) BellRing LLC units for shares of Old BellRing Class A Common Stock or cash, (ii) deemed sales by Post (or certain of its transferees or assignees) of BellRing LLC units or assets to Old BellRing (iii) certain actual or deemed distributions from BellRing LLC to Post (or certain transferees or assignees) and (iv) certain formation transactions, (b) disproportionate allocations of tax benefits to Old BellRing as a result of Section 704(c) of the Internal Revenue Code and (c) certain tax benefits (e.g., imputed interest, basis adjustments, etc.) attributable to payments under the tax receivable agreement.
Amount payable to Post related to the tax receivable agreement of $0.1 were recorded to “Accounts Payable” on the Consolidated Balance Sheet at September 30, 2022. Amounts payable to Post related to the tax receivable agreement of $0.3 and $10.2 were recorded to “Accounts Payable” and “Other liabilities,” respectively, on the Consolidated Balance Sheet at September 30, 2021.
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
Pursuant to the Tax Matters Agreement, BellRing is expected to indemnify Post for (i) all taxes for which BellRing is responsible (as described in the Tax Matters Agreement) and (ii) all taxes incurred by reason of certain actions or events, or by reason of any breach by BellRing or any of its subsidiaries of any of their respective representations, warranties or covenants under the Tax Matters Agreement that, in each case, affect the intended tax-free treatment of the Spin-off. Additionally, Post is expected to indemnify BellRing for the (i) taxes for which Post is responsible (as described in the Tax Matters Agreement) and (ii) taxes attributable to a failure of the Spin-off to qualify as tax-free, to the extent incurred by any action or failure to take any action within the control of Post. There were no amounts paid under the Tax Matters Agreement during the year ended September 30, 2022.
Reimbursement Agreement and Co-Packing Agreement
In the first quarter of fiscal 2022, Premier Nutrition, a subsidiary of the Company, and Michael Foods, Inc. (“MFI”), a subsidiary of Post, entered into a reimbursement agreement relating to MFI’s acquisition and development of property intended to be used as an aseptic processing plant for MFI or another subsidiary of Post to produce RTD shakes for Premier Nutrition (the “Reimbursement Agreement”). Pursuant to the Reimbursement Agreement, prior to the execution of a definitive agreement governing such production of RTD shakes for Premier Nutrition, Premier Nutrition would reimburse MFI for certain costs and expenses incurred in the acquisition and development of property for the processing plant. During the year ended September 30, 2022, Premier Nutrition did not reimburse MFI for any amounts under the Reimbursement Agreement and the Reimbursement Agreement terminated by its terms on September 30, 2022. On September 30, 2022, Premier Nutrition entered into a Co-Packing Agreement with Comet Processing, Inc. (“Comet”), a wholly-owned subsidiary of Post. Under the Co-Packing

Agreement, Comet Processing will manufacture for Premier Nutrition, and Premier Nutrition will purchase from Comet, certain RTD shakes. During the year ended September 30, 2022, Premier Nutrition made no payments to Comet pursuant to the Co-Packing Agreement.
NOTE 6 — REDEEMABLE NONCONTROLLING INTEREST
At both September 30, 2021 and 2020, Post held 97.5 million BellRing LLC units equal to 71.2% of the economic interest in BellRing LLC, and immediately prior to the Spin-off, Post held 97.5 million BellRing LLC units equal to 71.5% of the economic interest in BellRing LLC. Prior to the Spin-off, Post had the right to redeem BellRing LLC units for, at BellRing LLC’s option (as determined by its Board of Managers), (i) shares of Old BellRing Class A Common Stock, at an initial redemption rate of one share of Old BellRing Class A Common Stock for one BellRing LLC unit, subject to customary redemption rate adjustments for stock splits, stock dividends and reclassification or (ii) cash (based on the market price of the shares of Old BellRing Class A Common Stock).
Post’s ownership of BellRing LLC units prior to the Spin-off represented a NCI to the Company, which was classified outside of permanent stockholders’ equity as the BellRing LLC units were redeemable at the option of Post, through Post’s ownership of the Company’s Class B Common Stock (see Note 1). The carrying amount of the NCI was the greater of: (i) the initial carrying amount, increased or decreased for the NCI’s share of net income or loss, other comprehensive income or loss and distributions or dividends or (ii) the redemption value. As of September 30, 2021, the carrying amount of the NCI was recorded at its redemption value of $2,997.3. Changes in the redemption value of the NCI were recorded to “Additional paid-in capital”, to the extent available, and “Accumulated deficit” on the Consolidated Balance Sheets.
At both September 30, 2021 and 2020, Old BellRing owned 28.8% of the outstanding BellRing LLC units, and immediately prior to the Spin-off, Old BellRing owned 28.5% of the outstanding BellRing LLC units. Prior to the Spin-off, the financial results of BellRing LLC and its subsidiaries were consolidated with Old BellRing, and the portion of the consolidated net earnings of BellRing LLC to which Post was entitled was allocated to the NCI during each period.
Immediately following the Spin-off and as of September 30, 2022, Post owned 14.2% and 3.4%, respectively, of the BellRing Common Stock, which did not represent a controlling interest in the Company. As a result of the Spin-off, the carrying amount of the NCI was reduced to zero immediately following the Spin-off.
The following table summarizes the changes to the Company’s NCI. The period as of and for the year ended September 30, 2020 represents the period beginning October 21, 2019, the effective date of the IPO, and ending September 30, 2020 (see Note 1).

	As Of and For The Year Ended September 30,
	2022	2021	2020
Beginning of year	$2,997.3	$2,021.6	$—
Net earnings attributable to NCI after IPO	33.7	86.8	71.1
Net change in hedges, net of tax	5.1	1.6	(6.7)
Foreign currency translation adjustments	(0.5)	(0.2)	0.7
Impact of IPO	—	—	1,364.6
Redemption value adjustment to NCI	(370.5)	887.5	591.9
Impact of Spin-off	(2,665.1)	—	—
End of year	$—	$2,997.3	$2,021.6

The following table summarizes the effects of changes in NCI on the Company’s equity prior to the Spin-off. The Company’s NCI was reduced to zero immediately following the Spin-off. The period as of and for the year ended September 30, 2020 represents the period beginning October 21, 2019, the effective date of the IPO, and ending September 30, 2020 (see Note 1).

	As Of and For The Year Ended September 30,
	2022	2021	2020
Net earnings available to common stockholders	$82.3	$27.6	$23.5
Transfers (from) to NCI:
Decrease in equity as a result of the IPO	—	—	1,364.6
Changes in equity as a result of redemption value adjustment to NCI	(370.5)	887.5	591.9
Increase in equity as a result of the Spin-off	(2,665.1)	—	—
Changes from net earnings available to common stockholders and transfers (from) to NCI	$(2,953.3)	$915.1	$1,980.0
NOTE 7 — INCOME TAXES
At both September 30, 2021 and 2020, Old BellRing held 28.8% of the economic interest in BellRing LLC, and immediately prior to the Spin-off, Old BellRing held 28.5% of the economic interest in BellRing LLC (see Note 1). As a result of the IPO and formation transactions, Old BellRing’s economic interest was treated as a partnership for U.S. federal income tax purposes. As a partnership, BellRing LLC was itself generally not subject to U.S. federal income tax under current U.S. tax laws. Generally, items of taxable income, gain, loss and deduction of BellRing LLC were passed through to its members, Old BellRing and Post. Old BellRing was responsible for its share of taxable income or loss of BellRing LLC allocated to it in accordance with the BellRing LLC Agreement and partnership tax rules and regulations.
Subsequent to the Spin-off, the Company reported 100% of the income, gain, loss and deduction of BellRing LLC for U.S. federal, state and local income tax purposes.
The expense (benefit) for income taxes consisted of the following:

	Year Ended September 30,
	2022	2021	2020
Current:
Federal	$28.0	$9.2	$10.7
State	5.2	1.7	2.0
Foreign	0.4	(0.6)	(0.2)
	33.6	10.3	12.5
Deferred:
Federal	(3.4)	(1.3)	(2.0)
State	(0.6)	(0.2)	(1.3)
Foreign	—	—	—
	(4.0)	(1.5)	(3.3)
Income tax expense	$29.6	$8.8	$9.2
The effective income tax rate for fiscal 2022 was 20.3% compared to 7.1% for fiscal 2021 and 8.4% for fiscal 2020. The increase in the effective income tax rate compared to each of the prior years was primarily due to the change in tax expense allocation related to the Spin-off. After the Spin-off, the Company reported 100% of the income, gain, loss and deduction of BellRing LLC for U.S. federal, state, and local income tax purposes, whereas in fiscal year 2021 and 2020, the Company reported 28.8% of such activity.

The following table presents the reconciliation of income tax expense with amounts computed at the federal statutory tax rate.

	Year Ended September 30,
	2022	2021	2020
Computed tax (21%)	$30.6	$25.9	$23.0
Income tax expense attributable to NCI	(7.6)	(19.5)	(16.2)
State income taxes, net of effect on federal tax	4.7	4.0	3.0
Transaction costs	2.0	—	(1.2)
Uncertain tax position	—	—	1.5
Other, net (none in excess of 5% of computed tax)	(0.1)	(1.6)	(0.9)
Income tax expense	$29.6	$8.8	$9.2
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax non-current assets (liabilities) were as follows:

	September 30, 2022			September 30, 2021
	Assets	Liabilities	Net	Assets	Liabilities	Net
Stock-based compensation awards	$1.6	$—	$1.6	$0.1	$—	$0.1
Accrued vacation, incentive and severance	2.6	—	2.6	—	—	—
Inventory	4.1	—	4.1	—	—	—
Accrued liabilities	4.7	—	4.7	2.5	—	2.5
ROU assets	—	(1.7)	(1.7)	—	—	—
Lease liabilities	1.7	—	1.7	—	—	—
Property	—	(0.4)	(0.4)	—	—	—
Intangible assets	—	(14.8)	(14.8)	1.0	—	1.0
Investment in partnership (a)	—	—	—	—	(11.2)	(11.2)
Deferred income taxes	$14.7	$(16.9)	$(2.2)	$3.6	$(11.2)	$(7.6)
(a)Prior to the Spin-off, Old BellRing held an economic interest in BellRing LLC which, as a result of the IPO and formation transactions, was treated as a partnership for U.S. federal income tax purposes. As a partnership, BellRing LLC itself was generally not subject to U.S. federal income tax under current U.S. tax laws. Generally, items of taxable income, gain, loss and deduction of BellRing LLC were passed through to its members, Old BellRing and Post. Old BellRing was responsible for its share of taxable income or loss of BellRing LLC allocated to it in accordance with the BellRing LLC Agreement and partnership tax rules and regulations. Subsequent to the Spin-off, the Company reported 100% of the income, gain, loss and deduction of BellRing LLC for U.S. federal, state, and local income tax purposes.
No provision has been made for income taxes on undistributed earnings of consolidated foreign subsidiaries of $1.7 and $1.0 at September 30, 2022 and 2021, respectively, as it is the Company’s intention to indefinitely reinvest undistributed earnings of its foreign subsidiaries. It is not practicable to estimate the additional income taxes and applicable foreign withholdings that would be payable on the remittance of such undistributed earnings.
For fiscal 2022, 2021 and 2020, foreign income (loss) before income taxes was $1.1, $(1.9) and $(0.8), respectively.
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

Unrecognized tax benefits activity for the years ended September 30, 2022, 2021 and 2020 is presented in the following table:

	Year Ended September 30,
	2022	2021	2020
Balance, beginning of year	$1.5	$1.5	$—
Additions for tax positions taken in current year	—	—	1.5
Balance, end of year	$1.5	$1.5	$1.5
The amount of the net unrecognized tax benefits that, if recognized, would directly affect the effective tax rate was $1.5 at September 30, 2022. None of the unrecognized tax benefits at September 30, 2022 are expected to be recognized within the next twelve months.
The Company computes tax-related interest and penalties as the difference between the tax position recognized for financial reporting purposes and the amount previously taken on the Company’s tax returns and classifies these amounts as components of income tax (benefit) expense. During each of the years ended September 30, 2022, 2021 and 2020, expenses recorded related to interest and penalties were immaterial, and the Company had immaterial interest and penalty accruals at both September 30, 2022 and 2021.
U.S. federal, U.S. state and German income tax returns for the tax years ended September 30, 2019 through September 30, 2021 are generally open and subject to examination by the tax authorities in each respective jurisdiction.
NOTE 8 — EARNINGS PER SHARE
Prior to the Spin-off, basic earnings per share was based on the average number of shares of Old BellRing Class A Common Stock outstanding during the year. Diluted earnings per share was based on the average number of shares of Old BellRing Class A Common Stock used for the basic earnings per share calculation, adjusted for the dilutive effect of stock options and restricted stock units using the “treasury stock” method. In addition, “Net earnings available to common stockholders for diluted earnings per share” in the table below was adjusted for diluted net earnings per share of Old BellRing Class A Common Stock attributable to NCI, to the extent it was dilutive.
Subsequent to the Spin-off, basic earnings per share is based on the average number of shares of BellRing Common Stock outstanding during the year. Diluted earnings per share is based on the average number of shares of BellRing Common Stock used for the basic earnings per share calculation, adjusted for the dilutive effect of stock options and restricted stock units using the “treasury stock” method.
Prior to the Spin-off, the share of Old BellRing Class B Common Stock did not have economic rights, including rights to dividends or distributions upon liquidation, and was therefore not a participating security. Subsequent to the Spin-off, the share of Old BellRing Class B Common Stock was no longer outstanding. As such, separate presentation of basic and diluted earnings per share of Old BellRing Class B Common Stock under the two-class method has not been presented for any years.

The following table sets forth the computation of basic and diluted earnings per share. The year ended September 30, 2020 represents the period beginning October 21, 2019, the effective date of the IPO, and ending September 30, 2020 (see Note 1).

	Year Ended September 30,
	2022	2021	2020
Net earnings available to common stockholders for basic earnings per share	$82.3	$27.6	$23.5
Dilutive impact of net earnings attributable to NCI	—	0.2	0.1
Net earnings available to common stockholders for diluted earnings per share	$82.3	$27.8	$23.6

shares in millions
Weighted-average shares for basic earnings per share	93.5	39.5	39.4
Effect of dilutive securities:
Restricted stock units	0.2	0.2	0.1
Stock Options	0.1	—	—
Weighted-average shares for diluted earnings per share	93.8	39.7	39.5

Basic earnings per share of Common Stock	$0.88	$0.70	$0.60
Diluted earnings per share of Common Stock	$0.88	$0.70	$0.60
Weighted-average shares for diluted earnings per share excluded 0.2, 0.2 and 0.1 of equity awards for the years ended September 30, 2022, 2021, and 2020, respectively, as they were anti-dilutive.
NOTE 9 — SUPPLEMENTAL OPERATIONS STATEMENT AND CASH FLOW INFORMATION

	Year Ended September 30,
	2022	2021	2020
Advertising expenses	$22.6	$39.1	$33.0
Research and development expenses	11.4	11.2	9.4
Interest paid	45.0	35.7	48.8
Income taxes paid (a)	34.6	12.0	10.1
(a)Subsequent to the Spin-off, the Company reported 100% of the income, gain, loss and deduction of BellRing LLC. See Note 7 for additional information on the Company’s income taxes.

NOTE 10 — SUPPLEMENTAL BALANCE SHEET INFORMATION

	September 30,
	2022	2021
Receivables, net
Trade	$151.7	$97.0
Other	21.8	7.1
	173.5	104.1
Allowance for credit losses	(0.2)	(0.2)
	$173.3	$103.9
Inventories
Raw materials and supplies	$58.3	$34.0
Work in process	0.1	0.1
Finished products	141.4	83.8
	$199.8	$117.9
Accounts Payable
Trade	$91.4	$89.0
Other	2.4	2.9
	$93.8	$91.9
Other Current Liabilities
Accrued legal matters	$16.0	$8.5
Accrued compensation	13.5	14.4
Interest rate swap hedging liabilities	—	4.7
Advertising and promotion	4.8	3.8
Other	15.4	11.7
	$49.7	$43.1
NOTE 11 — LEASES
The Company leases office space, certain warehouses and equipment primarily through operating lease agreements. The Company has no material finance lease agreements. Leases have remaining terms which range from less than 1 year to 5 years and most leases provide the Company with the option to exercise one or more renewal terms.
The following table presents the balance sheet location of the Company’s operating leases.

	September 30,
	2022	2021
ROU assets:
Other assets	$7.5	$9.7

Lease liabilities:
Other current liabilities	$1.9	$2.3
Other liabilities	6.6	8.6
Total liabilities	$8.5	$10.9

Future maturities of the Company’s operating lease liabilities as of September 30, 2022 are presented in the following table.

Fiscal 2023	$2.2
Fiscal 2024	2.2
Fiscal 2025	2.1
Fiscal 2026	2.1
Fiscal 2027	0.7
Total future minimum payments	9.3
Less: Implied interest	(0.8)
Total lease liabilities	$8.5
The following table presents supplemental information related to the Company’s operating leases.

	Year Ended September 30,
	2022	2021	2020
Operating lease expense	$3.8	$3.7	$4.0
Variable lease expense	0.9	0.7	0.6
Short-term lease expense	—	—	—

Weighted-average remaining lease term	4 years	5 years	6 years
Weighted-average incremental borrowing rate	4.6%	4.3%	4.2%
Operating cash flows for amounts included in the measurement of the Company’s operating lease liabilities for the years ended September 30, 2022, 2021 and 2020 were $2.2, $3.0 and $3.6, respectively. ROU assets obtained in exchange for operating lease liabilities during the years ended September 30, 2022, 2021 and 2020 were immaterial.
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
In connection with the extinguishment of Old BellRing’s debt (see Note 14), the Company paid $1.5 to settle its interest rate swaps associated with the extinguished debt in fiscal 2022. In addition, the Company reclassified to earnings the remaining unamortized net hedging losses and related tax benefits previously recorded to accumulated OCI of $6.1 and $0.4, respectively.

The following table presents the balance sheet location and fair value of the Company’s derivative instruments on a gross basis. The Company does not offset derivative assets and liabilities within the Consolidated Balance Sheets. The Company held no material derivative instruments at September 30, 2022.

September 30, 2021
Other current liabilities	$4.7
Other liabilities	1.1
Total liabilities	$5.8
The following table presents the effects of the Company’s interest rate swaps on the Consolidated Statements of Operations and the net cash settlements paid on interest rate swaps.

		Year Ended September 30,
Hedging Activity	Statement of Operations Location	2022	2021	2020
Mark-to-market adjustments	Interest expense, net	$(2.3)	$0.2	$1.6
Net loss amortized from accumulated OCI	Interest expense, net	1.0	2.3	1.2
Net loss amortized from accumulated OCI	Loss on extinguishment and refinancing of debt, net	6.1	—	—
Tax benefit reclassified from accumulated OCI	Income tax expense	(0.4)	(0.2)	(0.2)
Total net hedging loss, net of tax		$4.4	$2.3	$2.6

Cash settlements paid		$(2.0)	$(4.8)	(1.8)
NOTE 13 — FAIR VALUE MEASUREMENTS
The following table presents the Company’s liabilities and NCI measured at fair value on a recurring basis and the basis for that measurement according to the levels in the fair value hierarchy in ASC Topic 820, “Fair Value Measurement.” As of September 30, 2022, the Company had no material derivative liabilities and no NCI.

	September 30, 2021
	Total	Level 1	Level 2
Derivative liabilities	$5.8	$—	$5.8

NCI	$2,997.3	$2,997.3	$—
At September 30, 2021, the Company’s calculation of the fair value of interest rate swaps was derived from a discounted cash flow analysis based on the terms of the contract and the interest rate curve on a recurring basis. The fair value of the NCI was calculated as its redemption value based on the Old BellRing Class A Common Stock price and number of BellRing LLC units owned by Post at the end of the year (see Note 6).
The Company’s financial assets and liabilities include cash and cash equivalents, receivables and accounts payable for which the carrying value approximates fair value due to their short maturities (less than 12 months). The Company does not record its short-term and long-term debt at fair value on the Consolidated Balance Sheets. The fair value of any outstanding borrowings under the Revolving Credit Facility (as defined in Note 14) as of September 30, 2022 approximated its carrying value. Based on market rates, the fair value (Level 2) of the Company’s debt, excluding any borrowings under its revolving credit facilities, was $767.4 and $613.8 as of September 30, 2022 and 2021, respectively.
Certain assets and liabilities, including property, plant and equipment, goodwill and other intangible assets, are measured at fair value on a non-recurring basis. No impairment charges were recorded for property, goodwill, definite-lived or indefinite-lived intangibles during the years ended September 30, 2022, 2021 or 2020.

NOTE 14 — LONG-TERM DEBT
The components of “Long-term debt” on the Consolidated Balance Sheets are presented in the following table.

	September 30,
	2022	2021
7.00% Senior Notes maturing in March 2030	$840.0	$—
Term B Facility	—	609.9
Revolving credit facilities	99.0	—
Total principal amount of debt	939.0	609.9
Less: Current portion of long-term debt	—	116.3
Debt issuance costs, net	9.5	4.7
Unamortized discount	—	7.7
Long-term debt	$929.5	$481.2
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
The 7.00% Senior Notes were issued at par, and the Company incurred debt issuance costs of $10.2, which were deferred and are being amortized to interest expense over the term of the 7.00% Senior Notes. Interest payments are due semi-annually each March 15 and September 15, and began on September 15, 2022. The 7.00% Senior Notes are senior unsecured obligations of BellRing and are guaranteed by BellRing’s existing and subsequently acquired or organized direct and indirect wholly-owned domestic subsidiaries (other than immaterial subsidiaries and certain excluded subsidiaries). The maturity date of the 7.00% Senior Notes is March 15, 2030.
Credit Agreement
On March 10, 2022, pursuant to the Transaction Agreement, the Company entered into a credit agreement (as amended, the “Credit Agreement”), which provides for a revolving credit facility in an aggregate principal amount of $250.0 (the “Revolving Credit Facility”), with commitments made available to the Company in U.S. Dollars, Euros and United Kingdom (“U.K.”) Pounds Sterling. Letters of credit are available under the Credit Agreement in an aggregate amount of up to $20.0. The outstanding amounts under the Credit Agreement must be repaid on or before March 10, 2027.
Borrowings under the Revolving Credit Facility bear interest at an annual rate equal to: (i) in the case of loans denominated in U.S. Dollars, at the Company’s option, the base rate (as defined in the Credit Agreement) plus a margin which was initially 2.00% and thereafter will range from 2.00% to 2.75% depending on the Company’s secured net leverage ratio (as defined in the Credit Agreement), or the adjusted term SOFR rate (as defined in the Credit Agreement) for the applicable interest period plus a margin which was initially 3.00% and thereafter will range from 3.00% to 3.75% depending on the Company’s secured net leverage ratio; (ii) in the case of loans denominated in Euros, the adjusted Eurodollar rate (as defined in the Credit Agreement) for the applicable interest period plus a margin which was initially 3.00% and thereafter will range from 3.00% to 3.75% depending on the Company’s secured net leverage ratio; and (iii) in the case of loans denominated in U.K. Pounds Sterling, the adjusted daily simple RFR (as defined in the Credit Agreement) plus a margin which was initially 3.00% and thereafter will range from 3.00% to 3.75% depending on the Company’s secured net leverage ratio. Facility fees on the daily unused amount of commitments under the Revolving Credit Facility initially accrued at the rate of 0.25% per annum, and thereafter, will accrue at rates ranging from 0.25% to 0.375% per annum, depending on the Company’s secured net leverage ratio.
The Company incurred $1.5 of financing fees in connection with the Revolving Credit Facility, which were deferred and are being amortized to interest expense over the term of the Revolving Credit Facility. During the year ended September 30, 2022, the Company borrowed $164.0 under the Revolving Credit Facility and repaid $65.0 under the Revolving Credit Facility. At September 30, 2022 the interest rate on the Revolving Credit Facility was 8.50%. The available borrowing capacity under the Revolving Credit Facility was $151.0 as of September 30, 2022. There were no outstanding letters of credit as of September 30, 2022.
Under the terms of the Credit Agreement, BellRing is required to maintain a total net leverage ratio (as defined in the Credit Agreement) not to exceed 6.00:1.00, measured as of the last day of each fiscal quarter, which began with the fiscal quarter ending June 30, 2022. The total net leverage ratio of the Company did not exceed this threshold as of September 30, 2022.

The Credit Agreement provides for potential incremental revolving and term facilities at the Company’s request and at the discretion of the lenders or other persons providing such incremental facilities, in each case on terms to be determined, and also permits the Company to incur other secured or unsecured debt, in all cases subject to conditions and limitations as specified in the Credit Agreement.
Furthermore, the Credit Agreement provides for customary events of default. Upon the occurrence and during the continuance of an event of default, the maturity of the loans under the Credit Agreement may accelerate and the administrative agent and lenders under the Credit Agreement may exercise other rights and remedies available at law or under the loan documents, including with respect to the collateral securing, and guarantees of, the Company’s obligations under the Credit Agreement.
The Company’s obligations under the Credit Agreement are unconditionally guaranteed by its existing and subsequently acquired or organized direct and indirect subsidiaries (other than immaterial subsidiaries and certain excluded subsidiaries) and are secured by security interests in substantially all of the Company’s assets and the assets of its subsidiary guarantors, but excluding, in each case, real property.
Assumption of Bridge Loan
On October 11, 2019, in connection with the IPO and the related formation transactions, Post entered into a $1,225.0 Bridge Facility Agreement (the “Bridge Loan Facility”) and borrowed $1,225.0 under the Bridge Loan Facility (the “Bridge Loan”). Certain of Post’s domestic subsidiaries (other than Old BellRing but including BellRing LLC and its domestic subsidiaries) guaranteed the Bridge Loan.
On October 21, 2019, BellRing LLC entered into a Borrower Assignment and Assumption Agreement with Post and the administrative agent under the Bridge Loan Facility, under which BellRing LLC became the borrower under the Bridge Loan and assumed all interest of $2.2 thereunder, and Post and its subsidiary guarantors (other than BellRing LLC and its domestic subsidiaries) were released from all material obligations under the Bridge Loan. BellRing LLC did not receive any of the proceeds of the Bridge Loan. On October 21, 2019, the Bridge Loan was repaid in full. See below for additional information.
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
On October 21, 2019, BellRing LLC borrowed the full amount under the Term B Facility and $100.0 under the Old Revolving Credit Facility. The Term B Facility was issued at 98.0% of par and BellRing LLC received $776.4 from the Term B Facility and Old Revolving Credit Facility after accounting for the original issue discount of $14.0 and paying investment banking and other fees of $9.6, which were deferred and were amortized to interest expense over the terms of the loans. BellRing LLC used the proceeds, together with the net proceeds of the IPO that were contributed to it by Old BellRing, (i) to repay in full the $1,225.0 of borrowings under the Bridge Loan and all interest thereunder and related costs and expenses, (ii) to pay directly, or reimburse Post for, as applicable, all fees and expenses incurred by BellRing LLC or Post in connection with the IPO and the formation transactions, (iii) to reimburse Post for the amount of cash on BellRing LLC’s balance sheet immediately prior to the completion of the IPO and (iv) for general corporate and working capital purposes, as well as to repay $20.0 of outstanding borrowings under the Old Revolving Credit Facility.
On February 26, 2021, BellRing LLC entered into a second amendment to the Old Credit Agreement (the “Amendment”). In connection with the Amendment, BellRing LLC paid debt refinancing fees of $1.6 in the year ended September 30, 2021, which were included in “Loss on extinguishment and refinancing of debt, net” in the Consolidated Statement of Operations.
On March 10, 2022, with certain of the proceeds from the transactions related to the Spin-off, BellRing LLC repaid the aggregate outstanding principal balance of $519.8 on its Term B Facility and terminated all obligations and commitments under the Old Credit Agreement. The Company recorded a loss of $17.6 in the second quarter of fiscal 2022, which was included in “Loss on extinguishment and refinancing of debt, net” in the Consolidated Statement of Operations. This loss included (i) a $6.9 write-off of unamortized discounts and debt extinguishment fees, (ii) a $6.1 write-off of unamortized net hedging losses recorded within accumulated OCI related to the Term B Facility (see Note 12) and (iii) a $4.6 write-off of debt issuance costs and deferred financing fees. Following the termination of the Old Credit Agreement, BellRing LLC and the guarantors had no further obligations under the Old Credit Agreement and the related guarantees other than customary indemnification obligations which continue.

The Term B Facility required quarterly scheduled amortization payments of $8.75 which began on March 31, 2020, with the balance to be paid at maturity on October 21, 2024. Interest was paid on each Interest Payment Date (as defined in the Old Credit Agreement) during each of the periods prior to the termination of the Old Credit Agreement. The Term B Facility contained customary mandatory prepayment provisions, including provisions for mandatory prepayment (a) from the net cash proceeds of certain asset sales and (b) of 75% of consolidated excess cash flow (as defined in the Old Credit Agreement) (which percentage would have been reduced to 50% if the secured net leverage ratio (as defined in the Old Credit Agreement) was less than or equal to 3.35:1.00 as of a fiscal year end). During the year ended September 30, 2022 and prior to the termination of the Old Credit Agreement, the Company repaid $81.4 on its Term B Facility as a mandatory prepayment from fiscal 2021 excess cash flow, which was in addition to the scheduled amortization payments. During the year ended September 30, 2021, the Company repaid $28.8 on its Term B Facility as a mandatory prepayment from fiscal 2020 excess cash flow, which was in addition to the scheduled amortization payments. The interest rate on the Term B Facility was 4.75% as of September 30, 2021.
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
During the years ended September 30, 2021 and 2020, BellRing LLC borrowed $20.0 and $195.0 under the Old Revolving Credit Facility, respectively, and repaid $50.0 and $165.0 under the Old Revolving Credit Facility, respectively. There were no borrowings under or repayments on the Old Revolving Credit Facility during the year ended September 30, 2022 prior to the facility being terminated. The available borrowing capacity under the Old Revolving Credit Facility was $200.0 as of September 30, 2021. There were no outstanding letters of credit as of September 30, 2021.
As of September 30, 2022, expected principal payments on the Company’s debt for the next five fiscal years were:

Fiscal 2023	$—
Fiscal 2024	—
Fiscal 2025	—
Fiscal 2026	—
Fiscal 2027	99.0
Estimated future interest payments on the Company’s debt through fiscal 2027 are expected to be $324.4 (with $65.6 expected in fiscal 2023) based on the interest rates at September 30, 2022.
NOTE 15 — COMMITMENTS AND CONTINGENCIES
Legal Proceedings
Joint Juice Litigation
In March 2013, a complaint was filed on behalf of a putative, nationwide class of consumers against Premier Nutrition in the U.S. District Court for the Northern District of California seeking monetary damages and injunctive relief. The case asserted that some of Premier Nutrition’s advertising claims regarding its Joint Juice line of glucosamine and chondroitin dietary supplement beverages were false and misleading. In April 2016, the district court certified a California-only class of consumers in this lawsuit (this lawsuit is hereinafter referred to as the “California Federal Class Lawsuit”).
In 2016 and 2017, the lead plaintiff’s counsel in the California Federal Class Lawsuit filed ten additional class action complaints in the U.S. District Court for the Northern District of California on behalf of putative classes of consumers under the laws of Connecticut, Florida, Illinois, New Jersey, New Mexico, New York, Maryland, Massachusetts, Michigan and Pennsylvania (the “Related Federal Actions”). These complaints contain factual allegations similar to the California Federal Class Lawsuit, also seeking monetary damages and injunctive relief. The action on behalf of New Jersey consumers was voluntarily dismissed. Trial in the action on behalf of New York consumers was held beginning in May 2022, and the jury delivered its verdict in favor of plaintiff in June 2022. In August 2022, the Court entered a judgment in that case in favor of plaintiff in the amount of $12.9, which includes statutory damages and prejudgment interest. In October 2022, Premier

Nutrition filed its Notice of Appeal to the Ninth Circuit. The other eight Related Federal Actions remain pending, and the court has certified individual state classes in each of those cases (except New Mexico).
In April 2018, the district court dismissed the California Federal Class Lawsuit with prejudice. This dismissal was upheld on appeal by the U.S. Court of Appeals for the Ninth Circuit in 2020, and plaintiff’s petition for an en banc rehearing by the Ninth Circuit was denied.
In September 2020, the same lead counsel re-filed this complaint against Premier Nutrition in California Superior Court for the County of Alameda, alleging identical claims and seeking restitution and injunctive relief on behalf of the same putative class of California consumers as the California Federal Class Lawsuit. Following the Norther District’s denial of Premier Nutrition’s motion to preliminarily enjoin this complaint under the doctrine of res judicata, Premier Nutrition appealed to the Ninth Circuit. In September 2022, the Ninth Circuit affirmed the district court’s denial of Premier Nutrition’s motion to preliminarily enjoin the complaint, holding that the Alameda Superior Court would have to decide whether plaintiff’s claims are barred by res judicata. The hearing on Premier Nutrition’s motion for judgment based on res judicata is currently set for January 2023.
In January 2019, the same lead counsel filed an additional class action complaint against Premier Nutrition in California Superior Court for the County of Alameda, alleging claims similar to the above actions and seeking monetary damages and injunctive relief on behalf of a putative class of California consumers, beginning after the California Federal Class Lawsuit class period. This matter is set for trial in June 2023.
The Company continues to vigorously defend these cases and intends to appeal any adverse judgements and awards of damages. The Company does not believe that the ultimate resolution of these cases will have a material adverse effect on its financial condition, results of operations or cash flows.
During the year ended September 30, 2022, the Company expensed $7.5 related to the legal matter and plaintiff legal fees in connection with the Joint Juice litigation, which was included in “Selling, general and administrative expenses” on the Consolidated Statement of Operations. Other than legal fees, no expense related to this litigation was incurred during the years ended September 30, 2021 or 2020. At September 30, 2022 and 2021, the Company had an estimated liability of $16.0 and $8.5, respectively, related to these matters that was included in “Other current liabilities” on the Consolidated Balance Sheets.
Other
In the fourth quarter of fiscal 2022, a voluntary product recall was initiated by one of the Company’s contract manufacturers which produces RTD shakes for Premier Nutrition. The recall covered our products produced from December 8, 2021 through July 9, 2022 at one of the contract manufacturer’s facilities. The Company is currently assessing the impact of the recall and does not believe it will have a material adverse effect on its financial condition, results of operations or cash flows.
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
NOTE 16 — STOCK-BASED COMPENSATION
Post Long-Term Incentive Plans
Prior to the IPO, the Company’s employees participated in various Post long-term incentive plans (the “Post Long-Term Incentive Plans”). The awards issued under the Post Long-Term Incentive Plans to the Company’s employees (the “Post Equity Awards”) have a maximum term of 10 years. Subsequent to the IPO, BellRing employees were no longer eligible to receive new issuances of Post Equity Awards; however, BellRing employees continued to vest in any issued and outstanding Post Equity Awards, pursuant to the terms of the awards. The Company incurred pass through charges from Post relating to these Post Equity Awards. The following disclosures reflect the details of the Post Long-Term Incentive Plans related solely to the BellRing employees who participated in such plans.

In connection with the Spin-off, adjustments were made to the terms of outstanding Post Equity Awards to preserve their intrinsic value. The adjustments to the Post Equity Awards was based on the volume weighted average price of Post common stock during the five trading day period prior to and including March 10, 2022 and the volume weighted average price of Post common stock during the five trading day period immediately following March 10, 2022. The equity award adjustments made in connection with the Spin-off had an immaterial impact on the Company’s Statement of Operations for the year ended September 30, 2022.
During the years ended September 30, 2022, 2021 and 2020, total compensation cost for non-cash and cash stock-based compensation awards recognized was $1.0, $2.6 and $3.9, respectively, and the related recognized deferred tax benefit for each of those years was $0.1, $0.2 and $0.3, respectively. As of September 30, 2022, the total compensation cost related to non-vested awards under the Post Long-Term Incentive Plans was immaterial.
Post Stock Options
Information about Post stock options granted to BellRing employees is summarized in the following table.

in millions, except options or where otherwise indicated	Post Stock Options	Weighted- Average Exercise Price Per Share (a)	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at September 30, 2021	38,314	$81.42
Granted	—	—
Impact of Spin-off	18,498	54.91
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding at September 30, 2022	56,812	54.91	5.21	$1.5
Vested and expected to vest as of September 30, 2022	56,812	54.91	5.21	1.5
Exercisable at September 30, 2022	56,812	54.91	5.21	1.5
(a)The weighted-average exercise price per share for activity subsequent to the Spin-off, including the outstanding balance as of September 30, 2022, reflects the adjustment to preserve the intrinsic value of the Post Equity Awards outstanding immediately prior to the Spin-off.
There were no Post stock options granted to BellRing employees or exercised during each of the years ended September 30, 2022, 2021 and 2020.
Post Restricted Stock Units (“Post RSUs”)
Information about Post RSUs granted to BellRing employees is summarized in the following table.

	Post RSUs	Weighted- Average Grant Date Fair Value Per Share (a)
Nonvested at September 30, 2021	21,116	$104.26
Granted	—	—
Impact of Spin-off	5,592	n/a
Vested	(26,708)	82.42
Forfeited	—	—
Nonvested at September 30, 2022	—	—
(a)The weighted-average grant date fair value for the activity subsequent to the Spin-off, including the nonvested balance as of September 30, 2022, reflects the adjustment to preserve the intrinsic value of the Post Equity Awards outstanding immediately prior to the Spin-off.
The grant date fair value of each Post RSU was determined based upon the closing price of Post’s common stock on the date of grant. The weighted-average grant date fair value of nonvested Post RSUs was $104.26 and $99.83 at September 30, 2021 and 2020, respectively. All Post RSUs had vested as of September 30, 2022. The total vest date fair value of Post RSUs that vested during fiscal 2022, 2021 and 2020 was $2.3, $3.0 and $4.5, respectively.

Post Cash Settled Restricted Stock Units (“Post Cash RSUs”)
Information about Post Cash RSUs granted to BellRing employees is summarized in the following table.

	Post Cash RSUs	Weighted- Average Grant Date Fair Value Per Share (a)
Nonvested at September 30, 2021	3,000	$51.43
Granted	—	—
Impact of Spin-off	1,448	n/a
Vested	(1,482)	34.68
Forfeited	—	—
Nonvested at September 30, 2022	2,966	34.68
(a)The weighted-average grant date fair value for the activity subsequent to the Spin-off, including the nonvested balance as of September 30, 2022, reflects the adjustment to preserve the intrinsic value of the Post Equity Awards outstanding immediately prior to the Spin-off.
At September 30, 2022, the 2,966 nonvested Post Cash RSUs were valued at the greater of the closing price of Post’s common stock or the adjusted grant price of $34.68. Cash used to settle Post Cash RSUs was $0.1 for each of the years ended September 30, 2022, 2021 and 2020.
BellRing Long-Term Incentive Plan
Subsequent to the IPO, the Company’s employees began participating in the BellRing Brands, Inc. 2019 Long-Term Incentive Plan (the “BellRing Long-Term Incentive Plan”). On October 22, 2019, the Company registered shares of Old BellRing Class A Common Stock on a Form S-8 filed with the Securities and Exchange Commission, for issuance under the BellRing Long-Term Incentive Plan.
In connection with the Spin-off and the related Merger, all outstanding unexercised and unexpired options to purchase shares of Old BellRing Class A Common Stock, outstanding restricted stock units with respect to shares of Old BellRing Class A Common Stock and other equity awards with respect to shares of Old BellRing Class A Common Stock outstanding under the BellRing Long-Term Incentive Plan (the “BellRing Equity Awards”), whether or not exercisable or vested, were assumed by BellRing based on the terms and subject to the conditions set forth in the Transaction Agreement. Additionally, the Board of Directors of BellRing approved adjustments to the terms of the outstanding BellRing Equity Awards to preserve the intrinsic value of the awards. The adjustments to the BellRing Equity Awards were based on the volume weighted average price of Old BellRing Class A Common Stock during the five trading day period prior to and including March 10, 2022 and the volume weighted average price of BellRing Common Stock during the five trading day period immediately following March 10, 2022. The equity award adjustments made in connection with the Spin-off had an immaterial impact on the Company’s Statement of Operations for the year ended September 30, 2022.
Awards issued under the BellRing Long-Term Incentive Plan have a maximum term of 10 years, provided, however, that the Corporate Governance and Compensation Committee of BellRing’s Board of Directors may, in its discretion, grant awards with a longer term to participants who are located outside of the U.S. At September 30, 2022 there were 1.7 million shares remaining to be issued for stock-based compensation awards under the BellRing Long-Term Incentive Plan.
During the years ended September 30, 2022, 2021 and 2020, total compensation cost for BellRing’s non-cash stock-based compensation awards recognized was $9.8, $4.6 and $2.5, respectively, and the related recognized deferred tax benefit was $1.2, $0.3 and $0.2 respectively. See Note 7 for discussion related to income taxes. As of September 30, 2022, the total compensation cost related to BellRing’s non-vested awards not yet recognized was $20.8, which is expected to be recognized over a weighted-average period of 2.0 years.

BellRing Stock Options
Information about BellRing stock options is summarized in the following table.

in millions, except options or where otherwise indicated	BellRing Stock Options	Weighted- Average Exercise Price Per Share (a)	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at September 30, 2021	258,969	$19.78
Granted	—	—
Impact of Spin-off	27,074	17.74
Exercised	(27,056)	19.50
Forfeited	—	—
Expired	—	—
Outstanding at September 30, 2022	258,987	17.74	7.80	$0.7
Vested and expected to vest as of September 30, 2022	258,987	17.74	7.80	0.7
Exercisable at September 30, 2022	91,266	17.63	7.65	0.3
(a)The weighted-average exercise price per share for activity subsequent to the Spin-off, including the outstanding balance as of September 30, 2022, reflects the adjustment to preserve the intrinsic value of the BellRing Equity Awards outstanding immediately prior to the Spin-off.
The fair value of each BellRing stock option was estimated on the date of grant using the Black-Scholes Model. BellRing uses the simplified method for estimating a stock option term as it does not have sufficient historical stock options exercise experience upon which to estimate an expected term. The expected term is estimated based on the award’s vesting period and contractual term. Expected volatilities are based on historical volatility trends and other factors. The risk-free rate is the interpolated U.S. Treasury rate for a term equal to the expected term. The weighted-average assumptions and fair values for BellRing stock options granted during the years ended September 30, 2021 and 2020 are summarized in the table below. There were no BellRing stock options granted during the year ended September 30, 2022.

	September 30,
	2021	2020
Expected term (in years)	6.5	6.5
Expected stock price volatility	38.5%	38.5%
Risk-free interest rate	0.6%	1.6%
Expected dividends	—%	—%
Fair value (per option)	$7.79	$7.92
The total intrinsic value of stock options exercised was $0.1 in the year ended September 30, 2022, and the Company received proceeds from the exercise of stock options of $0.5 during the year ended September 30, 2022. There were no stock options exercised during the years ended September 30 2021 or 2020.

BellRing Restricted Stock Units (“BellRing RSUs”)
Information about BellRing RSUs is summarized in the following table.

	BellRing RSUs	Weighted- Average Grant Date Fair Value Per Share (a)
Nonvested at September 30, 2021	467,663	$19.85
Granted	318,462	25.87
Impact of Spin-off	56,106	n/a
Vested	(209,790)	20.01
Forfeited	(52,472)	20.59
Nonvested at September 30, 2022	579,969	21.23
(a)The weighted-average grant date fair value for the activity subsequent to the Spin-off, including the nonvested balance as of September 30, 2022, reflects the adjustment to preserve the intrinsic value of the BellRing Equity Awards outstanding immediately prior to the Spin-off.
The grant date fair value of each BellRing RSU was determined based upon the closing price of the Company’s common stock on the date of grant. The weighted-average grant date fair value of nonvested BellRing RSUs was $21.23, $19.85 and $19.39 at September 30, 2022, 2021 and 2020, respectively. The total vest date fair value of BellRing RSUs that vested during fiscal 2022 and 2021 was $5.2 and $3.0. No BellRing RSUs vested during fiscal 2020.
BellRing Performance Restricted Stock Units (“BellRing PRSUs”)
Information about BellRing PRSUs is summarized in the following table.

	BellRing PRSUs	Weighted- Average Grant Date Fair Value Per Share (a)
Nonvested at September 30, 2021	—	$—
Granted	367,357	42.33
Impact of Spin-off	7,862	n/a
Vested	—	—
Forfeited	—	—
Nonvested at September 30, 2022	375,219	41.44
(a)The weighted-average grant date fair value for the activity subsequent to the Spin-off, including the nonvested balance as of September 30, 2022, reflects the adjustment to preserve the intrinsic value of the BellRing Equity Awards outstanding immediately prior to the Spin-off.
During the year ended September 30, 2022, the Company granted BellRing PRSUs to certain employees and directors. These awards will be earned by comparing BellRing’s total shareholder return (“TSR”) during a period of approximately three years to the respective TSRs of companies in a performance peer group. Based upon BellRing’s ranking in its performance peer group when comparing TSRs, a recipient of the BellRing PRSU grant may earn a total award ranging from 0% to 260% of the target award. The fair value of each BellRing PRSU was estimated on the grant date using a Monte Carlo simulation. There were no PRSUs granted during the years ended September 30, 2021 or 2020.
The weighted-average assumptions for BellRing PRSUs granted during the year ended September 30, 2022 are summarized in the table below.

Expected term (in years)	2.9
Expected stock price volatility	49.6%
Risk-free interest rate	2.3%
Expected dividends	—%
Fair value (per BellRing PRSU)	$42.33

NOTE 17 — STOCKHOLDERS’ DEFICIT
In connection with the Spin-off, 97.5 million shares of BellRing Common Stock were issued to Post, of which 78.1 million were distributed by Post to its shareholders in the Distribution, and 38.9 million shares of Old BellRing Class A Common Stock that were outstanding immediately prior to the Merger were converted into 38.9 million shares of BellRing Common Stock (see Note 1). As of September 30, 2022, the Company had 136.4 million and 135.3 million shares of BellRing Common Stock issued and outstanding, respectively. As of September 30, 2021, the Company had 39.5 million shares of Old BellRing Class A Common Stock issued and outstanding.
On May 23, 2022, the Company’s Board of Directors approved a $50.0 share repurchase authorization with respect to the shares of BellRing Common Stock. The Company’s prior share repurchase authorization for Old BellRing Class A Common Stock was no longer applicable subsequent to the Spin-off.
The following table summarizes the Company’s repurchases of BellRing Common Stock subsequent to the Spin-off.

Year Ended September 30, 2022
Shares repurchased (in millions)	1.1
Average price per share including broker’s commissions	$23.18
Total cost including broker’s commissions	$24.7
The following table summarizes the Company’s repurchases of Old BellRing Class A Common Stock prior to the Spin-off. There were no repurchases of Old BellRing Class A Common Stock by the Company during the years ended September 30, 2021 and 2020.

Year Ended September 30, 2022
Shares repurchased (in millions)	0.8
Average price per share including broker’s commissions	$23.36
Total cost including broker’s commissions	$18.1
In connection with the Spin-off, 0.8 million shares of Old BellRing Class A Common Stock held in treasury stock immediately prior to the Merger effective time were cancelled pursuant to the Transaction Agreement.
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the Executive Chairman, Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the Company, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2022. Based on that evaluation, our Executive Chairman, CEO and CFO concluded that, as of September 30, 2022, the Company's disclosure controls and procedures were effective to provide reasonable assurance of achieving the desired control objectives.
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
As of September 30, 2022, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based upon the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on management’s assessment utilizing these criteria, our management concluded that, as of September 30, 2022, our internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting as of September 30, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report, which appears herein.

Changes in Internal Control Over Financial Reporting
Based on management’s evaluation, there were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
Not applicable.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information under the headings “Election of Directors,” “Corporate Governance - Board Meetings and Committees,” “Corporate Governance - Nomination Process for Election of Directors,” and “Security Ownership of Certain Stockholders - Delinquent Section 16(a) Reports” in our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the year ended September 30, 2022 (the “2023 Proxy Statement”) is hereby incorporated by reference.
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
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this Item, appearing under the headings “Compensation of Officers and Directors,” “Compensation Committee Interlocks and Insider Participation” and “Corporate Governance and Compensation Committee Report” in the 2023 Proxy Statement, is hereby incorporated by reference. The information contained in “Corporate Governance and Compensation Committee Report” in the 2023 Proxy Statement shall not be deemed to be “filed” with the Securities and Exchange Commission or subject to the liabilities of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), except to the extent that the Company specifically incorporates such information into a document filed under the Securities Act of 1933, as amended, or the Exchange Act.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item, appearing under the headings “Security Ownership of Certain Stockholders” and “Compensation of Officers and Directors - Equity Compensation Plan Information” in the 2023 Proxy Statement, is hereby incorporated by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item, appearing under the headings “Certain Relationships and Related Transactions” and “Corporate Governance - Director Independence and Role of the Independent Lead Director” in the 2023 Proxy Statement, is hereby incorporated by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item, appearing under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm” in the 2023 Proxy Statement, is hereby incorporated by reference.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Documents filed as a part of this report:
1.Financial Statements. The following are filed as a part of this document under Item 8.
•Report of Independent Registered Public Accounting Firm
•Consolidated Statements of Operations for the years ended September 30, 2022, 2021 and 2020
•Consolidated Statements of Comprehensive Income for the years ended September 30, 2022, 2021 and 2020
•Consolidated Balance Sheets at September 30, 2022 and 2021
•Consolidated Statements of Cash Flows for the years ended September 30, 2022, 2021 and 2020
•Consolidated Statements of Stockholders’ Deficit for the years ended September 30, 2022, 2021 and 2020
•Notes to Consolidated Financial Statements
2.Financial Statement Schedules. None. Schedules not included have been omitted because they are not applicable or not material or the required information is shown in the financial statements or notes thereto.
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
*4.1
Indenture, dated March 10, 2022, by and among BellRing Brands, Inc. (formerly BellRing Distribution, LLC) and Computershare Trust Company, N.A., as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Second Form 8-K filed on March 10, 2022)

4.2	Form of Note (Incorporated by reference to Exhibit A to Exhibit 4.1 to the Company’s Second Form 8-K filed on March 10, 2022)
4.3	Description of Company’s Registered Securities
†10.1	Amended BellRing Brands, Inc. 2019 Long-Term Incentive Plan (Incorporated by referenced to Exhibit 10.1 to the Company’s Form 10-Q filed on May 6, 2022)
†10.2	Form of Omnibus Amendment to Restricted Stock Unit Agreement (Incorporated by referenced to Exhibit 10.2 to the Company’s Form 10-Q filed on May 6, 2022)
†10.3	Form of Omnibus Amendment to Performance Restricted Stock Unit Agreement (Incorporated by referenced to Exhibit 10.3 to the Company’s Form 10-Q filed on May 6, 2022)
†10.4	Form of Omnibus Amendment to Non-Qualified Stock Option Agreement (Incorporated by referenced to Exhibit 10.4 to the Company’s Form 10-Q filed on May 6, 2022)
†10.5	Form of BellRing Brands, Inc. Executive Chairman Restricted Stock Unit Agreement (Incorporated by referenced to Exhibit 10.5 to the Company’s Form 10-Q filed on May 6, 2022)
†10.6	Form of BellRing Brands, Inc. Executive Chairman Performance Restricted Stock Unit Agreement (Incorporated by referenced to Exhibit 10.6 to the Company’s Form 10-Q filed on May 6, 2022)
†10.7
Amended and Restated Lock-Up Agreement, dated as of May 5, 2022, by and between BellRing Brands, Inc. and Robert V. Vitale (Incorporated by referenced to Exhibit 10.7 to the Company’s Form 10-Q filed on May 6, 2022)

†10.8	Amended BellRing Brands, Inc. Deferred Compensation Plan For Directors (Incorporated by referenced to Exhibit 10.8 to the Company’s Form 10-Q filed on May 6, 2022)
†10.9	Form of Severance and Change in Control Agreement (Incorporated by referenced to Exhibit 10.9 to the Company’s Form 10-Q filed on May 6, 2022)
†10.10	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K filed on October 21, 2019)
†10.11	BellRing Brands, Inc. Senior Management Bonus Program (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 22, 2019)
†10.12	Form of Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on November 22, 2019)
†10.13	Form of Director Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on November 22, 2019)
*10.14
Amended and Restated Master Services Agreement, dated March 10, 2022, by and among Post Holdings, Inc., BellRing Intermediate Holdings, Inc., BellRing Brands, Inc. and BellRing Brands, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Second Form 8-K filed on March 10, 2022)

10.15
Registration Rights Agreement, dated March 10, 2022, by and among BellRing Brands, Inc. (formerly known as BellRing Distribution, LLC), Post Holdings, Inc. and the other stockholders party thereto from time to time (Incorporated by reference to Exhibit 10.2 to the Company’s Second Form 8-K filed on March 10, 2022)

Exhibit No	Description
*10.16
Amended and Restated Employee Matters Agreement, dated March 10, 2022, by and among Post Holdings, Inc., BellRing Intermediate Holdings, Inc. (formerly known as BellRing Brands, Inc.), BellRing Brands, LLC and BellRing Brands, Inc. (formerly known as BellRing Distribution, LLC) (Incorporated by reference to Exhibit 10.3 to the Company’s Second Form 8-K filed on March 10, 2022)

*10.17
Tax Matters Agreement, dated March 10, 2022, by and among BellRing Brands, Inc., Post Holdings, Inc. and BellRing Intermediate Holdings, Inc. (Incorporated by reference to Exhibit 10.4 to the Company’s Second Form 8-K filed on March 10, 2022)

10.18
Tax Receivable Agreement, dated October 21, 2019, by and among BellRing Brands, Inc., BellRing Brands, LLC and Post Holdings, Inc. (Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on October 21, 2019)

*10.19
Credit Agreement, dated March 10, 2022, by and among BellRing Brands, Inc., JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and each lender from time to time party thereto (Incorporated by reference to Exhibit 10.5 to the Company’s Second Form 8-K filed on March 10, 2022)

‡10.20
Master Supply Agreement, dated as of December 3, 2019, by and between Premier Nutrition Company, LLC and Fonterra (USA) Inc. (Incorporated by reference to Exhibit 10.18 to the Company’s Form 10-Q filed on February 7, 2020)

‡10.21
Master Purchase Commitment, dated as of December 3, 2019, by and between Premier Nutrition Company, LLC and Fonterra (USA) Inc. (Incorporated by reference to Exhibit 10.19 to the Company’s Form 10-Q filed on February 7, 2020)

‡10.22
Stremick Heritage Foods, LLC and Premier Nutrition Corporation Manufacturing Agreement, dated as of July 1, 2017, as amended June 11, 2018, October 1, 2018 and July 3, 2019 (Incorporated by reference to Exhibit 10.12 to the Company’s Form S-1 filed on September 20, 2019)

21.1	Subsidiaries of BellRing Brands, Inc.
23.1	Consent of PricewaterhouseCoopers LLP
24.1	Power of Attorney (Included under Signatures)
31.1	Certification of Robert V. Vitale pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 17, 2022
31.2	Certification of Darcy H. Davenport pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 17, 2022
31.3	Certification of Paul A. Rode pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November, 17, 2022
32.1	Certification of Robert V. Vitale, Darcy H. Davenport and Paul A. Rode, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 17, 2022
101
Interactive Data File (Form 10-K for the year ended September 30, 2022 filed in iXBRL (Inline eXtensible Business Reporting Language)). The financial information contained in the iXBRL-related documents is “unaudited” and “unreviewed.”

104	The cover page from the Company’s Form 10-K for the year ended September 30, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101

*	Exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally to the Securities and Exchange Commission (the “SEC”) a copy of any omitted exhibit or schedule upon request by the SEC.
†	These exhibits constitute management contracts, compensatory plans and arrangements.
‡	Certain portions of this document that constitute confidential information have been redacted in accordance with Regulation S-K, Item 601(b)(10).

ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, BellRing Brands, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BELLRING BRANDS, INC.
Date:	November 17, 2022	By:	/s/ Darcy H. Davenport
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

Signature	Title	Date

/s/ Robert V. Vitale	Executive Chairman of the Board of Directors (Co-Principal Executive Officer)	November 17, 2022
Robert V. Vitale

/s/ Darcy H. Davenport	President and Chief Executive Officer and Director (Co-Principal Executive Officer)	November 17, 2022
Darcy H. Davenport

/s/ Paul A. Rode	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	November 17, 2022
Paul A. Rode

/s/ Thomas P. Erickson	Director	November 17, 2022
Thomas P. Erickson

/s/ Jennifer Kuperman Johnson	Director	November 17, 2022
Jennifer Kuperman Johnson

/s/ Chonda J. Nwamu	Director	November 17, 2022
Chonda J. Nwamu

/s/ Elliot H. Stein, Jr.	Director	November 17, 2022
Elliot H. Stein, Jr.