Form 10-Q
period 2022-12-31
BELLRING BRANDS, INC.
filed 2023-02-07
CIK 1772016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________
FORM 10-Q
__________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2022
OR
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
Common Stock, $0.01 par value per share – 133,573,430 shares as of January 31, 2023

BELLRING BRANDS, INC.
QUARTERLY REPORT ON FORM 10-Q

i

PART I.    FINANCIAL INFORMATION.
ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED).
BELLRING BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except per share data)

	Three Months Ended December 31,
	2022	2021
Net Sales	$362.7	$306.5
Cost of goods sold	240.9	214.2
Gross Profit	121.8	92.3
Selling, general and administrative expenses	41.7	36.8
Amortization of intangible assets	4.9	4.9
Operating Profit	75.2	50.6
Interest expense, net	16.7	8.4
Earnings before Income Taxes	58.5	42.2
Income tax expense	14.3	2.9
Net Earnings Including Redeemable Noncontrolling Interest	44.2	39.3
Less: Net earnings attributable to redeemable noncontrolling interest	—	31.1
Net Earnings Available to Common Stockholders	$44.2	$8.2

Earnings per share of Common Stock:
Basic	$0.33	$0.21
Diluted	$0.33	$0.21

Weighted-Average shares of Common Stock Outstanding:
Basic	134.9	39.4
Diluted	135.1	39.6
 See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

BELLRING BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in millions)

	Three Months Ended December 31,
	2022	2021
Net Earnings Including Redeemable Noncontrolling Interest	$44.2	$39.3
Hedging adjustments:
Reclassifications to net earnings	—	0.5
Foreign currency translation adjustments:
Unrealized foreign currency translation adjustments	1.5	(0.4)
Total Other Comprehensive Income Including Redeemable Noncontrolling Interest	1.5	0.1
Less: Comprehensive income attributable to redeemable noncontrolling interest	—	31.2
Total Comprehensive Income Available to Common Stockholders	$45.7	$8.2
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

BELLRING BRANDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions)

	December 31, 2022	September 30, 2022
ASSETS
Current Assets
Cash and cash equivalents	$43.9	$35.8
Receivables, net	182.0	173.3
Inventories	212.7	199.8
Prepaid expenses and other current assets	15.4	12.4
Total Current Assets	454.0	421.3
Property, net	8.5	8.0
Goodwill	65.9	65.9
Intangible assets, net	198.5	203.3
Other assets	8.1	8.7
Total Assets	$735.0	$707.2

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$94.4	$93.8
Other current liabilities	54.7	49.7
Total Current Liabilities	149.1	143.5
Long-term debt	944.8	929.5
Deferred income taxes	3.6	2.2
Other liabilities	7.8	8.2
Total Liabilities	1,105.3	1,083.4
Stockholders’ Deficit
Common stock	1.4	1.4
Additional paid-in capital	8.4	7.0
Accumulated deficit	(311.4)	(355.6)
Accumulated other comprehensive loss	(2.8)	(4.3)
Treasury stock, at cost	(65.9)	(24.7)
Total Stockholders’ Deficit	(370.3)	(376.2)
Total Liabilities and Stockholders’ Deficit	$735.0	$707.2
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

BELLRING BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Three Months Ended December 31,
	2022	2021
Cash Flows from Operating Activities
Net earnings including redeemable noncontrolling interest	$44.2	$39.3
Adjustments to reconcile net earnings including redeemable noncontrolling interest to net cash provided by (used in) operating activities:
Depreciation and amortization	5.3	5.3
Non-cash stock-based compensation expense	3.5	1.5
Deferred income taxes	1.4	0.9
Other, net	(0.1)	(0.5)
Other changes in operating assets and liabilities:
Increase in receivables, net	(8.1)	(14.4)
Increase in inventories	(11.9)	(12.4)
Increase in prepaid expenses and other current assets	(2.9)	(4.8)
Decrease in other assets	0.4	0.5
Increase (decrease) in accounts payable and other current liabilities	4.5	(24.5)
Net Cash Provided by (Used in) Operating Activities	36.3	(9.1)

Cash Flows from Investing Activities
Additions to property	(0.3)	(0.6)
Net Cash Used in Investing Activities	(0.3)	(0.6)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	55.0	—
Repayments of long-term debt	(40.0)	(90.1)
Purchases of treasury stock	(41.2)	(18.1)
Distributions to Post Holdings, Inc., net	—	(3.2)
Other, net	(2.2)	(1.1)
Net Cash Used in Financing Activities	(28.4)	(112.5)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	0.5	—
Net Increase (Decrease) in Cash and Cash Equivalents	8.1	(122.2)
Cash and Cash Equivalents, Beginning of Year	35.8	152.6
Cash and Cash Equivalents, End of Period	$43.9	$30.4
 See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

BELLRING BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (Unaudited)
(in millions)

	As Of and For The Three Months Ended December 31,
	2022	2021
Common Stock
Beginning and end of period	1.4	0.4
Additional Paid-in Capital
Beginning of period	7.0	—
Activity under stock and deferred compensation plans	(2.1)	(1.0)
Non-cash stock-based compensation expense	3.5	1.5
Redemption value adjustment to redeemable noncontrolling interest	—	(0.5)
End of period	8.4	—
Accumulated Deficit
Beginning of period	(355.6)	(3,059.7)
Net earnings available to common stockholders	44.2	8.2
Distribution to Post Holdings, Inc.	—	(3.2)
Redemption value adjustment to redeemable noncontrolling interest	—	248.1
End of period	(311.4)	(2,806.6)
Accumulated Other Comprehensive Loss
Hedging Adjustments, net of tax
Beginning of period	—	(1.6)
Net change in hedges, net of tax	—	0.1
End of period	—	(1.5)
Foreign Currency Translation Adjustments
Beginning of period	(4.3)	(1.9)
Foreign currency translation adjustments	1.5	(0.1)
End of period	(2.8)	(2.0)
Treasury Stock
Beginning of period	(24.7)	—
Purchases of treasury stock	(41.2)	(18.1)
End of period	(65.9)	(18.1)
Total Stockholders’ Deficit	$(370.3)	$(2,827.8)
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
During the second quarter of fiscal 2022, Post completed its distribution of 80.1% of its ownership interest in BellRing Brands, Inc. (formerly known as BellRing Distribution, LLC) (“BellRing”) to Post’s shareholders. On March 9, 2022, pursuant to the Transaction Agreement and Plan of Merger, dated as of October 26, 2021 (as amended by Amendment No. 1 to the Transaction Agreement and Plan of Merger, dated as of February 28, 2022, the “Transaction Agreement”), by and among Post, Old BellRing, BellRing and BellRing Merger Sub Corporation, a wholly-owned subsidiary of BellRing (“BellRing Merger Sub”), Post contributed its share of Old BellRing Class B common stock, $0.01 par value per share (“Old BellRing Class B Common Stock”), all of its BellRing LLC units and $550.4 of cash to BellRing (collectively, the “Contribution”) in exchange for certain limited liability company interests of BellRing (prior to the conversion of BellRing into a Delaware corporation) and the right to receive $840.0 in aggregate principal amount of BellRing’s 7.00% Senior Notes (as defined in Note 13).
On March 10, 2022, BellRing converted into a Delaware corporation and changed its name to “BellRing Brands, Inc.”, and Post distributed an aggregate of 78.1 million, or 80.1%, of its shares of BellRing common stock, $0.01 par value per share (“BellRing Common Stock”) to Post shareholders in a pro-rata distribution (the “Distribution”).
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
Immediately prior to the Spin-off, Post held 97.5 million BellRing LLC units, equal to 71.5% of the economic interest in BellRing LLC, and one share of Old BellRing Class B Common Stock, which represented 67% of the combined voting power of the common stock of Old BellRing. Immediately following the Spin-off, Post owned 19.4 million shares, or 14.2% of BellRing Common Stock, which did not represent a controlling interest in BellRing. As a result of the Spin-off, the dual class voting structure in the BellRing business was eliminated.
On August 11, 2022, Post transferred 14.8 million shares of its BellRing Common Stock to certain financial institutions in satisfaction of term loan obligations of Post, which reduced Post’s ownership of BellRing Common Stock to 3.4% as of September 30, 2022. In connection with this transaction, BellRing repurchased 0.8 million of the transferred shares from certain of the financial institutions.
On November 25, 2022, Post transferred the remaining of its 4.6 million shares of BellRing Common Stock to certain financial institutions in satisfaction of term loan obligations of Post. In connection with this transaction, BellRing repurchased 0.9 million of the transferred shares from certain of the financial institutions. Post had no ownership of BellRing Common Stock as of December 31, 2022.
The Company incurred separation-related expenses of $0.3 and $2.0 during the three months ended December 31, 2022 and 2021, respectively, in connection with its separation from Post. These expenses generally included third party costs for advisory services, fees charged by other service providers and government filing fees and were included in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations.

The term the “Company” generally refers to Old BellRing and its consolidated subsidiaries during the period prior to the Spin-off and to BellRing and its consolidated subsidiaries during the period subsequent to the Spin-off, unless otherwise stated or context otherwise indicates. The term “Common Stock” generally refers to Old BellRing Class A Common Stock and Old BellRing Class B Common Stock during the period prior to the Spin-off and to BellRing Common Stock during the period subsequent to the Spin-off. The term “Net earnings available to common stockholders” generally refers to net earnings available to Old BellRing Class A common stockholders during the period prior to the Spin-off and to net earnings available to BellRing common stockholders during the period subsequent to the Spin-off.
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
Basis of Presentation
These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), under the rules and regulations of the United States (the “U.S.”) Securities and Exchange Commission (the “SEC”), and on a basis substantially consistent with the audited consolidated financial statements of the Company as of and for the fiscal year ended September 30, 2022. These unaudited condensed consolidated financial statements should be read in conjunction with such audited consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2022, filed with the SEC on November 17, 2022.
These unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments and accruals) that management considers necessary for a fair statement of the Company’s results of operations, comprehensive income, financial position, cash flows and stockholders’ equity for the interim periods presented. Interim results are not necessarily indicative of the results for any other interim period or for the entire fiscal year. Certain reclassifications have been made to previously reported financial information to conform to current period presentation.
Prior to the Spin-off, the financial results of BellRing LLC and its subsidiaries were consolidated with Old BellRing, and a portion of the consolidated net earnings of BellRing LLC was allocated to the redeemable noncontrolling interest (the “NCI”). The calculation of the NCI was based on Post’s ownership percentage of BellRing LLC units during the period prior to the Spin-off, and reflected the entitlement of Post to a portion of the consolidated net earnings of BellRing LLC prior to the Spin-off. During the period subsequent to the Spin-off, any remaining ownership of BellRing by Post no longer represented a NCI to the Company (see Note 5). All intercompany balances and transactions have been eliminated. See Note 4 for further information on transactions with Post included in these financial statements.
NOTE 2 — RECENTLY ISSUED ACCOUNTING STANDARDS
The Company has considered all new accounting pronouncements and has concluded there are no new pronouncements that had or will have a material impact on the Company’s results of operations, comprehensive income, financial position, cash flows, stockholders’ equity or related disclosures based on current information.
NOTE 3 — REVENUE
The following table presents net sales by product.

	Three Months Ended December 31,
	2022	2021
Shakes and other beverages	$297.0	$245.0
Powders	56.1	50.8
Other	9.6	10.7
Net Sales	$362.7	$306.5

NOTE 4 — RELATED PARTY TRANSACTIONS
Both prior to and subsequent to the Spin-off, transactions with Post were considered related party transactions as certain of the Company’s directors continue to serve as officers or directors of Post.
The Company sells certain products to, purchases certain products from and licenses certain intellectual property to and from Post and its subsidiaries based upon pricing governed by agreements between the Company and Post and its subsidiaries, consistent with pricing of similar arm's-length transactions. During each of the three months ended December 31, 2022 and 2021, net sales to, purchases from and royalties paid to and received from Post and its subsidiaries were immaterial.
The Company uses certain functions and services performed by Post under a master service agreement (the “MSA”). These functions and services include finance, internal audit, treasury, information technology support, insurance and tax matters, the use of office and/or data center space, payroll processing services and tax compliance services. The MSA was amended and restated upon completion of the Spin-off to provide for similar services following the Spin-off and such other services as BellRing and Post may agree. MSA fees were $1.3 and $0.6 for the three months ended December 31, 2022 and 2021, respectively. MSA fees were reported in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations.
The Company had immaterial receivables with Post at both December 31, 2022 and September 30, 2022 related to sales with Post and its subsidiaries. The Company had $1.2 and $1.4 of payables with Post at December 31, 2022 and September 30, 2022, respectively, related to MSA fees as well as related party purchases, which were recorded in “Accounts payable,” on the Condensed Consolidated Balance Sheets.
Tax Agreements
Prior to the Spin-off, BellRing LLC made payments to Post related to quarterly tax distributions and state corporate tax withholdings made pursuant to the terms of the amended and restated limited liability company agreement of BellRing LLC (the “BellRing LLC Agreement”). During the three months ended December 31, 2021, BellRing LLC paid $3.2 to Post related to quarterly tax distributions.
In connection with and upon completion of the Spin-off, the Company entered into a tax matters agreement (the “Tax Matters Agreement”) by and among Post, BellRing and Old BellRing. The Tax Matters Agreement (i) governs the parties’ respective rights, responsibilities and obligations with respect to taxes, including taxes arising in the ordinary course of business and taxes, if any, that may be incurred if the Distribution fails to qualify for its intended tax treatment, (ii) addresses U.S. federal, state, local and non-U.S. tax matters and (iii) sets forth the respective obligations of the parties with respect to the filing of tax returns, the administration of tax contests and assistance and cooperation on tax matters.
Pursuant to the Tax Matters Agreement, BellRing is expected to indemnify Post for (i) all taxes for which BellRing is responsible (as described in the Tax Matters Agreement) and (ii) all taxes incurred by reason of certain actions or events, or by reason of any breach by BellRing or any of its subsidiaries of any of their respective representations, warranties or covenants under the Tax Matters Agreement that, in each case, affect the intended tax-free treatment of the Spin-off. Additionally, Post is expected to indemnify BellRing for the (i) taxes for which Post is responsible (as described in the Tax Matters Agreement) and (ii) taxes attributable to a failure of the Spin-off to qualify as tax-free, to the extent incurred by any action or failure to take any action within the control of Post. There were no amounts incurred by BellRing or Post under the Tax Matters Agreement during the three months ended December 31, 2022.
Reimbursement Agreement and Co-Packing Agreement
In the first quarter of fiscal 2022, Premier Nutrition Company, LLC (“Premier Nutrition”), a subsidiary of the Company, and Michael Foods, Inc. (“MFI”), a subsidiary of Post, entered into a reimbursement agreement relating to MFI’s acquisition and development of property intended to be used as an aseptic processing plant for MFI or another subsidiary of Post to produce RTD shakes for Premier Nutrition (the “Reimbursement Agreement”). Pursuant to the Reimbursement Agreement, prior to the execution of a definitive agreement governing such production of RTD shakes for Premier Nutrition, Premier Nutrition would reimburse MFI for certain costs and expenses incurred in the acquisition and development of property for the processing plant. Premier Nutrition did not reimburse MFI for any amounts under the Reimbursement Agreement during fiscal 2022 and the Reimbursement Agreement terminated by its terms on September 30, 2022.
On September 30, 2022, Premier Nutrition entered into a Co-Packing Agreement with Comet Processing, Inc. (“Comet”), a wholly-owned subsidiary of Post. Under the Co-Packing Agreement, Comet will manufacture for Premier Nutrition, and Premier Nutrition will purchase from Comet, certain RTD shakes. During the three months ended December 31, 2022, Premier Nutrition made no payments to Comet pursuant to the Co-Packing Agreement.

NOTE 5 — REDEEMABLE NONCONTROLLING INTEREST
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
Post’s ownership of BellRing LLC units prior to the Spin-off represented a NCI to the Company, which was classified outside of permanent stockholders’ equity as the BellRing LLC units were redeemable at the option of Post, through Post’s ownership of its share of Old BellRing Class B Common Stock (see Note 1). The carrying amount of the NCI was the greater of (i) the initial carrying amount, increased or decreased for the NCI’s share of net income or loss, other comprehensive income or loss (“OCI”) and distributions or dividends or (ii) the redemption value. Changes in the redemption value of the NCI were recorded to “Additional paid-in capital”, to the extent available, and “Accumulated deficit” on the Condensed Consolidated Statement of Stockholders’ Deficit.
Immediately prior to the Spin-off, Old BellRing owned 28.5% of the outstanding BellRing LLC units. Prior to the Spin-off, the financial results of BellRing LLC and its subsidiaries were consolidated with Old BellRing, and the portion of the consolidated net earnings of BellRing LLC to which Post was entitled was allocated to the NCI during the period.
Immediately following the Spin-off, Post owned 14.2% of the BellRing Common Stock, which did not represent a controlling interest in the Company. As a result of the Spin-off, the carrying amount of the NCI was reduced to zero immediately following the Spin-off. As of December 31, 2022, Post had no ownership of BellRing Common Stock.
The following table summarizes the changes to the Company’s NCI for the three months ended December 31, 2021. There were no changes to the Company’s NCI for the three months ended December 31, 2022 as the carrying amount of the NCI was reduced to zero immediately following the Spin-off in fiscal 2022.

Beginning of period	$2,997.3
Net earnings attributable to NCI	31.1
Net change in hedges, net of tax	0.4
Foreign currency translation adjustments	(0.3)
Redemption value adjustment to NCI	(247.6)
End of period	$2,780.9
The following table summarizes the effects of changes in NCI on the Company’s equity for the three months ended December 31, 2021. There were no transfers to or from NCI for the three months ended December 31, 2022 as the carrying amount of the NCI was reduced to zero immediately following the Spin-off in fiscal 2022.

Net earnings available to common stockholders	$8.2
Transfers from NCI:
Changes in equity as a result of redemption value adjustment to NCI	(247.6)
Changes from net earnings available to common stockholders and transfers from NCI	$(239.4)
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
The effective income tax rate was 24.4% and 6.9% for the three months ended December 31, 2022 and 2021, respectively. The increase in the effective income tax rate compared to the prior year period was primarily due to the Company reporting

100% of the income, gain, loss and deduction of BellRing LLC during the three months ended December 31, 2022, as a result of the Spin-off.
For additional information on the Tax Matters Agreement by and among Post, BellRing and Old BellRing, see Note 4.
NOTE 7 — EARNINGS PER SHARE
Prior to the Spin-off, basic earnings per share was based on the average number of shares of Old BellRing Class A Common Stock outstanding during the period. Diluted earnings per share was based on the average number of shares of Old BellRing Class A Common Stock used for the basic earnings per share calculation, adjusted for the dilutive effect of stock options and restricted stock units using the “treasury stock” method. In addition, “Net earnings available to common stockholders for diluted earnings per share” in the table below was adjusted for diluted net earnings per share of Old BellRing Class A Common Stock attributable to NCI, to the extent it was dilutive.
Subsequent to the Spin-off, basic earnings per share is based on the average number of shares of BellRing Common Stock outstanding during the period. Diluted earnings per share is based on the average number of shares of BellRing Common Stock used for the basic earnings per share calculation, adjusted for the dilutive effect of stock options and restricted stock units using the “treasury stock” method.
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
The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended December 31,
	2022	2021
Net earnings available to common stockholders for basic earnings per share	$44.2	$8.2
Dilutive impact of net earnings attributable to NCI	—	0.1
Net earnings available to common stockholders for diluted earnings per share	$44.2	$8.3

shares in millions
Weighted-average shares for basic earnings per share	134.9	39.4
Effect of dilutive securities:
Restricted stock units	0.2	0.2
Weighted-average shares for diluted earnings per share	135.1	39.6

Basic earnings per share of Common Stock	$0.33	$0.21
Diluted earnings per share of Common Stock	$0.33	$0.21
The following table details the securities that have been excluded from the calculation of weighted-average shares for diluted earnings per share as they were anti-dilutive.

	Three Months Ended December 31,
shares in millions	2022	2021
Restricted stock units	0.2	—
Performance-based restricted stock units	0.5	—

NOTE 8 — INVENTORIES

	December 31, 2022	September 30, 2022
Raw materials and supplies	$52.8	$58.3
Work in process	0.1	0.1
Finished products	159.8	141.4
Inventories	$212.7	$199.8
NOTE 9 — PROPERTY, NET

	December 31, 2022	September 30, 2022
Property, at cost	$22.7	$21.5
Accumulated depreciation	(14.2)	(13.5)
Property, net	$8.5	$8.0
NOTE 10 — GOODWILL
The components of “Goodwill” on the Condensed Consolidated Balance Sheets at both December 31, 2022 and September 30, 2022 are presented in the following table.

Goodwill, gross	$180.7
Accumulated impairment losses	(114.8)
Goodwill	$65.9
NOTE 11 — INTANGIBLE ASSETS, NET
Total intangible assets are as follows:

	December 31, 2022			September 30, 2022
	Carrying Amount	Accumulated Amortization	Net Amount	Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	$178.4	$(87.4)	$91.0	$178.3	$(84.9)	$93.4
Trademarks and brands	194.0	(86.5)	107.5	195.1	(85.2)	109.9
Other intangible assets	3.1	(3.1)	—	3.1	(3.1)	—
Intangible assets, net	$375.5	$(177.0)	$198.5	$376.5	$(173.2)	$203.3
NOTE 12 — FAIR VALUE MEASUREMENTS
The Company’s financial assets and liabilities include cash and cash equivalents, receivables and accounts payable for which the carrying value approximates fair value due to their short maturities (less than 12 months). The Company does not record its long-term debt at fair value on the Condensed Consolidated Balance Sheets. The fair value of outstanding borrowings under the Revolving Credit Facility (as defined in Note 13) as of December 31, 2022 and September 30, 2022 approximated its carrying value. Based on current market rates, the fair value (Level 2) of the Company’s debt, excluding any borrowings under the Revolving Credit Facility, was $820.1 and $767.4 as of December 31, 2022 and September 30, 2022, respectively.
Certain assets and liabilities, including property, plant and equipment, goodwill and other intangible assets, are measured at fair value on a non-recurring basis.

NOTE 13 — LONG-TERM DEBT
The following table presents the components of “Long-term debt” on the Condensed Consolidated Balance Sheets.

	December 31, 2022	September 30, 2022
7.00% Senior Notes maturing in March 2030	$840.0	$840.0
Revolving Credit Facility	114.0	99.0
Total principal amount of debt	954.0	939.0
Less: Debt issuance costs, net	9.2	9.5
Long-term debt	$944.8	$929.5
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
The 7.00% Senior Notes were issued at par, and the Company incurred debt issuance costs of $10.2, which were deferred and are being amortized to interest expense over the term of the 7.00% Senior Notes. Interest payments are due semi-annually each March 15 and September 15, and began on September 15, 2022. The 7.00% Senior Notes are senior unsecured obligations of BellRing and are guaranteed by BellRing’s existing and subsequently acquired or organized direct and indirect wholly-owned domestic subsidiaries (other than immaterial subsidiaries, certain excluded subsidiaries and subsidiaries the Company may designate as unrestricted subsidiaries). The maturity date of the 7.00% Senior Notes is March 15, 2030.
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
The Company incurred $1.5 of financing fees in connection with the Revolving Credit Facility, which were deferred and are being amortized to interest expense over the term of the Revolving Credit Facility. During the three months ended December 31, 2022, the Company borrowed $55.0 under the Revolving Credit Facility and repaid $40.0 under the Revolving Credit Facility. The interest rates on the utilized portion of the Revolving Credit Facility ranged from 7.42% to 9.50% as of December 31, 2022 and 5.95% to 8.25% as of September 30, 2022. The available borrowing capacity under the Revolving Credit Facility was $136.0 and $151.0 as of December 31, 2022 and September 30, 2022, respectively. There were no outstanding letters of credit as of December 31, 2022 or September 30, 2022.
Under the terms of the Credit Agreement, the Company is required to maintain a total net leverage ratio (as defined in the Credit Agreement) not to exceed 6.00:1.00, measured as of the last day of each fiscal quarter. The total net leverage ratio of the Company did not exceed this threshold as of December 31, 2022.
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
The Company’s obligations under the Credit Agreement are unconditionally guaranteed by its existing and subsequently acquired or organized direct and indirect subsidiaries (other than immaterial subsidiaries, certain excluded subsidiaries and subsidiaries the Company may designate as unrestricted subsidiaries) and are secured by security interests in substantially all of the Company’s assets and the assets of its subsidiary guarantors, but excluding, in each case, real property.
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
The Term B Facility required quarterly scheduled amortization payments of $8.75 which began on March 31, 2020. Interest was paid on each Interest Payment Date (as defined in the Old Credit Agreement) during the period prior to the termination of the Old Credit Agreement. The Term B Facility contained customary mandatory prepayment provisions, and during the three months ended December 31, 2021, the Company repaid $81.4 on its Term B Facility as a mandatory prepayment from fiscal 2021 excess cash flow (as defined in the Old Credit Agreement), which was in addition to the scheduled amortization payments.
There were no borrowings under or repayments on the Old Revolving Credit Facility during the three months ended December 31, 2021.
NOTE 14 — COMMITMENTS AND CONTINGENCIES
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
In September 2020, the same lead counsel re-filed the California Federal Class Lawsuit against Premier Nutrition in California Superior Court for the County of Alameda, alleging identical claims and seeking restitution and injunctive relief on behalf of the same putative class of California consumers as the California Federal Class Lawsuit. Following the federal district court’s denial of Premier Nutrition’s motion to permanently enjoin the Alameda action under the doctrine of res judicata, Premier Nutrition appealed to the Ninth Circuit. In September 2022, the Ninth Circuit affirmed the district court’s denial of Premier Nutrition’s motion to enjoin the Alameda action, holding that the Alameda Superior Court would have to decide whether plaintiff’s claims are barred by res judicata. The hearing on Premier Nutrition’s motion for judgment based on res judicata is currently set for the second quarter of fiscal 2023, in the Alameda Superior Court.
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
Other than legal fees, no expense related to this litigation was incurred during the three months ended December 31, 2022 or 2021. At both December 31, 2022 and September 30, 2022, the Company had an estimated liability of $16.0 related to these matters that was included in “Other current liabilities” on the Condensed Consolidated Balance Sheets.
Other
In the fourth quarter of fiscal 2022, a voluntary product recall was initiated by one of the Company’s contract manufacturers which produces RTD shakes for Premier Nutrition. The recall covered the Company’s products produced from December 8, 2021 through July 9, 2022 at one of the contract manufacturer’s facilities. The Company is continuing to assess the impact of the recall and does not believe it will have a material adverse effect on its financial condition, results of operations or cash flows.
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
NOTE 15 — STOCKHOLDERS’ DEFICIT
On May 23, 2022, the Company’s Board of Directors approved a $50.0 share repurchase authorization with respect to shares of BellRing Common Stock (the “Prior Authorization”). On December 5, 2022, the Company’s Board of Directors approved a new $50.0 share repurchase authorization with respect to shares of BellRing Common Stock (the “New Authorization”).
The following table summarizes the Company’s repurchases of BellRing Common Stock during the three months ended December 31, 2022.

Shares repurchased (in millions)	1.8
Average price per share including broker’s commissions	$23.34
Total cost including broker’s commissions	$41.2

The following table summarizes the Company’s repurchases of Old BellRing Class A Common Stock during the three months ended December 31, 2021.

Shares repurchased (in millions)	0.8
Average price per share including broker’s commissions	$23.36
Total cost including broker’s commissions	$18.1
In connection with the Spin-off, 0.8 million shares of Old BellRing Class A Common Stock held in treasury stock immediately prior to the Merger effective time were cancelled pursuant to the Transaction Agreement. The Company’s prior share repurchase authorization approved in fiscal 2021 for Old BellRing Class A Common Stock was no longer applicable subsequent to the Spin-off.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and capital resources of BellRing Brands, Inc. (formally known as BellRing Distribution, LLC) (“BellRing”) and its consolidated subsidiaries. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included herein, our audited consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022, and the “Cautionary Statement on Forward-Looking Statements” section included below.
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
During the second quarter of fiscal 2022, Post completed its distribution of 80.1% of its ownership interest in BellRing to Post’s shareholders. On March 9, 2022, pursuant to the Transaction Agreement and Plan of Merger, dated as of October 26, 2021 (as amended by Amendment No. 1 to the Transaction Agreement and Plan of Merger, dated as of February 28, 2022, the “Transaction Agreement”), by and among Post, Old BellRing, BellRing and BellRing Merger Sub Corporation, a wholly-owned subsidiary of BellRing (“BellRing Merger Sub”), Post contributed its share of Old BellRing Class B common stock, $0.01 par value per share (“Old BellRing Class B Common Stock”), all of its BellRing LLC units and $550.4 million of cash to BellRing (collectively, the “Contribution”) in exchange for certain limited liability company interests of BellRing (prior to the conversion of BellRing into a Delaware corporation) and the right to receive $840.0 million in aggregate principal amount of BellRing’s 7.00% senior notes maturing in 2030 (the “7.00% Senior Notes”).
On March 10, 2022, BellRing converted into a Delaware corporation and changed its name to “BellRing Brands, Inc.”, and Post distributed an aggregate of 78.1 million, or 80.1%, of its shares of BellRing common stock, $0.01 par value per share (“BellRing Common Stock”) to Post shareholders in a pro-rata distribution (“the Distribution”).
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
Immediately prior to the Spin-off, Post held 97.5 million BellRing LLC units, equal to 71.5% of the economic interest in BellRing LLC, and one share of Old BellRing Class B Common Stock, which represented 67% of the combined voting power of the common stock of Old BellRing. Immediately following the Spin-off, Post owned 19.4 million shares, or 14.2% of BellRing Common Stock, which did not represent a controlling interest in BellRing. As a result of the Spin-off, the dual class voting structure in the BellRing business was eliminated.
On August 11, 2022, Post transferred 14.8 million shares its BellRing Common Stock to certain financial institutions in satisfaction of term loan obligations of Post, which reduced Post’s ownership of BellRing Common Stock to 3.4% as of September 30, 2022. In connection with this transactions, BellRing repurchased 0.8 million of the transferred shares from certain of the financial institutions.
On November 25, 2022, Post transferred the remaining of its 4.6 million shares of BellRing Common Stock to certain financial institutions in satisfaction of term loan obligations of Post. In connection with this transactions, BellRing repurchased 0.9 million of the transferred shares from certain of the financial institutions. Post had no ownership of BellRing Common Stock as of December 31, 2022.

BellRing incurred separation-related expenses of $0.3 million and $2.0 million during the three months ended December 31, 2022 and 2021, respectively, in connection with its separation from Post. These expenses generally included third party costs for advisory services, fees charged by other service providers and government filing fees and were included in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations.
The terms “our”, “we”, “us” and the “Company” generally refer to Old BellRing and its consolidated subsidiaries during the period prior to the Spin-off and to us and our consolidated subsidiaries during the period subsequent to the Spin-off unless otherwise stated or context otherwise indicates. The term “Common Stock” generally refers to Old BellRing Class A Common Stock and Old BellRing Class B Common Stock during the period prior to the Spin-off and to BellRing Common Stock during the period subsequent to the Spin-off. The term “Net earnings available to common stockholders” generally refers to net earnings available to Old BellRing Class A common stockholders during the period prior to the Spin-off and to net earnings available to BellRing common stockholders during the period subsequent to the Spin-off.
We are a consumer products holding company operating in the global convenient nutrition category and are a provider of ready-to-drink (“RTD”) protein shakes, other RTD beverages, powders and nutrition bars. We have a single operating and reportable segment, with our principal products being protein-based consumer goods. Our primary brands are Premier Protein and Dymatize.
Market Trends
Events such as the COVID-19 pandemic have resulted in certain ongoing impacts to the global economy, including market disruptions, supply chain challenges and inflationary pressures. During the first quarter of fiscal 2023, input cost inflation continued to pressure our supply chain. Raw material, packaging and freight inflation has been widespread, rapid and significant and has put downward pressure on profit margins. As a result, we have taken pricing actions on nearly all products. We expect inflationary pressures to continue during the fiscal year, and this trend could have a materially adverse impact in the future if inflation rates were to significantly exceed our ability to achieve price increases or cost savings or if such price increases impact demand for our products.
For additional discussion, refer to “Liquidity and Capital Resources” and “Cautionary Statement on Forward-Looking Statements” within this section.
RESULTS OF OPERATIONS

	Three Months Ended December 31,
			favorable/(unfavorable)
dollars in millions	2022	2021	$ Change	% Change
Net Sales	$362.7	$306.5	$56.2	18%

Operating Profit	$75.2	$50.6	$24.6	49%
Interest expense, net	16.7	8.4	(8.3)	(99)%
Income tax expense	14.3	2.9	(11.4)	(393)%
Less: Net earnings attributable to redeemable noncontrolling interest	—	31.1	31.1	100%
Net Earnings Available to Common Stockholders	$44.2	$8.2	$36.0	439%
Net Sales
Net sales increased $56.2 million, or 18%, during the three months ended December 31, 2022, compared to the prior year period. Sales of Premier Protein products were up $57.2 million, or 23%, driven by higher average net selling prices. Average net selling prices increased in the three months ended December 31, 2022 primarily due to targeted price increases. Volumes increased 5% primarily driven by the lapping of lower volumes in the prior year period as a result of supply constraints. Sales of Dymatize products were up $1.1 million, or 3%, driven by higher average net selling prices. Average net selling prices increased in the three months ended December 31, 2022 due to targeted price increases and favorable product mix, partially offset by increased promotional spending. This increase in average net selling prices was partially offset by volume decreases of 19%, which were primarily driven by the lapping of prior year product discontinuations and the timing of quarterly shipments, partially offset by distribution gains. Sales of all other products were down $2.1 million.
Operating Profit
Operating profit increased $24.6 million, or 49%, during the three months ended December 31, 2022, compared to the prior year period. This increase was primarily driven by higher net sales, as previously discussed, and $1.7 million of lower costs related to the separation from Post. These positive impacts were partially offset by higher net product costs of $24.8 million, as unfavorable raw material costs were only partially offset by lower manufacturing and freight costs, and increased advertising expenses of $1.0 million.
Interest Expense, Net
Interest expense, net increased $8.3 million during the three months ended December 31, 2022, compared to the prior year period. This increase was primarily due to higher outstanding principal amounts of debt and a higher weighted-average interest rate compared to the prior year period. The weighted-average interest rate on our total outstanding debt increased to 7.1% for the three months ended December 31, 2022 from 4.8% for the three months ended December 31, 2021, primarily driven by the issuance of our 7.00% Senior Notes during the second quarter of fiscal 2022. See Note 13 within “Notes to Condensed Consolidated Financial Statements” for additional information on our debt.
Income Tax Expense
Prior to the Spin-off, Old BellRing held an economic interest in BellRing LLC which, as a result of the IPO and formation transactions, was treated as a partnership for United States (“U.S.”) federal income tax purposes. As a partnership, BellRing LLC itself was generally not subject to U.S. federal income tax under applicable U.S. tax laws. Generally, items of taxable income, gain, loss and deduction of BellRing LLC were passed through to its members, Old BellRing and Post. Old BellRing was responsible for its share of taxable income or loss of BellRing LLC allocated to it in accordance with the amended and restated limited liability company agreement of BellRing LLC and partnership tax rules and regulations.
Subsequent to the Spin-off, we reported 100% of the income, gain, loss and deduction of BellRing LLC for U.S. federal, state and local income tax purposes.
Our effective income tax rate was 24.4% and 6.9% for the three months ended December 31, 2022 and 2021, respectively. The increase in the effective income tax rate compared to the prior year period was primarily due to the Company reporting 100% of the income, gain, loss and deduction of BellRing LLC during the three months ended December 31, 2022, as a result of the Spin-off.
In accordance with Accounting Standards Codification (“ASC”) Topic 740, “Income Taxes,” we recorded income tax expense for interim periods using the estimated annual effective income tax rate for the full fiscal year adjusted for the impact of discrete items occurring during the interim periods.
LIQUIDITY AND CAPITAL RESOURCES
We expect to generate positive cash flows from operations and believe our cash on hand, cash flows from operations and possible future credit facilities will be sufficient to satisfy our future working capital requirements, research and development activities, debt repayments, share repurchases and other financing requirements for the foreseeable future. Our asset-light business model requires modest capital expenditures, with annual capital expenditures over the last three fiscal years averaging less than 1% of net sales. No significant capital expenditures are planned for the remainder of fiscal 2023. Our ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures and other business risk factors. If we are unable to generate sufficient cash flows from operations, or otherwise to comply with the terms of our credit facilities, we may be required to seek additional financing alternatives. Additionally, we may seek to repurchase shares of our common stock. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
During the three months ended December 31, 2022, we borrowed $55.0 million under our revolving credit facility, which is provided for under our credit agreement entered into on March 10, 2022 (as amended, the “Credit Agreement”) in an aggregate principal amount of $250.0 million (the “Revolving Credit Facility”), and repaid $40.0 million under the Revolving Credit Facility. We had available borrowing capacity under the Revolving Credit Facility of $136.0 million and no outstanding letters of credit under the Revolving Credit Facility as of December 31, 2022. Letters of credit are available under the Revolving Credit Facility in an aggregate amount of up to $20.0 million. Our Credit Agreement provides for potential incremental revolving and term facilities at the Company’s request and at the discretion of the lenders or other persons providing such incremental facilities, in each case on terms to be determined, and also permits the Company to incur other secured or unsecured debt, in all cases subject to conditions and limitations on the amount as specified in the Credit Agreement.
During the three months ended December 31, 2022, we repurchased 1.8 million shares of BellRing Common Stock at an average share price of $23.34 per share for a total cost of $41.2 million, including broker’s commissions.
In December 2022, we entered into a co-manufacturing agreement for the manufacturing and packaging of our RTD shakes (the “Agreement”). The Agreement included a minimum purchase quantity requirement and a “take-or-pay” provision, which increased our purchase commitments by $200.0 million through fiscal 2028 (with $40.0 million due in the next 12 months).

The following table shows select cash flow data, which is discussed below.

	Three Months Ended December 31,
dollars in millions	2022	2021
Cash provided by (used in):
Operating activities	$36.3	$(9.1)
Investing activities	(0.3)	(0.6)
Financing activities	(28.4)	(112.5)
Effect of exchange rate changes on cash and cash equivalents	0.5	—
Net increase (decrease) in cash and cash equivalents	$8.1	$(122.2)
Operating Activities
Cash provided by operating activities for the three months ended December 31, 2022 was $36.3 million compared to cash used in operating activities of $9.1 million for the three months ended December 31, 2021. This increase was primarily driven by favorable changes related to fluctuations in the timing of purchases and payments of trade payables and sales and collections of trade receivables. Additionally, interest payments decreased $5.9 million due to the shift in timing of interest payments related to the 7.00% Senior Notes as compared to its previous term B facility in the prior year period. These positive impacts were partially offset by increased tax payments (net of refunds) by $14.3 million.
Investing Activities
Cash used in investing activities for the three months ended December 31, 2022 decreased $0.3 million compared to the prior year period resulting from a decrease in capital expenditures.
Financing Activities
Three months ended December 31, 2022
Cash used in financing activities for the three months ended December 31, 2022 was $28.4 million. We paid $41.2 million, including broker’s commissions, for the repurchase of shares of our Common Stock and repaid $40.0 million under the Revolving Credit Facility. Additionally, we borrowed $55.0 million under the Revolving Credit Facility.
Three months ended December 31, 2021
Cash used in financing activities for the three months ended December 31, 2021 was $112.5 million. BellRing LLC repaid $90.1 million on the principal balance of its previous term B facility. We paid $18.1 million, including broker’s commissions, for the repurchase of shares of Old BellRing Class A Common Stock during the quarter. In addition, we had net cash distributions to Post of $3.2 million related to quarterly tax distributions pursuant to BellRing LLC’s amended and restated limited liability company agreement.
Debt Covenants
The Credit Agreement contains customary affirmative and negative covenants applicable to us and our restricted subsidiaries for agreements of this type, including delivery of financial and other information; compliance with laws; maintenance of property; existence, insurance and books and records; inspection rights; obligation to provide collateral and guarantees by certain new subsidiaries; delivery of environmental reports; participation in an annual meeting with the agent and the lenders; further assurances; and limitations with respect to indebtedness, liens, fundamental changes, restrictive agreements, use of proceeds, amendments of organization documents, prepayments and amendments of certain indebtedness, dispositions of assets, acquisitions and other investments, sale leaseback transactions, changes in the nature of business, transactions with affiliates and dividends and redemptions or repurchases of stock. Under the terms of the Credit Agreement, we are also required to comply with a financial covenant requiring us to maintain a total net leverage ratio (as defined in the Credit Agreement) not to exceed 6.00:1.00, measured as of the last day of each fiscal quarter. We were in compliance with the financial covenant as of December 31, 2022, and we do not believe non-compliance is reasonably likely in the foreseeable future.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our critical accounting policies and estimates are more fully described in our Annual Report on Form 10-K for the year ended September 30, 2022, as filed with the Securities and Exchange Commission (the “SEC”) on November 17, 2022. There have been no significant changes to our critical accounting policies and estimates since September 30, 2022.
RECENTLY ISSUED ACCOUNTING STANDARDS
We have considered all new accounting pronouncements and have concluded there are no new pronouncements that had or will have a material impact on our results of operations, comprehensive income, financial position, cash flows, stockholders’ equity or related disclosures based on current information.
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
•our leverage, our ability to obtain additional financing (including both secured and unsecured debt) and our ability to service our outstanding debt (including covenants that restrict the operation of our business);
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
•our ability to hire and retain talented personnel, employee absenteeism, labor strikes, work stoppages or unionization efforts; and
•other risks and uncertainties included under “Risk Factors” in this report and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022, filed with the SEC on November 17, 2022.
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
Interest Rate Risk
As of December 31, 2022 and September 30, 2022, the Company had outstanding principal value of indebtedness of $840.0 million related to its 7.00% Senior Notes. Additionally, the Company had an aggregate principal amount of $114.0 million and $99.0 million outstanding under its Revolving Credit Facility as of December 31, 2022 and September 30, 2022, respectively. Borrowings under the Revolving Credit Facility bear interest at variable rates.
As of December 31, 2022 and September 30, 2022, the fair value of the Company’s debt, excluding any borrowings under its Revolving Credit Facility, was $820.1 million and $767.4 million, respectively. Changes in interest rates impact fixed and variable rate debt differently. For fixed rate debt, a change in interest rates will only impact the fair value of the debt, whereas a change in the interest rates on variable rate debt will impact interest expense and cash flows. A hypothetical 10% decrease in interest rates would have increased the fair value of the fixed rate debt by approximately $18 million and $17 million as of December 31, 2022 and September 30, 2022, respectively. A hypothetical 10% increase in interest rates would have had an immaterial impact on both interest expense and interest paid during each of the three months ended December 31, 2022 and 2021. For additional information regarding the Company’s debt, see Note 13 within “Notes to Condensed Consolidated Financial Statements.”
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
Changes in Internal Control Over Financial Reporting
There were no significant changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.    OTHER INFORMATION.
ITEM 1.    LEGAL PROCEEDINGS.
The information required under this Item 1 is set forth in Note 14 within “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 of this report, which is incorporated herein by reference. For disclosure of environmental proceedings with a governmental entity as a party pursuant to Item 103(c)(3)(iii) of Regulation S-K, the Company has elected to disclose matters where the Company reasonably believes such proceeding would result in monetary sanctions, exclusive of interest and costs, of $1.0 million or more. Applying this threshold, there are no such environmental proceedings to disclose for the three months ended December 31, 2022.
ITEM 1A.    RISK FACTORS.
In addition to the information set forth elsewhere in this Quarterly Report on Form 10-Q (the “Quarterly Report”), you should carefully consider the risk factors we previously disclosed in our Annual Report on Form 10-K, filed with the SEC on November 17, 2022, as of and for the year ended September 30, 2022 (the “Annual Report”). As of the date of this Quarterly Report, there have been no material changes to the risk factors previously disclosed in the Annual Report. These risks could materially and adversely affect our business, financial condition, results of operations and cash flows. The enumerated risks have been or may be heightened, or in some cases manifested, by the impacts of the COVID-19 pandemic and the ongoing conflict in Ukraine and are not the only risks we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business, financial condition, results of operations and cash flows.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table sets forth information with respect to repurchases of shares of BellRing Common Stock, $0.01 par value per share, during the three months ended December 31, 2022 and our BellRing Common Stock repurchase authorization.

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (b)
October 1, 2022 - October 31, 2022	—	$—	—	$25,268,721
November 1, 2022 - November 30, 2022	925,000	$21.72	925,000	$5,177,721
December 1, 2022 - December 31, 2022	840,384	$25.09	840,384	$28,911,830
Total	1,765,384	$23.33	1,765,384	$28,911,830
(a)Does not include broker’s commissions.
(b)On May 23, 2022, the Company’s Board of Directors approved a $50,000,000 repurchase authorization with respect to shares of BellRing Common Stock (the “Prior Authorization”). The Prior Authorization was effective May 23, 2022 and had an expiration date of May 23, 2024. On December 5, 2022, the Company’s Board of Directors approved a new $50,000,000 repurchase authorization with respect to shares of BellRing Common Stock effective December 5, 2022 (the “New Authorization”). The New Authorization expires on December 5, 2024. On February 1, 2023, the Company’s Board of Directors approved the termination of its Prior Authorization.

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

4.2	Form of Note (Incorporated by reference to Exhibit 4.2 to the Company’s Second Form 8-K filed on March 10, 2022, which Exhibit 4.2 is referenced in Exhibit 4.1 to such filing)
†10.1	Amended BellRing Brands, Inc. 2019 Long-Term Incentive Plan
‡10.22	Stremick Heritage Foods, LLC, Jasper Products, LLC and Premier Nutrition Company Manufacturing Agreement, dated as of December 14, 2022
31.1	Certification of Robert V. Vitale pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 7, 2023
31.2	Certification of Darcy H. Davenport pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 7, 2023
31.3	Certification of Paul A. Rode pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 7, 2023
32.1	Certification of Robert V. Vitale, Darcy H. Davenport and Paul A. Rode, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 7, 2023
101
Interactive Data File (Form 10-Q for the quarterly period ended December 31, 2022 filed in iXBRL (Inline eXtensible Business Reporting Language)). The financial information contained in the iXBRL-related documents is “unaudited” and “unreviewed.”

104	The cover page from the Company’s Form 10-Q for the quarterly period ended December 31, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101

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

BELLRING BRANDS, INC.
Date:	February 7, 2023	By:	/s/ Darcy H. Davenport
Darcy H. Davenport
President and Chief Executive Officer