Form 10-Q
period 2023-03-31
BELLRING BRANDS, INC.
filed 2023-05-09
CIK 1772016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________
FORM 10-Q
__________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR
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
Common Stock, $0.01 par value per share – 132,802,631 shares as of May 2, 2023

BELLRING BRANDS, INC.
QUARTERLY REPORT ON FORM 10-Q

i

PART I.    FINANCIAL INFORMATION.
ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED).
BELLRING BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Net Sales	$385.6	$315.2	$748.3	$621.7
Cost of goods sold	268.5	228.2	509.4	442.4
Gross Profit	117.1	87.0	238.9	179.3
Selling, general and administrative expenses	54.3	48.9	96.0	85.7
Amortization of intangible assets	4.8	4.9	9.7	9.8
Operating Profit	58.0	33.2	133.2	83.8
Interest expense, net	16.8	8.5	33.5	16.9
Loss on extinguishment of debt, net	—	17.6	—	17.6
Earnings before Income Taxes	41.2	7.1	99.7	49.3
Income tax expense	10.3	3.2	24.6	6.1
Net Earnings Including Redeemable Noncontrolling Interest	30.9	3.9	75.1	43.2
Less: Net earnings attributable to redeemable noncontrolling interest	—	2.6	—	33.7
Net Earnings Available to Common Stockholders	$30.9	$1.3	$75.1	$9.5

Earnings per share of Common Stock:
Basic	$0.23	$0.02	$0.56	$0.19
Diluted	$0.23	$0.02	$0.56	$0.19

Weighted-Average shares of Common Stock Outstanding:
Basic	133.4	62.7	134.1	51.0
Diluted	134.5	62.9	134.8	51.2
 See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

BELLRING BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in millions)

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Net Earnings Including Redeemable Noncontrolling Interest	$30.9	$3.9	$75.1	$43.2
Hedging adjustments:
Reclassifications to net earnings	—	6.6	—	7.1
Foreign currency translation adjustments:
Unrealized foreign currency translation adjustments	0.3	(0.4)	1.8	(0.8)
Tax expense on other comprehensive income:
Reclassifications to net earnings	—	(0.4)	—	(0.4)
Total Other Comprehensive Income Including Redeemable Noncontrolling Interest	0.3	5.8	1.8	5.9
Less: Comprehensive income attributable to redeemable noncontrolling interest	—	7.1	—	38.3
Total Comprehensive Income Available to Common Stockholders	$31.2	$2.6	$76.9	$10.8
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

BELLRING BRANDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions)

	March 31, 2023	September 30, 2022
ASSETS
Current Assets
Cash and cash equivalents	$25.5	$35.8
Receivables, net	193.8	173.3
Inventories	265.5	199.8
Prepaid expenses and other current assets	12.2	12.4
Total Current Assets	497.0	421.3
Property, net	8.3	8.0
Goodwill	65.9	65.9
Intangible assets, net	193.7	203.3
Other assets	7.6	8.7
Total Assets	$772.5	$707.2

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$105.0	$93.8
Other current liabilities	52.0	49.7
Total Current Liabilities	157.0	143.5
Long-term debt	970.1	929.5
Deferred income taxes	1.3	2.2
Other liabilities	7.2	8.2
Total Liabilities	1,135.6	1,083.4
Stockholders’ Deficit
Common stock	1.4	1.4
Additional paid-in capital	12.0	7.0
Accumulated deficit	(280.5)	(355.6)
Accumulated other comprehensive loss	(2.5)	(4.3)
Treasury stock, at cost	(93.5)	(24.7)
Total Stockholders’ Deficit	(363.1)	(376.2)
Total Liabilities and Stockholders’ Deficit	$772.5	$707.2
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

BELLRING BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Six Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities
Net earnings including redeemable noncontrolling interest	$75.1	$43.2
Adjustments to reconcile net earnings including redeemable noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	10.5	10.6
Loss on extinguishment of debt, net	—	17.6
Non-cash stock-based compensation expense	7.0	3.3
Deferred income taxes	(0.9)	1.7
Other, net	0.2	(0.9)
Other changes in operating assets and liabilities:
Increase in receivables, net	(19.8)	(28.9)
Increase in inventories	(64.5)	(27.3)
Decrease in prepaid expenses and other current assets	0.3	0.7
Decrease in other assets	0.9	1.1
Increase (decrease) in accounts payable and other current liabilities	11.5	(3.4)
Decrease in non-current liabilities	—	(0.1)
Net Cash Provided by Operating Activities	20.3	17.6

Cash Flows from Investing Activities
Additions to property	(0.5)	(1.1)
Net Cash Used in Investing Activities	(0.5)	(1.1)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	115.0	109.0
Payment of merger consideration	—	(115.5)
Repayments of long-term debt	(75.0)	(609.9)
Purchases of treasury stock	(68.5)	(18.1)
Payments of debt issuance, extinguishment costs and deferred financing fees	—	(11.1)
Distributions to Post Holdings, Inc., net	—	547.2
Other, net	(2.2)	(1.1)
Net Cash Used in Financing Activities	(30.7)	(99.5)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	0.6	(0.1)
Net Decrease in Cash and Cash Equivalents	(10.3)	(83.1)
Cash and Cash Equivalents, Beginning of Year	35.8	152.6
Cash and Cash Equivalents, End of Period	$25.5	$69.5

Supplemental noncash information:
Debt issued to Post Holdings, Inc. in connection with Spin-off	$—	$840.0
 See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

BELLRING BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (Unaudited)
(in millions)

	As of and for the Three Months Ended March 31,		As of and for the Six Months Ended March 31,
	2023	2022	2023	2022
Common Stock
Beginning of period	$1.4	$0.4	$1.4	$0.4
Impact of Spin-off	—	1.0	—	1.0
End of period	1.4	1.4	1.4	1.4
Additional Paid-in Capital
Beginning of period	8.4	—	7.0	—
Activity under stock and deferred compensation plans	0.1	—	(2.0)	(1.0)
Non-cash stock-based compensation expense	3.5	1.8	7.0	3.3
Redemption value adjustment to redeemable noncontrolling interest	—	(1.4)	—	(1.9)
End of period	12.0	0.4	12.0	0.4
Accumulated Deficit
Beginning of period	(311.4)	(2,806.6)	(355.6)	(3,059.7)
Net earnings available to common stockholders	30.9	1.3	75.1	9.5
Distribution to Post Holdings, Inc.	—	—	—	(3.2)
Redemption value adjustment to redeemable noncontrolling interest	—	124.3	—	372.4
Impact of Spin-off	—	2,252.6	—	2,252.6
End of period	(280.5)	(428.4)	(280.5)	(428.4)
Accumulated Other Comprehensive Loss
Hedging Adjustments, net of tax
Beginning of period	—	(1.5)	—	(1.6)
Net change in hedges, net of tax	—	1.5	—	1.6
End of period	—	—	—	—
Foreign Currency Translation Adjustments
Beginning of period	(2.8)	(2.0)	(4.3)	(1.9)
Foreign currency translation adjustments	0.3	(0.2)	1.8	(0.3)
End of period	(2.5)	(2.2)	(2.5)	(2.2)
Treasury Stock
Beginning of period	(65.9)	(18.1)	(24.7)	—
Purchases of treasury stock	(27.6)	—	(68.8)	(18.1)
Impact of Spin-off	—	18.1	—	18.1
End of period	(93.5)	—	(93.5)	—
Total Stockholders’ Deficit	$(363.1)	$(428.8)	$(363.1)	$(428.8)
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
On November 25, 2022, Post transferred the remaining of its 4.6 million shares of BellRing Common Stock to certain financial institutions in satisfaction of term loan obligations of Post. In connection with this transaction, BellRing repurchased 0.9 million of the transferred shares from certain of the financial institutions. Post had no ownership of BellRing Common Stock as of March 31, 2023.
The Company incurred separation-related expenses in connection with its separation from Post of $0.4 and $0.7 during the three and six months ended March 31, 2023, respectively, and $10.3 and $12.3 during the three and six months ended March 31, 2022, respectively. These expenses generally included third party costs for advisory services, fees charged by other service providers and government filing fees and were included in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations.

The term “Company” generally refers to Old BellRing and its consolidated subsidiaries during the periods prior to the Spin-off and to BellRing and its consolidated subsidiaries during the periods subsequent to the Spin-off, unless otherwise stated or context otherwise indicates. The term “Common Stock” generally refers to Old BellRing Class A Common Stock and Old BellRing Class B Common Stock during the periods prior to the Spin-off and to BellRing Common Stock during the periods subsequent to the Spin-off. The term “Net earnings available to common stockholders” generally refers to net earnings available to Old BellRing Class A common stockholders during the periods prior to the Spin-off and to net earnings available to BellRing common stockholders during the periods subsequent to the Spin-off.
The Company is a consumer products holding company operating in the global convenient nutrition category and is a provider of ready-to-drink (“RTD”) protein shakes, other RTD beverages and powders. The Company has a single operating and reportable segment, with its principal products being protein-based consumer goods. The Company’s primary brands are Premier Protein and Dymatize.
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
These unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments and accruals) that management considers necessary for a fair statement of the Company’s results of operations, comprehensive income, financial position, cash flows and stockholders’ equity for the interim periods presented. Interim results are not necessarily indicative of the results for any other interim period or for the entire fiscal year. Certain reclassifications have been made to previously reported financial information to conform to the current period presentation.
Prior to the Spin-off, the financial results of BellRing LLC and its subsidiaries were consolidated with Old BellRing, and a portion of the consolidated net earnings of BellRing LLC was allocated to the redeemable noncontrolling interest (the “NCI”). The calculation of the NCI was based on Post’s ownership percentage of BellRing LLC units during each period prior to the Spin-off, and reflected the entitlement of Post to a portion of the consolidated net earnings of BellRing LLC prior to the Spin-off. During the periods subsequent to the Spin-off, any remaining ownership of BellRing by Post no longer represented a NCI to the Company (see Note 5). All intercompany balances and transactions have been eliminated. See Note 4 for further information on transactions with Post included in these financial statements.
NOTE 2 — RECENTLY ISSUED ACCOUNTING STANDARDS
The Company has considered all new accounting pronouncements and has concluded there are no new pronouncements that had or will have a material impact on the Company’s results of operations, comprehensive income, financial position, cash flows, stockholders’ equity or related disclosures based on current information.
NOTE 3 — REVENUE
The following table presents net sales by product.

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Shakes and other beverages	$299.9	$246.0	$596.9	$491.0
Powders	73.8	59.1	129.9	109.9
Other	11.9	10.1	21.5	20.8
Net Sales	$385.6	$315.2	$748.3	$621.7
NOTE 4 — RELATED PARTY TRANSACTIONS
Both prior to and subsequent to the Spin-off, transactions with Post were considered related party transactions as certain of the Company’s directors continue to serve as officers or directors of Post.
The Company sells certain products to, purchases certain products from and licenses certain intellectual property to and from Post and its subsidiaries based upon pricing governed by agreements between the Company and Post and its subsidiaries, consistent with pricing of similar arm's-length transactions. During each of the three and six months ended March 31, 2023 and 2022, net sales to, purchases from and royalties paid to and received from Post and its subsidiaries were immaterial.
The Company uses certain functions and services performed by Post under a master service agreement (the “MSA”). These functions and services include finance, internal audit, treasury, information technology support, insurance and tax matters, the use of office and/or data center space, payroll processing services and tax compliance services. The MSA was amended and restated upon completion of the Spin-off to provide for similar services following the Spin-off and such other services as BellRing and Post may agree. For the three and six months ended March 31, 2023, MSA fees were $1.0 and $2.3, respectively. For the three and six months ended March 31, 2022, MSA fees were $1.2 and $1.8, respectively. MSA fees were reported in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations.
The Company had immaterial receivables and other current liabilities with Post at both March 31, 2023 and September 30, 2022 related to sales and royalty expense with Post and its subsidiaries. The Company had $0.4 and $1.4 of payables with Post at March 31, 2023 and September 30, 2022, respectively, related to MSA fees as well as related party purchases, which were recorded in “Accounts payable,” on the Condensed Consolidated Balance Sheets.
Tax Agreements
Prior to the Spin-off, BellRing LLC made payments to Post related to quarterly tax distributions and state corporate tax withholdings made pursuant to the terms of the amended and restated limited liability company agreement of BellRing LLC (the “BellRing LLC Agreement”). During the six months ended March 31, 2022, BellRing LLC paid $3.2 to Post related to quarterly tax distributions.
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
Pursuant to the Tax Matters Agreement, BellRing is expected to indemnify Post for (i) all taxes for which BellRing is responsible (as described in the Tax Matters Agreement) and (ii) all taxes incurred by reason of certain actions or events, or by reason of any breach by BellRing or any of its subsidiaries of any of their respective representations, warranties or covenants under the Tax Matters Agreement that, in each case, affect the intended tax-free treatment of the Spin-off. Additionally, Post is expected to indemnify BellRing for the (i) taxes for which Post is responsible (as described in the Tax Matters Agreement) and (ii) taxes attributable to a failure of the Spin-off to qualify as tax-free, to the extent incurred by any action or failure to take any action within the control of Post. There were no amounts incurred by BellRing or Post under the Tax Matters Agreement during each of the three and six months ended March 31, 2023 and 2022.
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
On September 30, 2022, Premier Nutrition entered into a Co-Packing Agreement with Comet Processing, Inc. (“Comet”), a wholly-owned subsidiary of Post. Under the Co-Packing Agreement, Comet will manufacture for Premier Nutrition, and Premier Nutrition will purchase from Comet, certain RTD shakes. Additionally, pursuant to the Co-Packing Agreement, Premier Nutrition will reimburse Comet for certain costs and expenses incurred in the acquisition and development of property for the processing plant. During the three and six months ended March 31, 2023, Premier Nutrition made no payments to Comet pursuant to the Co-Packing Agreement.
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
Post’s ownership of BellRing LLC units prior to the Spin-off represented a NCI to the Company, which was classified outside of permanent stockholders’ equity as the BellRing LLC units were redeemable at the option of Post, through Post’s ownership of its share of Old BellRing Class B Common Stock (see Note 1). The carrying amount of the NCI was the greater of (i) the initial carrying amount, increased or decreased for the NCI’s share of net income or loss, other comprehensive income or loss (“OCI”) and distributions or dividends or (ii) the redemption value. Changes in the redemption value of the NCI were recorded to “Additional paid-in capital”, to the extent available, and “Accumulated deficit” on the Condensed Consolidated Statements of Stockholders’ Deficit.
Immediately prior to the Spin-off, Old BellRing owned 28.5% of the outstanding BellRing LLC units. Prior to the Spin-off, the financial results of BellRing LLC and its subsidiaries were consolidated with Old BellRing, and the portion of the consolidated net earnings of BellRing LLC to which Post was entitled was allocated to the NCI during each period.
Immediately following the Spin-off, Post owned 14.2% of the BellRing Common Stock, which did not represent a controlling interest in the Company. As a result of the Spin-off, the carrying amount of the NCI was reduced to zero. As of March 31, 2023, Post had no ownership of BellRing Common Stock.
The following table summarizes the changes to the Company’s NCI for the three and six months ended March 31, 2022. There were no changes to the Company’s NCI for the three and six months ended March 31, 2023 as the carrying amount of the NCI was reduced to zero immediately following the Spin-off in fiscal 2022.

	As of and for the Three Months Ended March 31, 2022	As of and for the Six Months Ended March 31, 2022
Beginning of period	$2,780.9	$2,997.3
Net earnings attributable to NCI	2.6	33.7
Net change in hedges, net of tax	4.7	5.1
Foreign currency translation adjustments	(0.2)	(0.5)
Redemption value adjustment to NCI	(122.9)	(370.5)
Impact of Spin-off	(2,665.1)	(2,665.1)
End of period	$—	$—
The following table summarizes the effects of changes in NCI on the Company’s equity for the three and six months ended March 31, 2022. There were no transfers to or from NCI for the three and six months ended March 31, 2023 as the carrying amount of the NCI was reduced to zero immediately following the Spin-off in fiscal 2022.

	Three Months Ended March 31, 2022	Six Months Ended March 31, 2022
Net earnings available to common stockholders	$1.3	$9.5
Transfers from NCI:
Changes in equity as a result of redemption value adjustment to NCI	(122.9)	(370.5)
Increase in equity as a result of the Spin-off	(2,665.1)	(2,665.1)
Changes from net earnings available to common stockholders and transfers from NCI	$(2,786.7)	$(3,026.1)
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

The effective income tax rate was 25.0% and 45.1% for the three months ended March 31, 2023 and 2022, respectively. The decrease in the effective income tax rate compared to the prior year was primarily due to higher separation-related expenses incurred in connection with the Spin-off in the prior year period that were treated as non-deductible, partially offset by the Company reporting 100% of the income, gain, loss and deduction of BellRing LLC in the periods subsequent to the Spin-off.
The effective income tax rate was 24.7% and 12.4% for the six months ended March 31, 2023 and 2022, respectively. The increase in the effective income tax rate compared to the prior year period was primarily due to the Company reporting 100% of the income, gain, loss and deduction of BellRing LLC in the periods subsequent to the Spin-off.
For additional information on the Tax Matters Agreement by and among Post, BellRing and Old BellRing, see Note 4.
NOTE 7 — EARNINGS PER SHARE
Prior to the Spin-off, basic earnings per share was based on the average number of shares of Old BellRing Class A Common Stock outstanding during each period. Diluted earnings per share was based on the average number of shares of Old BellRing Class A Common Stock used for the basic earnings per share calculation, adjusted for the dilutive effect of stock options and restricted stock units using the “treasury stock” method. In addition, “Net earnings available to common stockholders for diluted earnings per share” in the table below was adjusted for the dilutive impact of net earnings per share of Old BellRing Class A Common Stock attributable to NCI.
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
The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Net earnings available to common stockholders for basic earnings per share	$30.9	$1.3	$75.1	$9.5
Dilutive impact of net earnings attributable to NCI	—	—	—	—
Net earnings available to common stockholders for diluted earnings per share	$30.9	$1.3	$75.1	$9.5

shares in millions
Weighted-average shares for basic earnings per share	133.4	62.7	134.1	51.0
Effect of dilutive securities:
Stock options	0.1	—	0.1	—
Restricted stock units	0.2	0.2	0.2	0.2
Performance-based restricted stock units	0.8	—	0.4	—
Weighted-average shares for diluted earnings per share	134.5	62.9	134.8	51.2

Basic earnings per share of Common Stock	$0.23	$0.02	$0.56	$0.19
Diluted earnings per share of Common Stock	$0.23	$0.02	$0.56	$0.19

The following table details the securities that have been excluded from the calculation of weighted-average shares for diluted earnings per share as they were anti-dilutive.

	Three Months Ended March 31,		Six Months Ended March 31,
shares in millions	2023	2022	2023	2022
Restricted stock units	—	0.2	0.1	0.1
Performance-based restricted stock units	—	0.1	0.3	0.1
NOTE 8 — INVENTORIES

	March 31, 2023	September 30, 2022
Raw materials and supplies	$91.2	$58.3
Work in process	0.1	0.1
Finished products	174.2	141.4
Inventories	$265.5	$199.8
NOTE 9 — PROPERTY, NET

	March 31, 2023	September 30, 2022
Property, at cost	$23.0	$21.5
Accumulated depreciation	(14.7)	(13.5)
Property, net	$8.3	$8.0
NOTE 10 — GOODWILL
The components of “Goodwill” on the Condensed Consolidated Balance Sheets at both March 31, 2023 and September 30, 2022 are presented in the following table.

Goodwill, gross	$180.7
Accumulated impairment losses	(114.8)
Goodwill	$65.9
NOTE 11 — INTANGIBLE ASSETS, NET
Total intangible assets are as follows:

	March 31, 2023			September 30, 2022
	Carrying Amount	Accumulated Amortization	Net Amount	Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	$178.4	$(89.8)	$88.6	$178.3	$(84.9)	$93.4
Trademarks and brands	194.0	(88.9)	105.1	195.1	(85.2)	109.9
Other intangible assets	3.1	(3.1)	—	3.1	(3.1)	—
Intangible assets, net	$375.5	$(181.8)	$193.7	$376.5	$(173.2)	$203.3
NOTE 12 — FAIR VALUE MEASUREMENTS
The Company’s financial assets and liabilities include cash and cash equivalents, receivables and accounts payable for which the carrying value approximates fair value due to their short maturities (less than 12 months). The Company does not record its long-term debt at fair value on the Condensed Consolidated Balance Sheets. The fair value of outstanding borrowings under the Revolving Credit Facility (as defined in Note 13) as of March 31, 2023 and September 30, 2022 approximated its carrying value. Based on current market rates, the fair value (Level 2) of the Company’s debt, excluding any borrowings under the Revolving Credit Facility, was $854.5 and $767.4 as of March 31, 2023 and September 30, 2022, respectively.

Certain assets and liabilities, including property, plant and equipment, goodwill and other intangible assets, are measured at fair value on a non-recurring basis.
NOTE 13 — LONG-TERM DEBT
The following table presents the components of “Long-term debt” on the Condensed Consolidated Balance Sheets.

	March 31, 2023	September 30, 2022
7.00% Senior Notes maturing in March 2030	$840.0	$840.0
Revolving Credit Facility	139.0	99.0
Total principal amount of debt	979.0	939.0
Less: Debt issuance costs, net	8.9	9.5
Long-term debt	$970.1	$929.5
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
The Company incurred $1.5 of financing fees in connection with the Revolving Credit Facility, which were deferred and are being amortized to interest expense over the term of the Revolving Credit Facility. During the six months ended March 31, 2023 and 2022, the Company borrowed $115.0 and $109.0 under the Revolving Credit Facility, respectively, and repaid $75.0 and zero under the Revolving Credit Facility, respectively. The interest rates on the utilized portion of the Revolving Credit Facility ranged from 7.86% to 10.00% as of March 31, 2023 and 5.95% to 8.25% as of September 30, 2022. The available borrowing capacity under the Revolving Credit Facility was $111.0 and $151.0 as of March 31, 2023 and September 30, 2022, respectively. There were no outstanding letters of credit as of March 31, 2023 or September 30, 2022.
Under the terms of the Credit Agreement, the Company is required to maintain a total net leverage ratio (as defined in the Credit Agreement) not to exceed 6.00:1.00, measured as of the last day of each fiscal quarter. The total net leverage ratio of the Company did not exceed this threshold as of March 31, 2023.

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
On March 10, 2022, with certain of the proceeds from the transactions related to the Spin-off, BellRing LLC repaid the aggregate outstanding principal balance of $519.8 on its Term B Facility and terminated all obligations and commitments under the Old Credit Agreement. The Company recorded a loss of $17.6 during the three and six months ended March 31, 2022, which was included in “Loss on extinguishment of debt, net” in the Condensed Consolidated Statements of Operations. This loss included (i) a $6.9 write-off of unamortized discounts and debt extinguishment fees, (ii) a $6.1 write-off of unamortized net hedging losses recorded within accumulated OCI related to the Term B Facility and (iii) a $4.6 write-off of debt issuance costs and deferred financing fees.
Following the termination of the Old Credit Agreement, BellRing LLC and the guarantors had no further obligations under the Old Credit Agreement and the related guarantees other than customary indemnification obligations which continue.
The Term B Facility required quarterly scheduled amortization payments of $8.75 which began on March 31, 2020. Interest was paid on each Interest Payment Date (as defined in the Old Credit Agreement) during the periods prior to the termination of the Old Credit Agreement. The Term B Facility contained customary mandatory prepayment provisions, and during the six months ended March 31, 2022 and prior to the termination of the Old Credit Agreement, the Company repaid $81.4 on its Term B Facility as a mandatory prepayment from fiscal 2021 excess cash flow (as defined in the Old Credit Agreement), which was in addition to the scheduled amortization payments.
There were no borrowings under or repayments on the Old Revolving Credit Facility during the six months ended March 31, 2022 prior to the facility being terminated.
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
In 2016 and 2017, the lead plaintiff’s counsel in the California Federal Class Lawsuit filed ten additional class action complaints in the U.S. District Court for the Northern District of California on behalf of putative classes of consumers under the laws of Connecticut, Florida, Illinois, New Jersey, New Mexico, New York, Maryland, Massachusetts, Michigan and Pennsylvania (the “Related Federal Actions”). These complaints contain factual allegations similar to the California Federal Class Lawsuit, also seeking monetary damages and injunctive relief. The action on behalf of New Jersey consumers was voluntarily dismissed. Trial in the action on behalf of New York consumers was held beginning in May 2022, and the jury delivered its verdict in favor of plaintiff in June 2022. In August 2022, the Court entered a judgment in that case in favor of plaintiff in the amount of $12.9, which includes statutory damages and prejudgment interest. In October 2022, each plaintiff and Premier Nutrition filed Notices of Appeal to the Ninth Circuit, on February 7, 2023 plaintiff filed its Opening Brief and on April 28, 2023 Premier Nutrition filed its Answering Brief. The other eight Related Federal Actions remain pending, and the court has certified individual state classes in each of those cases (except New Mexico).
In April 2018, the district court dismissed the California Federal Class Lawsuit with prejudice. This dismissal was upheld on appeal by the U.S. Court of Appeals for the Ninth Circuit in 2020, and plaintiff’s petition for an en banc rehearing by the Ninth Circuit was denied.
In September 2020, the same lead counsel re-filed the California Federal Class Lawsuit against Premier Nutrition in California Superior Court for the County of Alameda, alleging identical claims and seeking restitution and injunctive relief on behalf of the same putative class of California consumers as the California Federal Class Lawsuit. Following the federal district court’s denial of Premier Nutrition’s motion to permanently enjoin the Alameda action under the doctrine of res judicata, Premier Nutrition appealed to the Ninth Circuit. In September 2022, the Ninth Circuit affirmed the district court’s denial of Premier Nutrition’s motion to enjoin the Alameda action, holding that the Alameda Superior Court would have to decide whether plaintiff’s claims are barred by res judicata. The hearing on Premier Nutrition’s motion for judgment based on res judicata currently in the Alameda Superior Court was held on February 24, 2023 and on March 23, 2023 the Court granted the motion in part and denied it in part. On April 14, 2023, Plaintiff filed a motion for reconsideration and Premier Nutrition filed a motion for judgment on the pleadings. Both motions remain pending. This case is set for trial in September 2023 and will be consolidated for trial with the case set forth in the following paragraph.
In January 2019, the same lead counsel filed an additional class action complaint against Premier Nutrition in California Superior Court for the County of Alameda, alleging claims similar to the above actions and seeking monetary damages and injunctive relief on behalf of a putative class of California consumers, beginning after the California Federal Class Lawsuit class period. This case is set for trial in September 2023 and will be consolidated for trial with the case set forth in the immediately preceding paragraph..
The Company continues to vigorously defend these cases and intends to appeal any adverse judgements and awards of damages. The Company does not believe that the ultimate resolution of these cases will have a material adverse effect on its financial condition, results of operations or cash flows.
Other than legal fees, no expense related to this litigation was incurred during the three or six months ended March 31, 2023 or 2022. At both March 31, 2023 and September 30, 2022, the Company had an estimated liability of $16.0 related to these matters that was included in “Other current liabilities” on the Condensed Consolidated Balance Sheets.
Other
In the fourth quarter of fiscal 2022, a voluntary product recall was initiated by one of the Company’s contract manufacturers which produces RTD shakes for Premier Nutrition. The recall covered the Company’s products produced from December 8, 2021 through July 9, 2022 at one of the contract manufacturer’s facilities. The Company believes the impact of the recall on the financial condition, results of operations and cash flows of the Company has been and will continue to be immaterial.
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

NOTE 15 — STOCKHOLDERS’ DEFICIT
The following table summarizes the Company’s repurchases of BellRing Common Stock. There were no repurchases of BellRing Common Stock during the three and six months ended March 31, 2022.

	Three Months Ended March 31, 2023	Six Months Ended March 31, 2023
Shares repurchased (in millions)	0.9	2.7
Average price per share (a)	$29.74	$25.52
Total share repurchase cost (b)	$27.6	$68.8
(a)Average price per share excludes accrued excise tax and broker’s commissions, which are included in “Total share repurchase cost” within this table.
(b)“Purchases of treasury stock” in the Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2023 excluded $0.3 of accrued excise tax that had not been paid as of March 31, 2023 and was included in “Other current liabilities” on the Condensed Consolidated Balance Sheets at March 31, 2023.
The following table summarizes the Company’s repurchases of Old BellRing Class A Common Stock. There were no repurchases of Old BellRing Class A Common Stock during the three months ended March 31, 2022.

Six Months Ended March 31, 2022
Shares repurchased (in millions)	0.8
Average price per share (a)	$23.34
Total share repurchase cost	$18.1
(a)Average price per share excludes broker’s commissions, which are included in “Total share repurchase cost” within this table.
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
On November 25, 2022, Post transferred the remaining of its 4.6 million shares of BellRing Common Stock to certain financial institutions in satisfaction of term loan obligations of Post. In connection with this transaction, BellRing repurchased 0.9 million of the transferred shares from certain of the financial institutions. Post had no ownership of BellRing Common Stock as of March 31, 2023.

BellRing incurred separation-related expenses in connection with its separation from Post of $0.4 million and $0.7 million during the three and six months ended March 31, 2023, respectively, and $10.3 million and $12.3 million during the three and six months ended March 31, 2022, respectively. These expenses generally included third party costs for advisory services, fees charged by other service providers and government filing fees and were included in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations.
The terms “our”, “we”, “us” and the “Company” generally refer to Old BellRing and its consolidated subsidiaries during the periods prior to the Spin-off and to us and our consolidated subsidiaries during the periods subsequent to the Spin-off unless otherwise stated or context otherwise indicates. The term “Common Stock” generally refers to Old BellRing Class A Common Stock and Old BellRing Class B Common Stock during the periods prior to the Spin-off and to BellRing Common Stock during the periods subsequent to the Spin-off. The term “Net earnings available to common stockholders” generally refers to net earnings available to Old BellRing Class A common stockholders during the periods prior to the Spin-off and to net earnings available to BellRing common stockholders during the periods subsequent to the Spin-off.
We are a consumer products holding company operating in the global convenient nutrition category and are a provider of ready-to-drink (“RTD”) protein shakes, other RTD beverages and powders. We have a single operating and reportable segment, with our principal products being protein-based consumer goods. Our primary brands are Premier Protein and Dymatize.
Market Trends
Events such as the COVID-19 pandemic have resulted in certain ongoing impacts to the global economy, including market disruptions, supply chain challenges and inflationary pressures. During the first half of fiscal 2023, input cost inflation continued to pressure our supply chain. Raw material and packaging inflation has been widespread, rapid and significant and has put downward pressure on profit margins. As a result, we have taken pricing actions on nearly all products. We expect inflationary pressures to continue during the fiscal year, and this trend could have a materially adverse impact in the future if inflation rates were to significantly exceed our ability to achieve price increases or cost savings or if such price increases impact demand for our products.
For additional discussion, refer to “Liquidity and Capital Resources” and “Cautionary Statement on Forward-Looking Statements” within this section.
RESULTS OF OPERATIONS

	Three Months Ended March 31,				Six Months Ended March 31,
			favorable/(unfavorable)				favorable/(unfavorable)
dollars in millions	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Net Sales	$385.6	$315.2	$70.4	22%	$748.3	$621.7	$126.6	20%

Operating Profit	$58.0	$33.2	$24.8	75%	$133.2	$83.8	$49.4	59%
Interest expense, net	16.8	8.5	(8.3)	(98)%	33.5	16.9	(16.6)	(98)%
Loss on extinguishment of debt, net	—	17.6	17.6	100%	—	17.6	17.6	100%
Income tax expense	10.3	3.2	(7.1)	(222)%	24.6	6.1	(18.5)	(303)%
Less: Net earnings attributable to redeemable noncontrolling interest	—	2.6	2.6	100%	—	33.7	33.7	100%
Net Earnings Available to Common Stockholders	$30.9	$1.3	$29.6	2,277%	$75.1	$9.5	$65.6	691%
Net Sales
Net sales increased $70.4 million, or 22%, during the three months ended March 31, 2023, compared to the prior year period. Sales of Premier Protein products were up $65.1 million, or 26%, driven by higher average net selling prices. Average net selling prices increased in the three months ended March 31, 2023 due to targeted price increases taken to mitigate inflation. Volumes increased 6% primarily driven by higher production. Sales of Dymatize products were up $5.8 million, or 11%, driven by higher average net selling prices, on 1% lower volumes. Average net selling prices increased in the three months ended March 31, 2023 due to targeted price increases, partially offset by increased promotional spending. Sales of all other products were down $0.5 million.

Net sales increased $126.6 million, or 20%, during the six months ended March 31, 2023, compared to the prior year period. Sales of Premier Protein products were up $122.3 million, or 25%, driven by higher average net selling prices. Average net selling prices increased in the six months ended March 31, 2023 primarily due to targeted price increases taken to mitigate inflation. Volumes increased 6% primarily driven by higher production. Sales of Dymatize products were up $6.9 million, or 7%, driven by higher average net selling prices. Average net selling prices increased in the six months ended March 31, 2023 due to targeted price increases and favorable product mix, partially offset by increased promotional spending. This increase in average net selling prices was partially offset by volume decreases of 10%, which were primarily driven by the lapping of prior year product discontinuations. Sales of all other products were down $2.6 million.
Operating Profit
Operating profit increased $24.8 million, or 75%, during the three months ended March 31, 2023, compared to the prior year period. This increase was primarily driven by higher net sales, as previously discussed, and $9.9 million of lower costs related to the separation from Post. These positive impacts were partially offset by higher net product costs of $26.2 million primarily driven by unfavorable raw material costs, partially offset by lower freight costs. In addition, advertising expenses increased by $7.4 million.
Operating profit increased $49.4 million, or 59%, during the six months ended March 31, 2023, compared to the prior year period. This increase was primarily driven by higher net sales, as previously discussed, and $11.6 million of lower costs related to the separation from Post. These positive impacts were partially offset by higher net product costs of $51.0 million primarily driven by unfavorable raw material costs partially offset by lower freight and manufacturing costs. In addition, we incurred higher advertising expenses of $8.4 million and higher employee related expenses.
Interest Expense, Net
Interest expense, net increased $8.3 million during the three months ended March 31, 2023, compared to the prior year period. This increase was primarily due to higher outstanding principal amounts of debt and a higher weighted-average interest rate compared to the prior year period. The weighted-average interest rate on our total outstanding debt increased to 7.3% for the three months ended March 31, 2023 from 5.6% for the three months ended March 31, 2022, primarily driven by the issuance of our 7.00% Senior Notes in March of fiscal 2022.
Interest expense, net increased $16.6 million during the six months ended March 31, 2023, compared to the prior year period. This increase was primarily due to higher outstanding principal amounts of debt and a higher weighted-average interest rate compared to the prior year period. The weighted-average interest rate on our total outstanding debt increased to 7.2% for the six months ended March 31, 2023 from 5.2% for the six months ended March 31, 2022, primarily driven by the issuance of our 7.00% Senior Notes in March of fiscal 2022. See Note 13 within “Notes to Condensed Consolidated Financial Statements” for additional information on our debt.
Loss on Extinguishment of Debt, Net
During the three and six months ended March 31, 2022, we recognized a $17.6 million loss related to the termination of our credit agreement entered into on October 21, 2019 (as subsequently amended, the “Old Credit Agreement”). This loss included (i) a $6.9 million write-off of unamortized discounts and debt extinguishment fees, (ii) a $6.1 million write-off of unamortized net hedging losses recorded within accumulated other comprehensive income or loss related to BellRing LLC’s term loan B facility (the “Term B Facility”) and (iii) a $4.6 million write-off of debt issuance costs and deferred financing fees.
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
Our effective income tax rate was 25.0% and 45.1% for the three months ended March 31, 2023 and 2022, respectively. The decrease in our effective income tax rate compared to the prior year was primarily due to higher separation-related expenses incurred in connection with the Spin-off in the prior year period that were treated as non-deductible, partially offset by us reporting 100% of the income, gain, loss and deduction of BellRing LLC in the periods subsequent to the Spin-off.

Our effective income tax rate was 24.7% and 12.4% for the six months ended March 31, 2023 and 2022, respectively. The increase in our effective income tax rate compared to the prior year period was primarily due to us reporting 100% of the income, gain, loss and deduction of BellRing LLC in the periods subsequent to the Spin-off.
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
During the six months ended March 31, 2023, we borrowed $115.0 million under our revolving credit facility, which is provided for under our credit agreement entered into on March 10, 2022 (as amended, the “Credit Agreement”) in an aggregate principal amount of $250.0 million (the “Revolving Credit Facility”), and repaid $75.0 million under the Revolving Credit Facility. We had available borrowing capacity under the Revolving Credit Facility of $111.0 million and no outstanding letters of credit under the Revolving Credit Facility as of March 31, 2023. Letters of credit are available under the Revolving Credit Facility in an aggregate amount of up to $20.0 million. Our Credit Agreement provides for potential incremental revolving and term facilities at the Company’s request and at the discretion of the lenders or other persons providing such incremental facilities, in each case on terms to be determined, and also permits the Company to incur other secured or unsecured debt, in all cases subject to conditions and limitations on the amount as specified in the Credit Agreement.
During the six months ended March 31, 2023, we repurchased 2.7 million shares of BellRing Common Stock at an average share price of $25.52 per share and a total cost, including accrued excise tax and broker’s commissions, of $68.8 million.
In December 2022, we entered into a co-manufacturing agreement for the manufacturing and packaging of our RTD shakes (the “Agreement”). The Agreement included a minimum purchase quantity requirement and a “take-or-pay” provision, which increased our purchase commitments by $200.0 million through fiscal 2028 (with $40.0 million due in the next 12 months).
The following table shows select cash flow data, which is discussed below.

	Six Months Ended March 31,
dollars in millions	2023	2022
Cash provided by (used in):
Operating activities	$20.3	$17.6
Investing activities	(0.5)	(1.1)
Financing activities	(30.7)	(99.5)
Effect of exchange rate changes on cash and cash equivalents	0.6	(0.1)
Net decrease in cash and cash equivalents	$(10.3)	$(83.1)
Operating Activities
Cash provided by operating activities for the six months ended March 31, 2023 increased $2.7 million compared to the prior year period. This increase was primarily driven by higher net earnings and favorable changes related to fluctuations in the timing of purchases and payments of trade payables and sales and collections of trade receivables. These positive impacts were partially offset by unfavorable changes related to an increase in inventory, which was driven by input cost inflation and higher raw material levels, increased tax payments (net of refunds) of $28.5 million and increased interest payments of $20.6 million.
Investing Activities
Cash used in investing activities for the six months ended March 31, 2023 decreased $0.6 million compared to the prior year period resulting from a decrease in capital expenditures.

Financing Activities
Six months ended March 31, 2023
Cash used in financing activities for the six months ended March 31, 2023 was $30.7 million. We paid $68.5 million, including broker’s commissions, for the repurchase of shares of our Common Stock and repaid $75.0 million under the Revolving Credit Facility. Additionally, we borrowed $115.0 million under the Revolving Credit Facility.
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
Debt Covenants
The Credit Agreement contains customary affirmative and negative covenants applicable to us and our restricted subsidiaries for agreements of this type, including delivery of financial and other information; compliance with laws; maintenance of property; existence, insurance and books and records; inspection rights; obligation to provide collateral and guarantees by certain new subsidiaries; delivery of environmental reports; participation in an annual meeting with the agent and the lenders; further assurances; and limitations with respect to indebtedness, liens, fundamental changes, restrictive agreements, use of proceeds, amendments of organization documents, prepayments and amendments of certain indebtedness, dispositions of assets, acquisitions and other investments, sale leaseback transactions, changes in the nature of business, transactions with affiliates and dividends and redemptions or repurchases of stock. Under the terms of the Credit Agreement, we are also required to comply with a financial covenant requiring us to maintain a total net leverage ratio (as defined in the Credit Agreement) not to exceed 6.00:1.00, measured as of the last day of each fiscal quarter. We were in compliance with the financial covenant as of March 31, 2023, and we do not believe non-compliance is reasonably likely in the foreseeable future.
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
•risks related to the Spin-off, including our inability to take certain actions because such actions could jeopardize the tax-free status of the Distribution and our possible responsibility for U.S. federal tax liabilities related to the Distribution;
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
Interest Rate Risk
As of both March 31, 2023 and September 30, 2022, the Company had outstanding principal value of indebtedness of $840.0 million related to its 7.00% Senior Notes. Additionally, the Company had an aggregate principal amount of $139.0 million and $99.0 million outstanding under its Revolving Credit Facility as of March 31, 2023 and September 30, 2022, respectively. Borrowings under the Revolving Credit Facility bear interest at variable rates.
As of March 31, 2023 and September 30, 2022, the fair value of the Company’s debt, excluding any borrowings under its Revolving Credit Facility, was $854.5 million and $767.4 million, respectively. Changes in interest rates impact fixed and variable rate debt differently. For fixed rate debt, a change in interest rates will only impact the fair value of the debt, whereas a change in the interest rates on variable rate debt will impact interest expense and cash flows. A hypothetical 10% decrease in interest rates would have increased the fair value of the fixed rate debt by approximately $14 million and $17 million as of March 31, 2023 and September 30, 2022, respectively. A hypothetical 10% increase in interest rates would have had an immaterial impact on both interest expense and interest paid during each of the three and six months ended March 31, 2023 and 2022. For additional information regarding the Company’s debt, see Note 13 within “Notes to Condensed Consolidated Financial Statements.”

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
Changes in Internal Control Over Financial Reporting
There were no significant changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.    OTHER INFORMATION.
ITEM 1.    LEGAL PROCEEDINGS.
The information required under this Item 1 is set forth in Note 14 within “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 of this report, which is incorporated herein by reference. For disclosure of environmental proceedings with a governmental entity as a party pursuant to Item 103(c)(3)(iii) of Regulation S-K, the Company has elected to disclose matters where the Company reasonably believes such proceeding would result in monetary sanctions, exclusive of interest and costs, of $1.0 million or more. Applying this threshold, there are no such environmental proceedings to disclose for the three months ended March 31, 2023.
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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table sets forth information with respect to repurchases of shares of BellRing Common Stock, $0.01 par value per share, during the three months ended March 31, 2023 and our BellRing Common Stock repurchase authorization.

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (b)
January 1, 2023 - January 31, 2023	112,494	$24.88	112,494	$26,112,974
February 1, 2023 - February 28, 2023	155,000	$31.17	155,000	$21,282,114
March 1, 2023 - March 31, 2023	651,037	$30.23	651,037	$1,598,541
Total	918,531	$29.74	918,531	$1,598,541
(a)Does not include broker’s commissions or accrued excise tax.
(b)On December 5, 2022, the Company’s Board of Directors approved a $50,000,000 repurchase authorization with respect to shares of BellRing Common Stock (the “Prior Authorization”). The Prior Authorization was effective December 5, 2022 and had an expiration date of December 5, 2024. On May 3, 2023, the Company’s Board of Directors approved a new $80,000,000 repurchase authorization with respect to shares of BellRing Common Stock effective May 3, 2023 (the “New Authorization”) and terminated the Prior Authorization.

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

4.2	Form of Note (Incorporated by reference to Exhibit 4.2 to the Company’s Second Form 8-K filed on March 10, 2022, which Exhibit 4.2 is referenced in Exhibit 4.1 to such filing)
31.1	Certification of Robert V. Vitale pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 9, 2023
31.2	Certification of Darcy H. Davenport pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 9, 2023
31.3	Certification of Paul A. Rode pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 9, 2023
32.1	Certification of Robert V. Vitale, Darcy H. Davenport and Paul A. Rode, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 9, 2023
101
Interactive Data File (Form 10-Q for the quarterly period ended March 31, 2023 filed in iXBRL (Inline eXtensible Business Reporting Language)). The financial information contained in the iXBRL-related documents is “unaudited” and “unreviewed.”

104	The cover page from the Company’s Form 10-Q for the quarterly period ended March 31, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101

*
Exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally to the Securities and Exchange Commission (the “SEC”) a copy of any omitted exhibit or schedule upon request by the SEC.

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

BELLRING BRANDS, INC.
Date:	May 9, 2023	By:	/s/ Darcy H. Davenport
Darcy H. Davenport
President and Chief Executive Officer