Form 10-Q
period 2023-06-30
BELLRING BRANDS, INC.
filed 2023-08-08
CIK 1772016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________
FORM 10-Q
__________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR
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
Common Stock, $0.01 par value per share – 131,446,380 shares as of August 1, 2023

BELLRING BRANDS, INC.
QUARTERLY REPORT ON FORM 10-Q

i

PART I.    FINANCIAL INFORMATION.
ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED).
BELLRING BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Net Sales	$445.9	$370.6	$1,194.2	$992.3
Cost of goods sold	309.9	250.4	819.3	692.8
Gross Profit	136.0	120.2	374.9	299.5
Selling, general and administrative expenses	55.1	47.8	151.1	133.5
Amortization of intangible assets	4.9	4.9	14.6	14.7
Operating Profit	76.0	67.5	209.2	151.3
Interest expense, net	17.3	15.9	50.8	32.8
Loss on extinguishment of debt, net	—	—	—	17.6
Earnings before Income Taxes	58.7	51.6	158.4	100.9
Income tax expense	14.4	12.5	39.0	18.6
Net Earnings Including Redeemable Noncontrolling Interest	44.3	39.1	119.4	82.3
Less: Net earnings attributable to redeemable noncontrolling interest	—	—	—	33.7
Net Earnings Available to Common Stockholders	$44.3	$39.1	$119.4	$48.6

Earnings per share of Common Stock:
Basic	$0.33	$0.29	$0.89	$0.61
Diluted	$0.33	$0.29	$0.89	$0.61

Weighted-Average shares of Common Stock Outstanding:
Basic	132.4	136.3	133.6	79.5
Diluted	133.8	136.7	134.5	79.7
 See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

BELLRING BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in millions)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Net Earnings Including Redeemable Noncontrolling Interest	$44.3	$39.1	$119.4	$82.3
Hedging adjustments:
Reclassifications to net earnings	—	—	—	7.1
Foreign currency translation adjustments:
Unrealized foreign currency translation adjustments	—	(1.1)	1.8	(1.9)
Tax expense on other comprehensive income:
Reclassifications to net earnings	—	—	—	(0.4)
Total Other Comprehensive (Loss) Income Including Redeemable Noncontrolling Interest	—	(1.1)	1.8	4.8
Less: Comprehensive income attributable to redeemable noncontrolling interest	—	—	—	38.3
Total Comprehensive Income Available to Common Stockholders	$44.3	$38.0	$121.2	$48.8
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

BELLRING BRANDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions)

	June 30, 2023	September 30, 2022
ASSETS
Current Assets
Cash and cash equivalents	$26.1	$35.8
Receivables, net	173.8	173.3
Inventories	236.2	199.8
Prepaid expenses and other current assets	14.1	12.4
Total Current Assets	450.2	421.3
Property, net	8.3	8.0
Goodwill	65.9	65.9
Intangible assets, net	188.8	203.3
Other assets	9.2	8.7
Total Assets	$722.4	$707.2

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$96.3	$93.8
Other current liabilities	71.5	49.7
Total Current Liabilities	167.8	143.5
Long-term debt	910.5	929.5
Deferred income taxes	0.5	2.2
Other liabilities	8.3	8.2
Total Liabilities	1,087.1	1,083.4
Stockholders’ Deficit
Common stock	1.4	1.4
Additional paid-in capital	15.6	7.0
Accumulated deficit	(236.2)	(355.6)
Accumulated other comprehensive loss	(2.5)	(4.3)
Treasury stock, at cost	(143.0)	(24.7)
Total Stockholders’ Deficit	(364.7)	(376.2)
Total Liabilities and Stockholders’ Deficit	$722.4	$707.2
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

BELLRING BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Nine Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities
Net earnings including redeemable noncontrolling interest	$119.4	$82.3
Adjustments to reconcile net earnings including redeemable noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	15.8	15.9
Loss on extinguishment of debt, net	—	17.6
Non-cash stock-based compensation expense	10.6	6.8
Deferred income taxes	(1.7)	(1.2)
Other, net	1.0	0.1
Other changes in operating assets and liabilities:
Decrease (increase) in receivables, net	0.2	(45.7)
Increase in inventories	(35.2)	(111.3)
(Increase) decrease in prepaid expenses and other current assets	(1.6)	1.8
Decrease in other assets	1.1	1.7
Increase in accounts payable and other current liabilities	21.1	43.5
Decrease in non-current liabilities	—	(0.1)
Net Cash Provided by Operating Activities	130.7	11.4

Cash Flows from Investing Activities
Additions to property	(1.0)	(1.2)
Net Cash Used in Investing Activities	(1.0)	(1.2)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	115.0	109.0
Payment of merger consideration	—	(115.5)
Repayments of long-term debt	(135.0)	(634.9)
Purchases of treasury stock	(117.6)	(20.5)
Payments of debt issuance, extinguishment costs and deferred financing fees	—	(11.9)
Distributions from Post Holdings, Inc., net	—	547.2
Other, net	(2.2)	(1.1)
Net Cash Used in Financing Activities	(139.8)	(127.7)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	0.4	(0.4)
Net Decrease in Cash and Cash Equivalents	(9.7)	(117.9)
Cash and Cash Equivalents, Beginning of Year	35.8	152.6
Cash and Cash Equivalents, End of Period	$26.1	$34.7

Supplemental noncash information:
Debt issued to Post Holdings, Inc. in connection with Spin-off	$—	$840.0
 See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

BELLRING BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (Unaudited)
(in millions)

	As of and for the Three Months Ended June 30,		As of and for the Nine Months Ended June 30,
	2023	2022	2023	2022
Common Stock
Beginning of period	$1.4	$1.4	$1.4	$0.4
Impact of Spin-off	—	—	—	1.0
End of period	1.4	1.4	1.4	1.4
Additional Paid-in Capital
Beginning of period	12.0	0.4	7.0	—
Activity under stock and deferred compensation plans	—	0.1	(2.0)	(0.9)
Non-cash stock-based compensation expense	3.6	3.5	10.6	6.8
Redemption value adjustment to redeemable noncontrolling interest	—	—	—	(1.9)
End of period	15.6	4.0	15.6	4.0
Accumulated Deficit
Beginning of period	(280.5)	(428.4)	(355.6)	(3,059.7)
Net earnings available to common stockholders	44.3	39.1	119.4	48.6
Distribution to Post Holdings, Inc.	—	—	—	(3.2)
Redemption value adjustment to redeemable noncontrolling interest	—	—	—	372.4
Impact of Spin-off	—	—	—	2,252.6
End of period	(236.2)	(389.3)	(236.2)	(389.3)
Accumulated Other Comprehensive Loss
Hedging Adjustments, net of tax
Beginning of period	—	—	—	(1.6)
Net change in hedges, net of tax	—	—	—	1.6
End of period	—	—	—	—
Foreign Currency Translation Adjustments
Beginning of period	(2.5)	(2.2)	(4.3)	(1.9)
Foreign currency translation adjustments	—	(1.1)	1.8	(1.4)
End of period	(2.5)	(3.3)	(2.5)	(3.3)
Treasury Stock
Beginning of period	(93.5)	—	(24.7)	—
Purchases of treasury stock	(49.5)	(2.4)	(118.3)	(20.5)
Impact of Spin-off	—	—	—	18.1
End of period	(143.0)	(2.4)	(143.0)	(2.4)
Total Stockholders’ Deficit	$(364.7)	$(389.6)	$(364.7)	$(389.6)
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
On November 25, 2022, Post transferred the remaining of its 4.6 million shares of BellRing Common Stock to certain financial institutions in satisfaction of term loan obligations of Post. In connection with this transaction, BellRing repurchased 0.9 million of the transferred shares from certain of the financial institutions. Post had no ownership of BellRing Common Stock as of June 30, 2023.
The Company incurred separation-related expenses in connection with its separation from Post of zero and $0.7 during the three and nine months ended June 30, 2023, respectively, and $0.9 and $13.2 during the three and nine months ended June 30, 2022, respectively. These expenses generally included third party costs for advisory services, fees charged by other service providers and government filing fees and were included in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations.

The term “Company” generally refers to Old BellRing and its consolidated subsidiaries during the period prior to the Spin-off and to BellRing and its consolidated subsidiaries during the periods subsequent to the Spin-off, unless otherwise stated or context otherwise indicates. The term “Common Stock” generally refers to Old BellRing Class A Common Stock and Old BellRing Class B Common Stock during the period prior to the Spin-off and to BellRing Common Stock during the periods subsequent to the Spin-off. The term “Net earnings available to common stockholders” generally refers to net earnings available to Old BellRing Class A common stockholders during the period prior to the Spin-off and to net earnings available to BellRing common stockholders during the periods subsequent to the Spin-off.
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
Prior to the Spin-off, the financial results of BellRing LLC and its subsidiaries were consolidated with Old BellRing, and a portion of the consolidated net earnings of BellRing LLC was allocated to the redeemable noncontrolling interest (the “NCI”). The calculation of the NCI was based on Post’s ownership percentage of BellRing LLC units during each period prior to the Spin-off and reflected the entitlement of Post to a portion of the consolidated net earnings of BellRing LLC prior to the Spin-off. During the periods subsequent to the Spin-off, any remaining ownership of BellRing by Post no longer represented a NCI to the Company (see Note 5). All intercompany balances and transactions have been eliminated. See Note 4 for further information on transactions with Post included in these financial statements.
NOTE 2 — RECENTLY ISSUED ACCOUNTING STANDARDS
The Company has considered all new accounting pronouncements and has concluded there are no new pronouncements that had or will have a material impact on the Company’s results of operations, comprehensive income, financial position, cash flows, stockholders’ equity or related disclosures based on current information.
NOTE 3 — REVENUE
The following table presents net sales by product.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Shakes and other beverages	$349.3	$295.7	$946.2	$786.7
Powders	81.9	61.0	211.8	170.9
Other	14.7	13.9	36.2	34.7
Net Sales	$445.9	$370.6	$1,194.2	$992.3
NOTE 4 — RELATED PARTY TRANSACTIONS
Both prior to and subsequent to the Spin-off, transactions with Post were considered related party transactions as certain of the Company’s directors continue to serve as officers or directors of Post.
The Company sells certain products to, purchases certain products from and licenses certain intellectual property to and from Post and its subsidiaries based upon pricing governed by agreements between the Company and Post and its subsidiaries, consistent with pricing of similar arm's-length transactions. During each of the three and nine months ended June 30, 2023 and 2022, net sales to, purchases from and royalties paid to and received from Post and its subsidiaries were immaterial.
The Company uses certain functions and services performed by Post under a master service agreement (the “MSA”). These functions and services include finance, internal audit, treasury, information technology support, insurance and tax matters, the use of office and/or data center space, payroll processing services and tax compliance services. The MSA was amended and restated upon completion of the Spin-off to provide for similar services following the Spin-off and such other services as BellRing and Post may agree. The MSA was further amended on August 4, 2023 to modify the scope and pricing, and extend the term, of certain services provided under it, none of which modifications are expected to materially increase the aggregate fees payable under the MSA. For the three and nine months ended June 30, 2023, MSA fees were $0.8 and $3.1, respectively. For the three and nine months ended June 30, 2022, MSA fees were $1.4 and $3.2, respectively. MSA fees were reported in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations.
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
On September 30, 2022, Premier Nutrition entered into a co-packing agreement with Comet Processing, Inc. (“Comet”), a wholly-owned subsidiary of Post (the “Co-Packing Agreement”). Under the Co-Packing Agreement, Comet will manufacture for Premier Nutrition, and Premier Nutrition will purchase from Comet, certain RTD shakes. Additionally, pursuant to the Co-Packing Agreement, Premier Nutrition will reimburse Comet for certain costs and expenses incurred in the acquisition and development of property for the processing plant. During the three and nine months ended June 30, 2023, Premier Nutrition incurred $0.9 related to reimbursable costs and expenses pursuant to the Co-Packing Agreement.
The Company had immaterial receivables and other current liabilities with Post at both June 30, 2023 and September 30, 2022 related to sales and royalty expense with Post and its subsidiaries. The Company had $1.4 of payables with Post at both June 30, 2023 and September 30, 2022, related to reimbursable costs and expenses pursuant to the Co-Packaging Agreement, MSA fees and related party purchases, which were recorded in “Accounts payable,” on the Condensed Consolidated Balance Sheets.
Tax Agreements
Prior to the Spin-off, BellRing LLC made payments to Post related to quarterly tax distributions and state corporate tax withholdings made pursuant to the terms of the amended and restated limited liability company agreement of BellRing LLC (the “BellRing LLC Agreement”). During the nine months ended June 30, 2022, BellRing LLC paid $3.2 to Post related to quarterly tax distributions.
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
Pursuant to the Tax Matters Agreement, BellRing is expected to indemnify Post for (i) all taxes for which BellRing is responsible (as described in the Tax Matters Agreement) and (ii) all taxes incurred by reason of certain actions or events, or by reason of any breach by BellRing or any of its subsidiaries of any of their respective representations, warranties or covenants under the Tax Matters Agreement that, in each case, affect the intended tax-free treatment of the Spin-off. Additionally, Post is expected to indemnify BellRing for the (i) taxes for which Post is responsible (as described in the Tax Matters Agreement) and (ii) taxes attributable to a failure of the Spin-off to qualify as tax-free, to the extent incurred by any action or failure to take any action within the control of Post. There were no amounts incurred by BellRing or Post under the Tax Matters Agreement during each of the three and nine months ended June 30, 2023 and 2022.
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
Immediately following the Spin-off, Post owned 14.2% of the BellRing Common Stock, which did not represent a controlling interest in the Company. As a result of the Spin-off, the carrying amount of the NCI was reduced to zero. As of June 30, 2023, Post had no ownership of BellRing Common Stock.
The following table summarizes the changes to the Company’s NCI as of and for the nine months ended June 30, 2022. There were no changes to the Company’s NCI for the three months ended June 30, 2022 or the three and nine months ended June 30, 2023 as the carrying amount of the NCI was reduced to zero immediately following the Spin-off in the second quarter of fiscal 2022.

Beginning of period	$2,997.3
Net earnings attributable to NCI	33.7
Net change in hedges, net of tax	5.1
Foreign currency translation adjustments	(0.5)
Redemption value adjustment to NCI	(370.5)
Impact of Spin-off	(2,665.1)
End of period	$—
The following table summarizes the effects of changes in NCI on the Company’s equity for the nine months ended June 30, 2022. There were no transfers to or from NCI for the three months ended June 30, 2022 or the three and nine months ended June 30, 2023 as the carrying amount of the NCI was reduced to zero immediately following the Spin-off in the second quarter of fiscal 2022.

Net earnings available to common stockholders	$48.6
Transfers from NCI:
Changes in equity as a result of redemption value adjustment to NCI	(370.5)
Increase in equity as a result of the Spin-off	(2,665.1)
Changes from net earnings available to common stockholders and transfers from NCI	$(2,987.0)
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
The effective income tax rate was 24.5% and 24.2% for the three months ended June 30, 2023 and 2022, respectively.
The effective income tax rate was 24.6% and 18.4% for the nine months ended June 30, 2023 and 2022, respectively. The increase in the effective income tax rate compared to the prior year period was primarily due to the Company reporting 100% of the income, gain, loss and deduction of BellRing LLC in the periods subsequent to the Spin-off, partially offset by higher separation-related expenses incurred in connection with the Spin-off in the prior year that were treated as non-deductible.
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
The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Net earnings available to common stockholders for basic earnings per share	$44.3	$39.1	$119.4	$48.6
Dilutive impact of net earnings attributable to NCI	—	—	—	—
Net earnings available to common stockholders for diluted earnings per share	$44.3	$39.1	$119.4	$48.6

shares in millions
Weighted-average shares for basic earnings per share	132.4	136.3	133.6	79.5
Effect of dilutive securities:
Stock options	0.1	—	0.1	—
Restricted stock units	0.3	0.3	0.2	0.2
Performance-based restricted stock units	1.0	0.1	0.6	—
Weighted-average shares for diluted earnings per share	133.8	136.7	134.5	79.7

Basic earnings per share of Common Stock	$0.33	$0.29	$0.89	$0.61
Diluted earnings per share of Common Stock	$0.33	$0.29	$0.89	$0.61
The following table details the securities that have been excluded from the calculation of weighted-average shares for diluted earnings per share as they were anti-dilutive.

	Three Months Ended June 30,		Nine Months Ended June 30,
shares in millions	2023	2022	2023	2022
Restricted stock units	—	—	—	0.1
Performance-based restricted stock units	—	—	0.2	—

NOTE 8 — INVENTORIES

	June 30, 2023	September 30, 2022
Raw materials and supplies	$61.6	$58.3
Work in process	0.1	0.1
Finished products	174.5	141.4
Inventories	$236.2	$199.8
NOTE 9 — PROPERTY, NET

	June 30, 2023	September 30, 2022
Property, at cost	$23.5	$21.5
Accumulated depreciation	(15.2)	(13.5)
Property, net	$8.3	$8.0
NOTE 10 — GOODWILL
The components of “Goodwill” on the Condensed Consolidated Balance Sheets at both June 30, 2023 and September 30, 2022 are presented in the following table.

Goodwill, gross	$180.7
Accumulated impairment losses	(114.8)
Goodwill	$65.9
NOTE 11 — INTANGIBLE ASSETS, NET

	June 30, 2023			September 30, 2022
	Carrying Amount	Accumulated Amortization	Net Amount	Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	$178.4	$(92.3)	$86.1	$178.3	$(84.9)	$93.4
Trademarks and brands	194.0	(91.3)	102.7	195.1	(85.2)	109.9
Other intangible assets	3.1	(3.1)	—	3.1	(3.1)	—
Intangible assets, net	$375.5	$(186.7)	$188.8	$376.5	$(173.2)	$203.3
NOTE 12 — FAIR VALUE MEASUREMENTS
The Company’s financial assets and liabilities include cash and cash equivalents, receivables and accounts payable for which the carrying value approximates fair value due to their short maturities (less than 12 months). The Company does not record its long-term debt at fair value on the Condensed Consolidated Balance Sheets. The fair value of outstanding borrowings under the Revolving Credit Facility (as defined in Note 13) as of June 30, 2023 and September 30, 2022 approximated its carrying value. Based on current market rates, the fair value (Level 2) of the Company’s debt, excluding any borrowings under the Revolving Credit Facility, was $846.5 and $767.4 as of June 30, 2023 and September 30, 2022, respectively.
Certain assets and liabilities, including property, plant and equipment, goodwill and other intangible assets, are measured at fair value on a non-recurring basis.

NOTE 13 — LONG-TERM DEBT
The following table presents the components of “Long-term debt” on the Condensed Consolidated Balance Sheets.

	June 30, 2023	September 30, 2022
7.00% Senior Notes maturing in March 2030	$840.0	$840.0
Revolving Credit Facility	79.0	99.0
Total principal amount of debt	919.0	939.0
Less: Debt issuance costs, net	8.5	9.5
Long-term debt	$910.5	$929.5
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
The Company incurred $1.5 of financing fees in connection with the Revolving Credit Facility, which were deferred and are being amortized to interest expense over the term of the Revolving Credit Facility. During the nine months ended June 30, 2023 and 2022, the Company borrowed $115.0 and $109.0 under the Revolving Credit Facility, respectively, and repaid $135.0 and $25.0 under the Revolving Credit Facility, respectively. The interest rates on the utilized portion of the Revolving Credit Facility ranged from 8.18% to 10.25% as of June 30, 2023 and 5.95% to 8.25% as of September 30, 2022. The available borrowing capacity under the Revolving Credit Facility was $171.0 and $151.0 as of June 30, 2023 and September 30, 2022, respectively. There were no outstanding letters of credit as of June 30, 2023 or September 30, 2022.
Under the terms of the Credit Agreement, the Company is required to maintain a total net leverage ratio (as defined in the Credit Agreement) not to exceed 6.00:1.00, measured as of the last day of each fiscal quarter. The total net leverage ratio of the Company did not exceed this threshold as of June 30, 2023.
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
On March 10, 2022, with certain of the proceeds from the transactions related to the Spin-off, BellRing LLC repaid the aggregate outstanding principal balance of $519.8 on its Term B Facility and terminated all obligations and commitments under the Old Credit Agreement. The Company recorded a loss of $17.6 in the second quarter of fiscal 2022, which was included in “Loss on extinguishment of debt, net” in the Condensed Consolidated Statements of Operations for the nine months ended June 30, 2022. This loss included (i) a $6.9 write-off of unamortized discounts and debt extinguishment fees, (ii) a $6.1 write-off of unamortized net hedging losses recorded within accumulated OCI related to the Term B Facility and (iii) a $4.6 write-off of debt issuance costs and deferred financing fees.
Following the termination of the Old Credit Agreement, BellRing LLC and the guarantors had no further obligations under the Old Credit Agreement and the related guarantees other than customary indemnification obligations which continue.
The Term B Facility required quarterly scheduled amortization payments of $8.75 which began on March 31, 2020. Interest was paid on each Interest Payment Date (as defined in the Old Credit Agreement) during the periods prior to the termination of the Old Credit Agreement. The Term B Facility contained customary mandatory prepayment provisions, and during the nine months ended June 30, 2022 and prior to the termination of the Old Credit Agreement, the Company repaid $81.4 on its Term B Facility as a mandatory prepayment from fiscal 2021 excess cash flow (as defined in the Old Credit Agreement), which was in addition to the scheduled amortization payments.
There were no borrowings under or repayments on the Old Revolving Credit Facility during the nine months ended June 30, 2022 prior to the facility being terminated.
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
In 2016 and 2017, the lead plaintiff’s counsel in the California Federal Class Lawsuit filed ten additional class action complaints in the U.S. District Court for the Northern District of California on behalf of putative classes of consumers under the laws of Connecticut, Florida, Illinois, New Jersey, New Mexico, New York, Maryland, Massachusetts, Michigan and Pennsylvania (the “Related Federal Actions”). These complaints contain factual allegations similar to the California Federal Class Lawsuit, also seeking monetary damages and injunctive relief. The action on behalf of New Jersey consumers was voluntarily dismissed. Trial in the action on behalf of New York consumers was held beginning in May 2022, and the jury delivered its verdict in favor of plaintiff in June 2022. In August 2022, the Court entered a judgment in that case in favor of plaintiff in the amount of $12.9, which includes statutory damages and prejudgment interest. In October 2022, each plaintiff and

Premier Nutrition filed Notices of Appeal to the Ninth Circuit. On February 7, 2023, plaintiff filed its Opening Brief and, on April 28, 2023, Premier Nutrition filed its Answering Brief. The other eight Related Federal Actions remain pending, and the court has certified individual state classes in each of those cases (except New Mexico).
In April 2018, the district court dismissed the California Federal Class Lawsuit with prejudice. This dismissal was upheld on appeal by the U.S. Court of Appeals for the Ninth Circuit in 2020, and plaintiff’s petition for an en banc rehearing by the Ninth Circuit was denied.
In September 2020, the same lead counsel re-filed the California Federal Class Lawsuit against Premier Nutrition in California Superior Court for the County of Alameda, alleging identical claims and seeking restitution and injunctive relief on behalf of the same putative class of California consumers as the California Federal Class Lawsuit. Following the federal district court’s denial of Premier Nutrition’s motion to permanently enjoin the Alameda action under the doctrine of res judicata, Premier Nutrition appealed to the Ninth Circuit. In September 2022, the Ninth Circuit affirmed the district court’s denial of Premier Nutrition’s motion to enjoin the Alameda action, holding that the Alameda Superior Court would have to decide whether plaintiff’s claims are barred by res judicata. The hearing on Premier Nutrition’s motion for judgment based on res judicata currently in the Alameda Superior Court was held on February 24, 2023 and, on March 23, 2023, the Court granted the motion in part and denied it in part and on May 12, 2023, the Court reaffirmed its ruling. On July 14, 2023, Premier Nutrition filed a petition for writ of mandamus in the California Court of Appeal. The Court of Appeal has ordered Plaintiff to respond by July 31, 2023 and Premier Nutrition to reply by August 7, 2023. On July 5, 2023, Plaintiff moved to certify the case as a class action. Premier Nutrition’s opposition to class certification is due on August 4, 2023. This case was previously set for trial on September 25, 2023, together with Alameda County case set forth in the immediately succeeding paragraph, but the court separated them. Trial is anticipated in calendar year 2024.
In January 2019, the same lead counsel filed an additional class action complaint against Premier Nutrition in California Superior Court for the County of Alameda, alleging claims similar to the above actions and seeking monetary damages and injunctive relief on behalf of a putative class of California consumers, beginning after the California Federal Class Lawsuit class period. In July 2020, the court issued an order certifying a statewide class. Premier Nutrition moved for summary judgment on July 7, 2023. This motion is being briefed and will be heard on August 25, 2023. This case is set for trial on September 25, 2023.
The Company continues to vigorously defend these cases and intends to appeal any adverse judgements and awards of damages. The Company does not believe that the ultimate resolution of these cases will have a material adverse effect on its consolidated financial condition, results of operations or cash flows.
Other than legal fees, no expense related to this litigation was incurred during the three or nine months ended June 30, 2023 or 2022. At both June 30, 2023 and September 30, 2022, the Company had an estimated liability of $16.0 related to these matters that was included in “Other current liabilities” on the Condensed Consolidated Balance Sheets.
Protein Products Class Litigation
In June 2023, a complaint was filed on behalf of a putative, nationwide class of consumers against the Company and Premier Nutrition in the U.S. District Court for the Northern District of California. The complaint alleges that Premier Nutrition engages in fraud and false advertising (via alleged affirmative representations and omissions) regarding its RTD protein shakes and protein powders by marketing the products as good sources of nutrition and protein when the products contain (or have a material risk of containing) high levels of undisclosed lead (this lawsuit is hereinafter referred to as the “Protein Products Class Lawsuit”). Plaintiffs seek monetary remedies for economic injury (products are allegedly worth less than what was paid for them), as well as injunctive relief. The Protein Products Class Lawsuit alleges that high levels of lead pose serious safety risks, but does not allege that any plaintiff or putative class member suffered personal injuries and does not seek any remedies for personal injuries.
The Company has not yet responded to the complaint in the Protein Products Class Lawsuit, but intends to vigorously defend the case, including appealing any adverse judgement or award. The Company does not believe that the ultimate resolution of the Protein Products Class Lawsuit will have a material adverse effect on its consolidated financial condition, results of operations or cash flows.
Other than legal fees, no expense related to the Protein Products Class Lawsuit was incurred during the three or nine months ended June 30, 2023 or 2022.
California Proposition 65 Notice re Lead in Protein Products
On June 7, 2023, the Fitzgerald Joseph LLP law firm (the same firm that filed the Protein Products Class Litigation) issued a 60-Day Notice of Intent to Sue under California’s Safe Water and Toxic Enforcement Act (Proposition 65) for alleged violation of Proposition 65 with respect to lead levels in Premier Nutrition’s RTD protein shakes and protein powders (this matter is hereinafter referred to as the “Protein Products Prop 65 Notice”).
Premier Nutrition intends to vigorously defend against the Protein Products Prop 65 Notice. The Company does not believe that the ultimate resolution of the Protein Products Prop 65 Notice will have a material adverse effect on its consolidated financial condition, results of operations or cash flows.
Other than legal fees, no expense related to the Protein Products Prop 65 Notice was incurred during the three or nine months ended June 30, 2023 or 2022.
Other
In the fourth quarter of fiscal 2022, a voluntary product recall was initiated by one of the Company’s contract manufacturers which produces RTD shakes for Premier Nutrition. The recall covered the Company’s products produced from December 8, 2021 through July 9, 2022 at one of the contract manufacturer’s facilities. The Company believes the impact of the recall on its consolidated financial condition, results of operations and cash flows has been and will continue to be immaterial.
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
NOTE 15 — STOCKHOLDERS’ DEFICIT
The following table summarizes the Company’s repurchases of BellRing Common Stock.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Shares repurchased (in millions)	1.3	0.1	4.0	0.1
Average price per share (a)	$36.13	$22.94	$29.08	$22.94
Total share repurchase cost (b)	$49.5	$2.4	$118.3	$2.4
(a)Average price per share excludes accrued excise tax and broker’s commissions, which are included in “Total share repurchase cost” within this table.
(b)“Purchases of treasury stock” in the Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2023 excluded $0.7 of accrued excise tax that had not been paid as of June 30, 2023 and was included in “Other current liabilities” on the Condensed Consolidated Balance Sheets at June 30, 2023.
The following table summarizes the Company’s repurchases of Old BellRing Class A Common Stock during the nine months ended June 30, 2022.

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
On November 25, 2022, Post transferred the remaining of its 4.6 million shares of BellRing Common Stock to certain financial institutions in satisfaction of term loan obligations of Post. In connection with this transaction, BellRing repurchased 0.9 million of the transferred shares from certain of the financial institutions. Post had no ownership of BellRing Common Stock as of June 30, 2023.

BellRing incurred separation-related expenses in connection with its separation from Post of zero and $0.7 million during the three and nine months ended June 30, 2023, respectively, and $0.9 million and $13.2 million during the three and nine months ended June 30, 2022, respectively. These expenses generally included third party costs for advisory services, fees charged by other service providers and government filing fees and were included in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations.
The terms “our”, “we”, “us” and the “Company” generally refer to Old BellRing and its consolidated subsidiaries during the period prior to the Spin-off and to us and our consolidated subsidiaries during the periods subsequent to the Spin-off unless otherwise stated or context otherwise indicates. The term “Common Stock” generally refers to Old BellRing Class A Common Stock and Old BellRing Class B Common Stock during the period prior to the Spin-off and to BellRing Common Stock during the periods subsequent to the Spin-off. The term “Net earnings available to common stockholders” generally refers to net earnings available to Old BellRing Class A common stockholders during the period prior to the Spin-off and to net earnings available to BellRing common stockholders during the periods subsequent to the Spin-off.
We are a consumer products holding company operating in the global convenient nutrition category and are a provider of ready-to-drink (“RTD”) protein shakes, other RTD beverages and powders. We have a single operating and reportable segment, with our principal products being protein-based consumer goods. Our primary brands are Premier Protein and Dymatize.
Market Trends
Events such as the COVID-19 pandemic have resulted in certain ongoing impacts to the global economy, including market disruptions, supply chain challenges and inflationary pressures. During fiscal 2023, input cost inflation, including raw material, packaging and manufacturing costs, impacted our supply chain and put downward pressure on profit margins. As a result, we have taken pricing actions on nearly all products. We expect certain inflationary pressures to continue during the fiscal year, and this trend could have a materially adverse impact in the future if inflation rates were to significantly exceed our ability to achieve price increases or cost savings or if such price increases impact demand for our products.
For additional discussion, refer to “Liquidity and Capital Resources” and “Cautionary Statement on Forward-Looking Statements” within this section.
RESULTS OF OPERATIONS

	Three Months Ended June 30,				Nine Months Ended June 30,
			favorable/(unfavorable)				favorable/(unfavorable)
dollars in millions	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Net Sales	$445.9	$370.6	$75.3	20%	$1,194.2	$992.3	$201.9	20%

Operating Profit	$76.0	$67.5	$8.5	13%	$209.2	$151.3	$57.9	38%
Interest expense, net	17.3	15.9	(1.4)	(9)%	50.8	32.8	(18.0)	(55)%
Loss on extinguishment of debt, net	—	—	—	—%	—	17.6	17.6	100%
Income tax expense	14.4	12.5	(1.9)	(15)%	39.0	18.6	(20.4)	(110)%
Less: Net earnings attributable to redeemable noncontrolling interest	—	—	—	—%	—	33.7	33.7	100%
Net Earnings Available to Common Stockholders	$44.3	$39.1	$5.2	13%	$119.4	$48.6	$70.8	146%
Net Sales
Net sales increased $75.3 million, or 20%, during the three months ended June 30, 2023, compared to the prior year period. Sales of Premier Protein products were up $60.8 million, or 20%, on 10% higher volumes. Average net selling prices increased in the three months ended June 30, 2023 due to targeted price increases taken to mitigate inflation. Volumes increased due to higher RTD shake production and the reintroduction of certain RTD shake flavors. Sales of Dymatize products were up $16.4 million, or 32%, on 46% higher volumes. Volume increases were primarily driven by distribution gains and lapping price elasticities in the prior year period. Average net selling prices decreased in the three months ended June 30, 2023 primarily due to unfavorable product mix and increased promotional spending. Sales of all other products were down $1.9 million.

Net sales increased $201.9 million, or 20%, during the nine months ended June 30, 2023, compared to the prior year period. Sales of Premier Protein products were up $183.1 million, or 23%, driven by higher average net selling prices. Average net selling prices increased in the nine months ended June 30, 2023 due to targeted price increases taken to mitigate inflation. Volumes increased 7% primarily driven by higher RTD shake production. Sales of Dymatize products were up $23.3 million, or 15%, primarily driven by higher average net selling prices. Average net selling prices increased in the nine months ended June 30, 2023 due to targeted price increases and favorable product mix, partially offset by increased promotional spending. In addition, volumes increased 6% primarily driven by distribution gains. Sales of all other products were down $4.5 million.
Operating Profit
Operating profit increased $8.5 million, or 13%, during the three months ended June 30, 2023, compared to the prior year period. This increase was primarily driven by higher net sales, as previously discussed. This positive impact was partially offset by higher net product costs of $22.4 million driven primarily by unfavorable raw material costs, as well as higher manufacturing costs, slightly offset by lower freight costs. In addition, we incurred higher advertising expenses of $6.7 million.
Operating profit increased $57.9 million, or 38%, during the nine months ended June 30, 2023, compared to the prior year period. This increase was primarily driven by higher net sales, as previously discussed, and $12.5 million of lower costs related to the separation from Post. These positive impacts were partially offset by higher net product costs of $73.4 million primarily driven by unfavorable raw material and manufacturing costs, slightly offset by lower freight costs. In addition, we incurred higher advertising expenses of $15.1 million, higher employee related expenses and higher professional fees.
Interest Expense, Net
Interest expense, net increased $1.4 million during the three months ended June 30, 2023 compared to the prior year period primarily due to a higher weighted-average interest rate. The weighted-average interest rate on our total outstanding debt was 7.2% and 6.7% for the three months ended June 30, 2023 and 2022, respectively.
Interest expense, net increased $18.0 million during the nine months ended June 30, 2023 compared to the prior year period. This increase was primarily due to higher outstanding principal amounts of debt and a higher weighted-average interest rate compared to the prior year period. The weighted-average interest rate on our total outstanding debt increased to 7.2% for the nine months ended June 30, 2023 from 5.9% for the nine months ended June 30, 2022, primarily driven by the issuance of our 7.00% Senior Notes in March of fiscal 2022. See Note 13 within “Notes to Condensed Consolidated Financial Statements” for additional information on our debt.
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
Our effective income tax rate was 24.5% and 24.2% for the three months ended June 30, 2023 and 2022, respectively.
Our effective income tax rate was 24.6% and 18.4% for the nine months ended June 30, 2023 and 2022, respectively. The increase in our effective income tax rate compared to the prior year period was primarily due to us reporting 100% of the income, gain, loss and deduction of BellRing LLC in the periods subsequent to the Spin-off, partially offset by higher separation-related expenses incurred in connection with the Spin-off in the prior year period that were treated as non-deductible.
In accordance with Accounting Standards Codification (“ASC”) Topic 740, “Income Taxes,” we recorded income tax expense for interim periods using the estimated annual effective income tax rate for the full fiscal year adjusted for the impact of discrete items occurring during the interim periods.

LIQUIDITY AND CAPITAL RESOURCES
We expect to generate positive cash flows from operations and believe our cash on hand, cash flows from operations and possible future credit facilities will be sufficient to satisfy our future working capital requirements, purchase commitments, research and development activities, debt repayments, share repurchases and other financing requirements for the foreseeable future. We are currently not aware of any trends or demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, our liquidity increasing or decreasing in any material way that will impact our capital needs during or beyond the next twelve months. Our asset-light business model requires modest capital expenditures, with annual capital expenditures over the last three fiscal years averaging less than 1% of net sales. No significant capital expenditures are planned for the remainder of fiscal 2023. Our ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures and other business risk factors. If we are unable to generate sufficient cash flows from operations, or otherwise to comply with the terms of our credit facilities, we may be required to seek additional financing alternatives. Additionally, we may seek to repurchase shares of our common stock. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
During the nine months ended June 30, 2023, we borrowed $115.0 million under our revolving credit facility, which is provided for under our credit agreement entered into on March 10, 2022 (as amended, the “Credit Agreement”) in an aggregate principal amount of $250.0 million (the “Revolving Credit Facility”), and repaid $135.0 million under the Revolving Credit Facility. We had available borrowing capacity under the Revolving Credit Facility of $171.0 million and no outstanding letters of credit under the Revolving Credit Facility as of June 30, 2023. Letters of credit are available under the Revolving Credit Facility in an aggregate amount of up to $20.0 million. Our Credit Agreement provides for potential incremental revolving and term facilities at the Company’s request and at the discretion of the lenders or other persons providing such incremental facilities, in each case on terms to be determined, and also permits the Company to incur other secured or unsecured debt, in all cases subject to conditions and limitations on the amount as specified in the Credit Agreement.
During the nine months ended June 30, 2023, we repurchased 4.0 million shares of BellRing Common Stock at an average share price of $29.08 per share and a total cost, including accrued excise tax and broker’s commissions, of $118.3 million.
In fiscal 2023, we entered into a raw materials supply agreement and a co-manufacturing agreement related to the manufacturing and packaging of our RTD shakes. The agreements included minimum purchase quantity requirements and “take-or-pay” provisions, which resulted in additional estimated purchase commitments of $885.0 million through fiscal 2028 (with $177.0 million due in the next 12 months).
The following table shows select cash flow data, which is discussed below.

	Nine Months Ended June 30,
dollars in millions	2023	2022
Cash provided by (used in):
Operating activities	$130.7	$11.4
Investing activities	(1.0)	(1.2)
Financing activities	(139.8)	(127.7)
Effect of exchange rate changes on cash and cash equivalents	0.4	(0.4)
Net decrease in cash and cash equivalents	$(9.7)	$(117.9)
Operating Activities
Cash provided by operating activities for the nine months ended June 30, 2023 increased $119.3 million compared to the prior year period. This increase was primarily due to lapping larger cash outflows in the prior year period related to the rebuild of powder finished goods from previous supply-constrained levels, partially offset by input cost inflation. The increase was incrementally driven by higher net earnings and favorable changes related to fluctuations in the timing of sales and collections of trade receivables. These positive impacts were partially offset by increased tax payments (net of refunds) of $27.2 million and increased interest payments of $22.3 million.
Investing Activities
Cash used in investing activities for the nine months ended June 30, 2023 decreased $0.2 million compared to the prior year period resulting from a decrease in capital expenditures.

Financing Activities
Nine months ended June 30, 2023
Cash used in financing activities for the nine months ended June 30, 2023 was $139.8 million. We paid $117.6 million, including broker’s commissions, for the repurchase of shares of our Common Stock and repaid $135.0 million under the Revolving Credit Facility. Additionally, we borrowed $115.0 million under the Revolving Credit Facility.
Nine months ended June 30, 2022
Cash used in financing activities for the nine months ended June 30, 2022 was $127.7 million. We repaid the outstanding principal balance of the Term B Facility of $609.9 million, repaid $25.0 million under the Revolving Credit Facility and paid $115.5 million to Old BellRing Class A common stockholders pursuant to the Merger. In addition, we paid $11.9 million of debt issuance costs, debt extinguishment costs and deferred financing fees related to the issuance of the 7.00% Senior Notes and the Revolving Credit Facility, and paid $20.5 million, including broker’s commissions, for the repurchase of Common Stock. We received $550.4 million of cash from Post in connection with the Spin-off, which was partially offset by cash distributions to Post of $3.2 million related to quarterly tax distributions pursuant to BellRing LLC’s amended and restated limited liability company agreement prior to the Spin-off. Additionally, we borrowed $109.0 million under the Revolving Credit Facility.
Debt Covenants
The Credit Agreement contains customary affirmative and negative covenants applicable to us and our restricted subsidiaries for agreements of this type, including delivery of financial and other information; compliance with laws; maintenance of property; existence; insurance; books and records; inspection rights; obligation to provide collateral and guarantees by certain new subsidiaries; delivery of environmental reports; participation in an annual meeting with the agent and the lenders; further assurances; and limitations with respect to indebtedness, liens, fundamental changes, restrictive agreements, use of proceeds, amendments of organization documents, prepayments and amendments of certain indebtedness, dispositions of assets, acquisitions and other investments, sale leaseback transactions, changes in the nature of business, transactions with affiliates and dividends and redemptions or repurchases of stock. Under the terms of the Credit Agreement, we are also required to comply with a financial covenant requiring us to maintain a total net leverage ratio (as defined in the Credit Agreement) not to exceed 6.00:1.00, measured as of the last day of each fiscal quarter. We were in compliance with the financial covenant as of June 30, 2023, and we do not believe non-compliance is reasonably likely in the foreseeable future.
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
CRITICAL ACCOUNTING ESTIMATES
Our critical accounting estimates are more fully described in our Annual Report on Form 10-K for the year ended September 30, 2022, as filed with the Securities and Exchange Commission (the “SEC”) on November 17, 2022. There have been no significant changes to our critical accounting estimates since September 30, 2022.
RECENTLY ISSUED ACCOUNTING STANDARDS
We have considered all new accounting pronouncements and have concluded there are no new pronouncements that had or will have a material impact on our consolidated results of operations, comprehensive income, financial position, cash flows, stockholders’ equity or related disclosures based on current information.
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
•disruptions or inefficiencies in our supply chain, including as a result of our reliance on third party suppliers or manufacturers for the manufacturing of many of our products, pandemics and other outbreaks of contagious diseases, labor shortages, fires and evacuations related thereto, changes in weather conditions, natural disasters, agricultural diseases and pests and other events beyond our control;
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
Interest Rate Risk
As of both June 30, 2023 and September 30, 2022, the Company had outstanding principal value of indebtedness of $840.0 million related to its 7.00% Senior Notes. Additionally, the Company had an aggregate principal amount of $79.0 million and $99.0 million outstanding under its Revolving Credit Facility as of June 30, 2023 and September 30, 2022, respectively. Borrowings under the Revolving Credit Facility bear interest at variable rates.
As of June 30, 2023 and September 30, 2022, the fair value of the Company’s debt, excluding any borrowings under its Revolving Credit Facility, was $846.5 million and $767.4 million, respectively. Changes in interest rates impact fixed and variable rate debt differently. For fixed rate debt, a change in interest rates will only impact the fair value of the debt, whereas a change in interest rates on variable rate debt will impact interest expense and cash flows. A hypothetical 10% decrease in interest rates would have increased the fair value of the fixed rate debt by approximately $15 million and $17 million as of June 30, 2023 and September 30, 2022, respectively. A hypothetical 10% increase in interest rates would have had an immaterial impact on both interest expense and interest paid during each of the three and nine months ended June 30, 2023 and 2022. For additional information regarding the Company’s debt, see Note 13 within “Notes to Condensed Consolidated Financial Statements.”
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
Changes in Internal Control Over Financial Reporting
There were no significant changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.    OTHER INFORMATION.
ITEM 1.    LEGAL PROCEEDINGS.
The information required under this Item 1 is set forth in Note 14 within “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 of this report, which is incorporated herein by reference. For disclosure of environmental proceedings with a governmental entity as a party pursuant to Item 103(c)(3)(iii) of Regulation S-K, the Company has elected to disclose matters where the Company reasonably believes such proceeding would result in monetary sanctions, exclusive of interest and costs, of $1.0 million or more. Applying this threshold, there are no such environmental proceedings to disclose for the three months ended June 30, 2023.
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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table sets forth information with respect to repurchases of shares of BellRing Common Stock, $0.01 par value per share, during the three months ended June 30, 2023 and our BellRing Common Stock repurchase authorization.

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (b)
April 1, 2023 - April 30, 2023	—	$—	—	$1,598,541
May 1, 2023 - May 31, 2023	414,474	$36.19	414,474	$65,000,337
June 1, 2023 - June 30, 2023	941,777	$36.10	941,777	$31,000,428
Total	1,356,251	$36.13	1,356,251	$31,000,428
(a)Does not include broker’s commissions or accrued excise tax.
(b)On December 5, 2022, the Company’s Board of Directors approved a $50,000,000 repurchase authorization with respect to shares of BellRing Common Stock (the “Prior Authorization”). The Prior Authorization was effective December 5, 2022 and had an expiration date of December 5, 2024. On May 3, 2023, the Company’s Board of Directors approved a new $80,000,000 repurchase authorization with respect to shares of BellRing Common Stock effective May 3, 2023 and terminated the Prior Authorization.
ITEM 5.    OTHER INFORMATION.
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended June 30, 2023, no director or “officer,” as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended, of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
Fonterra (USA) Inc. Agreements
Premier Nutrition Company, LLC (“Premier Nutrition”), a subsidiary of the Company, executed a master purchase commitment (“Master Purchase Commitment”), effective as of July 1, 2023, with Fonterra (USA) Inc. (“Fonterra”), pursuant to an Amended and Restated Master Supply Agreement between Premier Nutrition and Fonterra dated as of July 1, 2023 (“Master Supply Agreement”).
Under the Master Purchase Commitment, Fonterra will supply milk protein concentrate (“Product”) to Premier Nutrition, and Premier Nutrition is required to purchase, pursuant to purchase orders, a minimum amount of Product every six months.

Premier Nutrition has the right (but not the obligation) to order quantities in excess of such amount on a spot basis as agreed by the parties, and the Master Purchase Commitment also contains provisions describing the determination of the prices for the Product. The Master Supply Agreement contains provisions regarding the product specifications and quality standards for the Product, the rights of a party in the event the other party does not comply with its obligations under the Master Supply Agreement or the Master Purchase Commitment (or other purchase orders between the parties) and other customary contractual terms and conditions.
The Master Purchase Commitment runs for an initial term of five years, with subsequent renewals for periods of a minimum of two years upon the mutual agreement of the parties at least twelve months in advance of the expiration of the then-current term. The Master Supply Agreement runs for an initial term of five years and will automatically renew for additional periods of five years unless a party determines not to renew upon at least twelve months prior notice.
The foregoing description of the Master Supply Agreement and Master Purchase Commitment does not purport to be complete and is qualified in its entirety by reference to such agreements, which are included as Exhibit 10.24 and Exhibit 10.25, respectively, to this Quarterly Report. Certain portions of these documents that constitute confidential information have been redacted in accordance with Regulation S-K, Item 601(b)(10).

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
*10.23
Amendment to Amended and Restated Master Services Agreement, dated August 4, 2023, by and among Post Holdings, Inc., BellRing Intermediate Holdings, Inc., BellRing Brands, Inc. and BellRing Brands, LLC

‡10.24	Amended and Restated Master Supply Agreement, dated as of July 1, 2023, by and between Premier Nutrition Company, LLC and Fonterra (USA) Inc.
‡10.25	MPC Purchase Commitment, dated as of July 1, 2023 by and between Premier Nutrition Company, LLC and Fonterra (USA) Inc.
31.1	Certification of Robert V. Vitale pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 8, 2023
31.2	Certification of Darcy H. Davenport pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 8, 2023
31.3	Certification of Paul A. Rode pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 8, 2023
32.1	Certification of Robert V. Vitale, Darcy H. Davenport and Paul A. Rode, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 8, 2023
101
Interactive Data File (Form 10-Q for the quarterly period ended June 30, 2023 filed in iXBRL (Inline eXtensible Business Reporting Language)). The financial information contained in the iXBRL-related documents is “unaudited” and “unreviewed.”

104	The cover page from the Company’s Form 10-Q for the quarterly period ended June 30, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101

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

BELLRING BRANDS, INC.
Date:	August 8, 2023	By:	/s/ Darcy H. Davenport
Darcy H. Davenport
President and Chief Executive Officer