Form 10-K
period 2023-09-30
BELLRING BRANDS, INC.
filed 2023-11-21
CIK 1772016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of March 31, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was $4,479,203,598.
Number of shares of Common Stock, $0.01 par value, outstanding as of November 14, 2023: 131,084,271

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant’s definitive proxy statement for its 2024 annual meeting of stockholders, to be filed with the Securities and Exchange Commission within 120 days after September 30, 2023, are incorporated by reference into Part III of this report.

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
•disruptions or inefficiencies in our supply chain, including as a result of our reliance on third-party suppliers or manufacturers for the manufacturing of many of our products, pandemics (including a resurgence of COVID-19 and/or variants) and other outbreaks of contagious diseases, labor shortages, fires and evacuations related thereto, changes in weather conditions, natural disasters, agricultural diseases and pests and other events beyond our control;
•our dependence on a limited number of third-party contract manufacturers for the manufacturing of most of our products, including one manufacturer for the majority of our RTD protein shakes;
•the ability of our third-party contract manufacturers to produce an amount of our products that enables us to meet customer and consumer demand for the products;
•our reliance on a limited number of third-party suppliers to provide certain ingredients and packaging;
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
•ability to obtain additional financing (including both secured and unsecured debt) and our ability to service our outstanding debt (including covenants that restrict the operation of our business);
•the accuracy of our market data and attributes and related information;
•changes in critical accounting estimates;
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
•our ability to protect our intellectual property and other assets and to continue to use third-party intellectual property subject to intellectual property licenses;
•costs, business disruptions and reputational damage associated with technology failures, cybersecurity incidents and corruption of our data privacy protections;
•impairment in the carrying value of goodwill or other intangible assets;
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

SUMMARY OF RISK FACTORS

We are subject to a variety of risks and uncertainties, including industry and operating risks, financial and economic risks, legal and regulatory risks, risks related to our relationship with Post, risks related to ownership of our Common Stock and certain general risks, which could have a material adverse effect on our business, financial condition, results of operation and cash flows. Risks that we deem material are described in Item 1A, “Risk Factors” of this report. These risks include, but are not limited to, the following:
•A substantial amount of our net sales comes from our RTD protein shakes, and a decrease in sales of our RTD protein shakes would adversely affect our business, financial condition, results of operations and cash flows.
•We operate in a category with strong competition.
•Disruption of our supply chain and changes in weather conditions could have an adverse effect on our business, financial condition, results of operations and cash flows.
•We are currently dependent on a limited number of third-party contract manufacturers for the manufacturing of most of our products, including one manufacturer for the majority of our RTD protein shakes. Our business could suffer if we do not continue to contract with key third-party manufacturers or as a result of a third-party contract manufacturer’s inability to produce our products for us in the quantities required, on time or to our specifications.
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
•Uncertain or unfavorable economic conditions, including during periods of high inflation, could limit consumer and customer demand for our products, increase our costs or otherwise adversely affect us.
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
•Violations of laws or regulations by us or our third-party contract manufacturers, as well as new laws or regulations or changes to existing laws or regulations, could adversely affect our business.
•Fluctuations in our business due to changes in our promotional activities and seasonality may have an adverse impact on our financial condition, results of operations and cash flows.
•We have substantial debt, which could have a negative impact on our financing options and liquidity position and could adversely affect our business.
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

•If all or a portion of the Spin-off does not qualify as a tax-free transaction for any reason, including because any of the factual statements or representations in the legal opinions are incomplete or untrue, Post may recognize a substantial gain for U.S. federal income tax purposes, and we may incur indemnification or other liabilities to Post as a result.
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
•Impairment in the carrying value of intangible assets could negatively impact our financial condition and results of operations. If our goodwill or other intangible assets become impaired, we will be required to record impairment charges, which may be significant.
•If we pursue acquisitions or other strategic transactions, we may not be able to successfully consummate favorable transactions or successfully integrate acquired businesses.
•Actual operating results may differ significantly from our guidance and our forward-looking statements.
•We may not be able to operate successfully if we are unable to recruit, hire, retain and develop key personnel and a qualified and diverse workforce. In addition, temporary workforce disruptions or the inability of our employees to safely perform their jobs for any reason, including as a result of illness could adversely impact our business, financial condition, results of operations and cash flows.
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
We have organically grown our net sales from $1,247.1 million in our year ended September 30, 2021 to $1,666.8 million in our year ended September 30, 2023. Over the same period, net earnings including redeemable noncontrolling interest increased from $114.4 million in our year ended September 30, 2021 to $165.5 million in our year ended September 30, 2023.
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
Immediately following the Spin-off, Post owned approximately 14.2% of BellRing Common Stock and the former holders of Old BellRing Class A Common Stock owned approximately 28.5% of BellRing Common Stock. As a result of the Spin-off, the dual class voting structure of Old BellRing was eliminated. As of September 30, 2023, Post had no ownership of BellRing Common Stock.
Unless otherwise indicated or the context otherwise requires, all references in this report to “BellRing,” “we,” “our,” “us,” “the Company” and “our Company” refer to (1) Old BellRing and its consolidated subsidiaries during the periods prior to the completion of the Spin-off, including BellRing LLC, Premier Nutrition Company, LLC (“Premier Nutrition”), Dymatize Enterprises, LLC (“Dymatize”), Supreme Protein, LLC (“Supreme Protein), the PowerBar brand and Active Nutrition International GmbH (“Active Nutrition International”) and (2) us and our consolidated subsidiaries during the periods subsequent to the Spin-off, including, BellRing LLC, Premier Nutrition, Dymatize, Supreme Protein, Active Nutrition International and Premier Nutrition Canada, Inc., in each case, unless otherwise stated or the context otherwise indicates.
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
Post had acquired the businesses that comprised its active nutrition business in a series of transactions during 2013, 2014 and 2015. In its fiscal year ended September 30, 2013, Post acquired Premier Nutrition Corporation, which, at the time, was a marketer and distributor of high-quality protein shakes and nutrition bars under the Premier Protein brand and nutritional supplements under the Joint Juice brand. Effective September 30, 2019, Premier Nutrition Corporation converted to a limited liability company and changed its corporate name to Premier Nutrition Company, LLC.
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
•All of our membership interests in BellRing LLC were contributed to Old BellRing and Old BellRing is the sole equity member of BellRing LLC.
Immediately following the Spin-off, Post owned 19,397,339 shares, or approximately 14.2%, of BellRing Common Stock. On August 11, 2022, Post disposed of 14,800,000 shares of BellRing Common Stock, which resulted in Post owning 4,597,339 shares, or approximately 3.4%, of BellRing Common Stock as of September 30, 2022. On November 25, 2022, Post disposed of its remaining shares of BellRing Common Stock, which resulted in Post having no ownership of BellRing Common Stock as of September 30, 2023.
See “Risk Factors” included in Item 1A of this report and Notes 1 and 13 within “Notes to Consolidated Financial Statements” included in Part II, Item 8 of this report for more information about the Spin-off.
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
Brand Overview
Our primary brands, based on fiscal 2023 sales, are Premier Protein and Dymatize. Together our brands cover the major product forms in the convenient nutrition category and appeal to a broad range of consumer need states. Our percentage of net sales by brand for our year ended September 30, 2023 were as follows: Premier Protein, 83.2%; Dymatize, 14.0%; and other, 2.8%.
Two product forms accounted for the substantial majority of our fiscal 2023 net sales. In our year ended September 30, 2023, RTD protein shakes and other RTD beverages were 79.6% of our net sales, and powders were 17.4% of our net sales.
Premier Protein
Our largest brand, Premier Protein, is a leading mainstream, lifestyle brand. Premier Protein’s product portfolio consists primarily of RTD protein shakes and protein powders. Premier Protein’s flagship RTD protein shakes are available in 14 flavors (including 3 seasonal flavors) and contain 30 grams of protein with only one gram of sugar and 160 calories. They are gluten- and soy-free, low fat and fortified with 24 vitamins and minerals. Our RTD protein shakes are formulated to deliver great-tasting, leading protein levels while maintaining one of the leanest nutritional profiles in the category (as measured by sugar and calorie content). Premier Protein’s powder portfolio consists primarily of 100% whey protein products. We believe the product profile appeals to consumers across age ranges in all four need states.
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
Our Customers
Our customers are predominantly club stores, FDM retailers, online retailers, specialty retailers, convenience stores and distributors. We sell our products domestically and in more than seventy countries globally. Our U.S. business represented 89.5% of our net sales in our year ended September 30, 2023, and our international business represented 10.5% of our net sales in our year ended September 30, 2023.
Our largest customers, Costco, Walmart (which includes its affiliates, including Sam’s Club) and Amazon, accounted for approximately 75.3% of our net sales in our year ended September 30, 2023. No other customer accounted for more than 10% of our fiscal 2023 net sales.
Sales, Marketing and Distribution
In the U.S., we utilize a direct sales force in multiple channels, including club, FDM, convenience, specialty and eCommerce. We also sell through a broker network for customers in the convenience, grocery and mass channels, and through distributors for the specialty channel. In international markets, we sell our products through a combination of direct sales to retailers and to third-party distributors. We utilize a direct sales force in key markets in Western Europe for multiple channels, including specialty, FDM and eCommerce. We also sell through distributors in the specialty channel.
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
Dymatize. Dymatize’s marketing strategy is focused on retailer-specific programs, online and specialty print media and social media. Social media is a high-touch medium that resonates with Dymatize’s core fitness-focused consumers. The brand also utilizes a social media influencer model, the “Squad,” engaging with athletes. This team promotes product usage via personal social media channels to drive awareness for the brand among its target demographic.

Our products are distributed through a network of third-party common carriers.
Research and Development
We continue to improve and expand our product offerings with new flavors, ingredients, packaging, product forms and process development technologies. We leverage our dedicated market research, consumer insights and innovation teams, supplemented by leading design firms, product development companies, third-party flavor houses and consultants.
Supply Chain
Raw Materials. Raw materials used in our business consist of ingredients and packaging materials purchased from local, regional and international suppliers. Our principal ingredients include milk-based, whey-based and soy-based proteins, protein blends, sweeteners and vitamin and mineral blends. Our primary packaging materials include aseptic foil and plastic lined cardboard cartons, flexible and rigid plastic film and containers, beverage packaging and corrugate. We purchase our raw materials in accordance with rigorous standards to assure food quality and safety. Supply availability and prices paid for raw materials can fluctuate widely due to external factors, such as pandemics and other outbreaks of contagious diseases, weather conditions, labor disputes, governmental programs, regulations and trade and tariff policies, industry consolidation, economic climate, energy shortages, transportation delays, commodity market prices, currency fluctuations and other unforeseen circumstances. The convenient nutrition industry, like many others, experienced inflationary pressure in our fiscal 2023. We continuously monitor supply and cost trends of these raw materials to enable us to obtain ingredients and packaging needed for our products.
Under the terms of an agreement with a significant protein powder supplier, Premier Nutrition is required to purchase a minimum periodic volume of protein powder and has the right (but not the obligation) to order quantities in excess of such minimum amount provided the supplier has the capacity and the ability to produce such additional quantities. The agreement also contains detailed provisions regarding the product specifications and quality standards for the raw materials to be provided by the supplier, the rights of a party in the event the other party does not comply with its obligations under the agreement and other customary contractual terms and conditions. The agreement expires on June 30, 2028.
Energy. Electricity and steam are used in the facilities that manufacture our products. In addition, considerable amounts of diesel fuel are used in connection with the distribution of our products.
Manufacturing. We primarily engage third-party contract manufacturers in North America and the European Union (the “E.U.”). to produce our products. We receive products from our third-party contract manufacturers for an agreed-upon tolling charge for each item produced as well as other minor costs. Most of our relationships with our contract manufacturing partners include minimum volume commitments, whereby the third-party contract manufacturer has committed to produce, and we have committed to purchase, a minimum quantity of product. We own a manufacturing plant in Voerde, Germany that supplies nutrition bars and gels primarily for the E.U., Switzerland and the United Kingdom (the “U.K.”).
We regularly monitor the capacity and performance of our third-party contract manufacturing partners and suppliers and qualify new contract manufacturing partners and suppliers as needed. Given the growth profile of our primary products, we continuously plan for incremental capacity, including adding new third-party contract manufacturing partners in fiscal 2023 and working to qualify additional third-party contract manufacturing partners and sites for fiscal 2024, and review additional strategic alternatives to support our business.
From three separate and geographically diverse manufacturing locations, our largest third-party contract manufacturer provided approximately 53.8% of our Premier Protein RTD shake supply for our year ended September 30, 2023. Under the terms of a manufacturing agreement with the third-party contract manufacturer, Premier Nutrition is required to purchase a minimum quarterly order volume of RTD protein shakes and has the right (but not the obligation) to order quantities in excess of a monthly minimum amount provided the third-party contract manufacturer has the capacity and the ability to produce such additional quantities. In addition, under the terms of the manufacturing agreement, the third-party contract manufacturer has committed to produce a quarterly minimum volume of RTD protein shakes. The manufacturing agreement also contains detailed provisions regarding the product specifications and quality standards for the products to be manufactured and packaged by the third-party contract manufacturer, the tolling charges for each item produced (and certain other costs) to be paid by Premier Nutrition (and related payment terms), shipping and storage obligations, the rights of a party in the event the other party does not comply with its obligations under the manufacturing agreement and other customary contractual terms and conditions. This agreement expires on December 31, 2027.
We regularly evaluate our contract manufacturing arrangements to ensure the cost-effective manufacturing of our products. We select our manufacturing partners based on expertise, quality, cost and location. Our quality assurance team frequently monitors manufacturing partners to ensure our partners meet our rigorous processing and quality standards, detailed in our Quality Expectations Manual, including requirements for third-party certification of Good Manufacturing Practices. Our owned production plant in Voerde, Germany is additionally certified to one of the international Food Safety Standards (FSSC 22.000, IFS or BRC), SMETA 4-pillars (Labour, Environment, Health and Safety, Business Ethics) and ISO 45001 (Health and Safety).
Distribution. In North America, our products typically are shipped directly from our contract manufacturing partners to a network of third-party warehouses. Products are distributed from third-party warehouses to customer distribution centers or retail stores or are exported by our distribution partners to international customers. Occasionally, we ship products directly from our third-party contract manufacturers to our customers’ distribution centers.
We maintain one third-party warehouse location in Germany, which receives products from our production facility located in Voerde, Germany or directly from our third-party contract manufacturers. Our branded products are distributed from third-party warehouses to customer distribution centers or retail stores or are exported to international customers.
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
Trademarks and Intellectual Property
We own or have licenses to use a number of trademarks that are critical to the success of our business. Our key trademarks include BellRing®, BellRing Brands®, Premier Protein®, Premier Nutrition®, Dymatize®, ISO.100® and PowerBar®, each of which we own, as well as trademarks that we license from third parties, such as Pebbles® and Dunkin®. Our owned trademarks are, in most cases, protected through registration in the U.S. or Germany, as well as in many other countries where the related brands or products are sold. We also own, or have applications pending, for several patents in the U.S. and other countries. While our patent portfolio as a whole is material to our business, no one patent or group of related patents is material to our business. In addition, we have copyrights, proprietary trade secrets, technology, know-how processes and other intellectual property rights that are not registered.
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
Our products are regulated in the U.S. either as food or dietary supplements, which internationally may be regulated as pharmaceuticals or other health food categories. As a producer and distributor of goods for human consumption, we must comply with stringent production, storage, recordkeeping, distribution, labeling and marketing standards established by the Food and Drug Administration (the “FDA”), the U.S. Department of Agriculture (the “USDA”), the Federal Trade Commission and state and local agencies in the U.S. We also must comply with standards established by similar regulatory agencies in Canada, Mexico, the E.U. and elsewhere. In addition, some of our products are produced and marketed under contract as part of special certification programs such as organic, kosher or non-GMO, and must comply with the strict standards of federal, state and third-party certifying organizations. Products that do not meet regulatory or third-party standards may be considered adulterated or misbranded and subject to withdrawal or recall. Additionally, following the adoption of the Food Safety Modernization Act in the U.S. and the Safe Foods for Canadians Act in Canada, the FDA and the Canadian Food Inspection Agency are implementing additional regulations focused on prevention of food contamination, more frequent inspection of high-risk facilities, increased record-keeping and improved tracing of food.
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
In addition, our operations are subject to various federal, state and foreign laws and regulations regarding data privacy, data protection and data security, including the General Data Protection Regulation, the E.U.’s retained law version of the General Data Protection Regulation and the California Consumer Privacy Act, as amended by the California Privacy Rights Act, each of which applies to certain aspects of our business and regulate how businesses collect, use and protect personal information obtained from data subjects. As a company with international operations, we also are subject to laws, rules and regulations in the U.S. and other countries related to anti-corruption, antitrust and competition and economic sanctions.
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
Human Capital
We have approximately 420 employees as of November 1, 2023. Of these employees, approximately 275 are in the U.S., approximately 135 are in Germany and approximately 10 are in other countries. Our people are critical to our success and we prioritize providing a safe, rewarding and respectful workplace where our people are provided with opportunities to pursue career paths based on skills, performance and mindset. We adhere to our Code of Conduct, which sets forth a commitment to our stakeholders, including our employees, to operate with integrity and mutual respect.
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
Providing development opportunities and resources for our employees is another key factor in our human capital strategy. We offer a variety of training and development programs and platforms for employees at all levels of our organization, including monthly development trainings for people leaders of all levels, along with in-depth workshops for both new and existing managers.
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

We connect our employees to our values and culture by conducting periodic two-day workshops where they can learn about, discuss and engage with these topics to more fully appreciate our unique culture. In addition, we invite esteemed speakers to our Emeryville offices to engage our employees in an interactive workshop format to further drive engagement with timely workplace initiatives.
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
Diversity, Equity, Inclusion and Belonging
We recognize the importance of a diverse, equitable and inclusive culture for our employees and are committed to creating an inclusive environment that reflects the communities in which we live and work that creates belonging. We have implemented initiatives to track and improve our performance in these areas. We also provide interactive anti-harassment and diversity training for both supervisory and non-supervisory employees taught by outside experts. Our Board of Directors receives periodic updates regarding our diversity, equity, inclusion and belonging efforts.
Environmental, Social and Governance
We recognize the importance of Environmental, Social and Governance (“ESG”) issues for all of our stakeholders and we are committed to incorporating ESG principles into our business strategies and organizational culture. The Audit Committee of the Company’s Board of Directors provides direction with respect to the evolving priorities of our ESG initiatives and receives quarterly reports with respect to the progress the Company is making against its objectives. We have an Executive Sustainability Steering committee comprised of senior leaders within our organization, which provides guidance on goals and strategies and makes recommendations on disclosure and reporting guidelines. We also have a Sustainability Operations Committee comprised of technical experts within key business functions that meets regularly to implement programs and track progress on key objectives. We report to our stakeholders with respect to the results of our ESG initiatives on an annual basis, with our third annual Impact Report being published online later this year.
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
Information about our Executive Officers
The section below provides information regarding our executive officers as of November 21, 2023:
Robert V. Vitale, age 57, has served as our Executive Chairman since September 2019. Mr. Vitale has been the President and Chief Executive Officer of Post, and a member of Post’s board of directors, since November 2014 and is a member of the board of directors of 8th Avenue Food & Provisions, Inc., a private brand-centric consumer products holding company owned by Post and other third parties. Previously, Mr. Vitale served as Chief Financial Officer of Post from October 2011 until November 2014. He was president and chief investment officer of Post Holdings Partnering Corporation, a publicly-traded affiliate of Post that was a special purpose acquisition company formed for the purpose of effecting a partnering transaction with one or more businesses, from January 2021 to June 2023. Mr. Vitale has served on the board of directors of Energizer Holdings, Inc., a publicly traded manufacturer and distributor of primary batteries, portable lights and auto care appearance, performance, refrigerant and fragrance products, since August 2017. He served as President and Chief Executive Officer of AHM Financial Group, LLC, a diversified provider of insurance brokerage and wealth management services, from 2006 until 2011 and previously was a partner of Westgate Equity Partners, LLC, a consumer-oriented private equity firm. Mr. Vitale earned his undergraduate degree from St. Louis University and his MBA from Washington University.

Darcy H. Davenport, age 50, has served as our President and Chief Executive Officer since September 2019 and has served as a member of our Board of Directors since the completion of our IPO. Until the completion of the IPO, Ms. Davenport served as President of Post’s active nutrition business since October 2017 and as President of Premier Nutrition, which became a subsidiary of BellRing Inc. upon completion of our IPO, since November 2016. Ms. Davenport previously served as General Manager of Premier Nutrition from October 2014 to November 2016 and Vice President of Marketing from October 2011 to October 2014. Prior to joining Premier Nutrition, Ms. Davenport served as Director of Brand Marketing at Joint Juice, Inc., a liquid dietary supplement manufacturer, from May 2009 to October 2011, when it combined with Premier Nutrition. Ms. Davenport has served as a member of the board of directors of Blentech Corporation, a company focusing on developing custom-made, food processing solutions including equipment, integrated systems and software, since January 2010. Ms. Davenport earned her undergraduate degree from Princeton University and her MBA from New York University’s Leonard N. Stern School of Business.
Douglas J. Cornille, age 51, has served as Chief Growth Officer of Premier Nutrition, a subsidiary of ours, since November 2021. Prior to that, he served as Senior Vice President, Marketing of Premier Nutrition since July 2015. Prior to joining Premier Nutrition, Mr. Cornille was Brand Director at Clif Bar & Company, a manufacturer of various food products, from August 2011 to July 2015 and was Senior Brand Manager at Dreyer’s Grand Ice Cream Holdings, Inc., a manufacturer of ice cream and frozen yogurt, from September 2003 to August 2011. Mr. Cornille earned his undergraduate degree from Rhodes College and attended Oxford University, St. John’s College. Mr. Cornille earned his MBA from Duke University - The Fuqua School of Business.
Marc S. Mollere, age 56, has served as Senior Vice President and General Manager of International of Premier Nutrition, a subsidiary of ours, since 2020. Prior to that, he served as General Manager and Vice President of Sales and Marketing of Dymatize Enterprises, also a subsidiary of ours, since 2011. Prior to joining Dymatize Enterprises, Mr. Mollere was Corporate Vice President and Vice President of Sales of Henkel North America, a beauty care and laundry & home care consumer business, from 2006 to 2011. Mr. Mollere earned his BS in Marketing from Sam Houston State University.
Paul A. Rode, age 53, has served as our Chief Financial Officer since September 2019 and serves as our principal financial officer and principal accounting officer. Mr. Rode served as Chief Financial Officer of Post’s active nutrition business from May 2015 until the completion of our IPO and as Chief Financial Officer of Consumer Brands, a prior reporting segment of Post, from November 2014 to May 2015. Mr. Rode previously served as Vice President, Finance of Post from January 2014 to November 2014 and Vice President, Corporate Development of Post from October 2013 to January 2014. Prior to joining Post, Mr. Rode served as Vice President, Corporate Controller of Ralcorp Holdings, Inc., which was a publicly traded consumer products company and the former parent company of Post, from February 2010 to September 2013. Mr. Rode earned his undergraduate degree from the University of Kentucky and his MBA from Northwestern University’s Kellogg School of Management.
Craig L. Rosenthal, age 52, has served as our Chief Legal Officer, Chief Compliance Officer and Secretary since September 2023 and, prior to that, served as our Senior Vice President, General Counsel and Secretary since August 2019. Prior to joining BellRing, Mr. Rosenthal was an attorney at Husch Blackwell LLP from May 2019 to August 2019. From January 2018 to May 2019, while complying with the terms of a non-competition agreement entered into with a previous employer that expired in March 2019, Mr. Rosenthal provided legal counsel regarding business transactions to small businesses and individuals. Mr. Rosenthal served as Senior Vice President-Law and Assistant Secretary at Altice USA, Inc., a publicly traded broadband communications and video services provider, from June 2016 to December 2017. Prior to that, Mr. Rosenthal was Senior Vice President, General Counsel and Secretary at Cequel Communications, LLC dba Suddenlink Communications, a telecommunications and technology company, from 2005 to June 2016, when it was acquired by Altice USA, Inc. Previously, Mr. Rosenthal was an attorney at Husch & Eppenberger LLC (now Husch Blackwell LLP). Mr. Rosenthal earned his undergraduate degree from the University of Missouri-Columbia and juris doctorate from Washington University School of Law.
Robin Singh, age 54, has served as Senior Vice President, Operations of Premier Nutrition, a subsidiary of ours, since March 2019. Prior to joining Premier Nutrition, Mr. Singh held various senior leadership positions at Mondelez International, Inc., a publicly traded multinational snack food company, from 1996 until March 2019, including Vice President of Operations from July 2018 to March 2019, Director of Supply Chain Strategy and Supply Chain Reinvention North America from February 2016 to July 2018, and Director of Supply Planning North America from January 2014 to January 2016. Mr. Singh attended the University of Guelph, Ontario where he received an Honors Bachelor of Science and the Richard Ivey School of Business at the University of Western Ontario where he received a certificate in the Ivey Operations Program.

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
A substantial amount of our net sales is derived from our RTD protein shakes. Sales of our RTD protein shakes represented approximately 79.6% of our net sales in our year ended September 30, 2023. We believe that sales of our RTD protein shakes will continue to constitute a substantial amount of our net sales for the foreseeable future. Our business, financial condition, results of operations and cash flows would be harmed by a decline in the market for our RTD protein shakes, increased competition in the market for those products, disruptions in our ability to produce those products, whether due to manufacturer inability, supply chain failures or otherwise, or our failure or inability to provide sufficient investment to support and market those products as needed to maintain or grow their competitive position or to achieve more widespread market acceptance.
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
Our ability to make, move and sell products in coordination with our suppliers, third-party contract manufacturers and distributors is critical to our success. Damage or disruption to our collective supply, manufacturing or distribution capabilities resulting from weather, freight carrier availability, any potential effects of climate change, natural disaster, pandemics or other outbreaks of contagious diseases, governmental restrictions or mandates, labor shortages, border closures, freight carrier availability, agricultural diseases, fires or evacuations related thereto, explosions, cyber incidents, terrorism, strikes or other labor unrest, repairs or enhancements at facilities manufacturing or delivering our products or other reasons could impair our ability to source inputs or manufacture, sell or timely deliver our products. During fiscal 2021 and 2022, the COVID-19 pandemic impacted our operations, including causing disruptions in our supply chain.
Changes in weather conditions and natural disasters, such as fires, floods, droughts, frosts, hurricanes, earthquakes, tornadoes, insect infestations and plant disease, also may affect the cost and supply of commodities used as raw materials, including milk-based, whey-based and soy-based proteins, protein blends, sweeteners and vitamin and mineral blends. Further, as we rely on a limited number of third-party suppliers to provide certain ingredients and packaging materials, and one supplier for the majority of our milk-based protein, adverse events affecting such suppliers may limit our ability to obtain such raw materials, or alternatives for these raw materials, at competitive prices, or at all. For example, for our year ended September 30, 2023, approximately 53.8% of our Premier Protein RTD shake supply came from our largest third-party contract manufacturer, with approximately 31.9% of our Premier Protein RTD shake supply manufactured at its Joplin, Missouri facility. In addition, production of the RTD protein shakes in the 11 ounce size by our third-party contract manufacturers requires packaging that we currently are sourcing from only one supplier, and equipment that our third-party contract manufacturers are currently sourcing from the same supplier. Our supply of packaging for our 11 ounce RTD protein shakes from this supplier comes primarily from three of its locations. Competitors can be affected differently by weather conditions and natural disasters depending on the location of their suppliers and operations.

We are currently dependent on a limited number of third-party contract manufacturers for the manufacturing of most of our products, including one manufacturer for the majority of our RTD protein shakes. Our business could suffer if we do not continue to contract with key third-party manufacturers or as a result of a third-party contract manufacturer’s inability to produce our products for us in the quantities required, on time or to our specifications.
All of our RTD protein shakes and most of our other products are manufactured by a limited number of independent third-party contract manufacturers. For our year ended September 30, 2023, approximately 53.8% of our Premier Protein RTD shake supply came from a single manufacturer and approximately 31.9% from a single facility of that manufacturer. Although we have added additional third-party contract manufacturers of our Premier Protein RTD shakes to our third-party contract manufacturing network, our number of third-party contract manufacturers is still limited and if one or more of our third-party contract manufacturers is unable to meet our supply requirements, it could have a material adverse impact on our business, financial condition, results of operations and cash flows. In fiscal 2019, a former third-party contract manufacturer that we had expected to produce less than 10% of our RTD protein shakes for that year did not produce as we expected, which resulted in our termination of our agreement with it. Also, if we experience significant increases in demand for our products, as we did beginning in the second quarter of fiscal 2021 through fiscal 2023, we and these third-party contract manufacturers may not be able to obtain in a timely manner the equipment, ingredients or packaging materials required to manufacture our products and allocate sufficient capacity to us in order to meet our requirements, fill our orders in a timely manner or meet our quality standards. Further, as we did in fiscal 2022 and 2023, we may experience operational difficulties with any of these third-party contract manufacturers, such as limitations on production capacity, failure to meet our quantity requirements, including as a result of pandemics or other outbreaks of contagious diseases, increases in manufacturing costs, errors in complying with product specifications, insufficient quality control and failure to meet production deadlines. We have had to limit our stock-keeping units (“SKUs”) and place one or more of our products on allocation. In addition, we rely in part on our third-party contract manufacturers to maintain the quality of our products. The failure or inability of our third-party contract manufacturers to comply with the specifications and requirements of our products could result in product withdrawal or recall, which could materially and adversely affect our reputation and subject us to significant liability should the consumption of any of our products cause or be claimed to cause illness or physical harm. For example, in fiscal 2022, a third-party manufacturer that produced less than 2% of our Premier Protein RTD protein shakes initiated a recall of all products manufactured in one of its facilities, including our Premier Protein RTD protein shakes. The inability of third-party contract manufacturers to ship orders in a timely manner, in desirable quantities or to meet our safety, quality and social compliance standards or regulatory requirements could have a material adverse impact on our business, financial condition, results of operations and cash flows. Additionally, our business could be adversely affected if any of these third parties fail to comply with governmental regulations applicable to the manufacturing of our products or if any of these third parties cease doing business with us or go out of business.
Certain of our relationships with these third parties are subject to minimum volume commitments, whereby the third-party contract manufacturer has committed to produce, and we have committed to purchase, a minimum quantity of product, and we or the contract manufacturer may alternatively pay the other a mostly fixed amount rather than produce or purchase the minimum quantities. Despite the minimum volume commitments, we may nonetheless experience situations where such manufacturers are unable to fulfill their minimum volume obligations under our agreements or cannot produce sufficient amounts of product to meet consumer demand. For example, due to (i) better than expected volume growth for our Premier Protein RTD shakes and Dymatize powders in the second half of fiscal 2021 and in fiscal 2022 and, as to Premier Protein RTD shakes in fiscal 2023, (ii) delays in production and planned incremental production capacity by our third-party contract manufacturer network and (iii) in the case of Dymatize powders, whey protein availability, our customer demand exceeded our available capacity and resulted in Premier Protein RTD shakes and Dymatize powders inventories below acceptable levels during fiscal 2021 and Premier Protein RTD shakes inventories below acceptable levels in fiscal 2022 and into fiscal 2023. If we need to replace an existing third-party contract manufacturer, our products may not be available when required on acceptable terms, or at all. Also, if demand for our products is significantly below our expectations, we may be obligated to pay penalties to our third-party contract manufacturers for failing to purchase contracted minimum purchase quantities.
Our reliance on a limited number of suppliers for certain equipment, ingredients and packaging materials, the price and availability of ingredients and packaging materials, higher freight costs and higher energy costs could negatively impact our business, financial condition, results of operations and cash flows.
We rely on a limited number of third-party suppliers to provide certain equipment, ingredients and packaging materials used in our business. The primary ingredients used in our business include milk-based, whey-based and soy-based proteins, protein blends, sweeteners and vitamin and mineral blends, and one supplier provides the majority of our milk-based protein. The supply and price of these ingredients are subject to market conditions and are influenced by many factors beyond our control, including labor shortages, pandemics or other outbreaks of contagious diseases, animal feed costs, weather patterns affecting ingredient production, governmental programs and regulations, insects, plant diseases and inflation. Our milk-based protein costs have increased and may continue to increase due to factors such as labor shortages, pandemics or other outbreaks of contagious diseases, animal feed costs, weather patterns affecting ingredient production, governmental programs and regulations, insects, plant diseases and inflation. Our primary packaging materials include aseptic foil and plastic lined cardboard cartons, flexible and rigid plastic film and containers, beverage packaging and corrugate. We utilize a sole supplier for the aseptic packaging for, and our third-party contract manufacturers use equipment from the same sole supplier to manufacture, our Premier Protein RTD shakes in the 11 ounce size. Although we maintain relationships with suppliers with the objective of ensuring that we have adequate sources for the supply of such ingredients and packaging materials, increases in demand for such items, both within our industry and in general, can result in shortages and higher costs. Our suppliers may not be able to meet our delivery schedules, we may lose a significant or sole supplier, a supplier may not be able to meet performance and quality specifications and we may not be able to purchase such items at a competitive cost. Further, the supply and price of these inputs are subject to market conditions and are impacted by many factors beyond our control, including labor shortages, pandemics and other outbreaks of contagious diseases weather conditions, natural disasters, governmental programs, regulations and trade and tariff policies, insects, plant diseases, inflation and increased demand. Our freight costs may increase due to factors such as labor shortages, increased fuel costs, limited carrier availability, increased compliance costs associated with new or changing government regulations, pandemics or other outbreaks of contagious diseases and inflation. Higher prices for natural gas, propane, electricity and fuel also may increase our ingredient, production and delivery costs. Historically, the prices of certain of our raw materials, energy and other supplies used in our business have fluctuated widely. In addition, we have experienced shortages of certain of our raw materials, which result in us paying increased costs for such inputs and impact our ability to produce our products.
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
Consumer and customer preferences and behaviors evolve over time due to a variety of factors. The success of our business depends on our ability to identify these changing preferences and behaviors, to distinguish between short-term trends and long-term changes in such preferences and behaviors, and to continue to develop and offer products that appeal to consumers and customers through the sales channels that they prefer. Consumer preference and behavior changes include dietary trends, attention to different nutritional aspects of foods and beverages, acceptance and the use of weight management medication, consumer in-home and on-the-go consumption patterns, preferences for certain sales channels, concerns regarding the health effects of certain foods and beverages, attention to sourcing practices relating to ingredients, animal welfare concerns, environmental concerns regarding packaging and attention to other social and governance aspects of our Company and operations. Several of our customers have announced goals to transition to recyclable, compostable or reusable packaging. These changing preferences and requirements could require us to use specially sourced ingredients and packaging types that may be more difficult to source or entail a higher cost or incremental capital investment which we may not be able to pass on to customers.
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
Emerging science and theories regarding health are constantly evolving, and products or methods of eating once considered healthy may over time become disfavored by consumers or no longer be perceived as healthy. Approaches regarding healthy lifestyles also are the subject of numerous studies and publications, often with differing views and opinions, some of which may be adverse to us. The growing acceptance and use of medication to manage weight could negatively affect the demand for many types of food in general, including our products. In order to respond to new and evolving consumer and customer demands, achieve market acceptance and keep pace with new nutritional, technological and other developments, we must constantly introduce new and innovative products into the market. We may not be successful in developing, introducing on a timely basis or marketing any new or enhanced products, and specifically, the initial sales volumes for new or enhanced products may not reach anticipated levels, we may be required to engage in extensive marketing efforts to promote such products, the costs of developing and promoting such products may exceed our expectations and such products may not perform as expected. Further, certain ingredients used in our products may become negatively perceived by consumers, resulting in decreased demand for our products or reformulation of existing products to remove such ingredients, which may negatively affect taste or other qualities.

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
Maintaining and continually enhancing the value of our brands is critical to the success of our business. Brand value is based in large part on consumer perceptions. Brand value could diminish significantly due to a number of factors, including our products becoming unavailable to consumers, our failure to maintain the quality of our products, the failure of our products to deliver consistently positive consumer experiences, adverse publicity about our or our suppliers’ or third-party contract manufacturers’ business practices, our products, packaging or ingredients, concerns about food safety, real or perceived health concerns regarding our products or consumer perception that we have acted in an irresponsible manner. Consumer demand for our products also may be impacted by changes in the level of advertising or promotional support. We may need to increase our marketing and advertising spending in order to maintain and increase customer and consumer awareness, protect and grow our existing market share or to promote new products, which could impact our business, financial condition, results of operations and cash flows. However, an increase in our marketing and advertising efforts may not maintain our current reputation or lead to an increase in brand awareness. Negative perceptions of the food and beverage industry as a whole, or the convenient nutrition category, may heighten attention from consumers, third parties, the media, governments, stockholders and other stakeholders to such factors and could adversely affect our brand image. The growing use of social and digital media by consumers, us and third parties increases the speed and extent that information or misinformation and opinions can be shared. Negative posts or comments about us, our brands, products or packaging or the food and beverage industry generally on social or digital media (whether factual or not) or security breaches related to use of our social media could seriously damage our brands and reputation. If we do not maintain favorable perceptions of our products and our brands, or if we experience a loss of consumer confidence in our brands, our business, financial condition, results of operations and cash flows could be adversely impacted.
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
Selling food products, beverages and nutritional supplements involves a number of legal and other risks, including contamination, spoilage, degradation, tampering, mislabeling or other adulteration. Additionally, many of the raw materials used to make certain of our products, particularly milk-based protein, are vulnerable to spoilage and contamination by naturally occurring molds and pathogens, such as salmonella, and pests. These pathogens may survive in our products as a result of improper handling by customers or consumers. We do not have control over handling procedures once our products have been shipped for distribution. We may need to recall or withdraw some or all of our products if they become damaged, contaminated, adulterated, mislabeled or misbranded, whether caused by us or someone in our manufacturing or supply chain. For example, in fiscal 2022, a third-party manufacturer that produced less than 2% of our Premier Protein RTD protein shakes initiated a recall of all products manufactured in one of its facilities, including our Premier Protein RTD protein shakes. A recall or withdrawal could result in destruction of product ingredients and inventory, negative publicity, temporary plant closings for us or our third-party contract manufacturers, supply chain interruption, substantial costs of compliance or remediation, fines and increased scrutiny by federal, state and foreign regulatory agencies. New scientific discoveries regarding microbes and food manufacturing may bring additional risks and latent liability. Should consumption of any product cause injury, we may be liable for monetary damages as a result of a judgment against us. In addition, adverse publicity, including claims, whether or not valid, that our products or ingredients are unsafe or of poor quality, may discourage consumers from buying our products or cause production and delivery disruptions. Although we have various insurance programs in place and may have rights to indemnification in certain situations, any of these events or a loss of consumer confidence could have an adverse effect on our business, financial condition, results of operations and cash flows.
Loss of, a significant reduction of purchases by or bankruptcy of a major customer may adversely affect our business, financial condition, results of operations and cash flows.
A limited number of customer accounts represents a large percentage of our combined net sales. Our largest customers, Costco, Walmart and its affiliates (which includes Sam’s Club) and Amazon, accounted for approximately 75.3% of our net sales in our year ended September 30, 2023.
The success of our business depends, in part, on our ability to maintain our level of sales and product distribution through the club, FDM, eCommerce, specialty and convenience channels. The competition to supply products to these high-volume stores is intense. Currently, we do not have material long-term supply agreements with our customers, and our customers frequently reevaluate the products they carry. A decision by our major customers to decrease the amount of product purchased from us, including in response to shifts in consumer purchasing or traffic trends, sell another brand on an exclusive or priority basis or change the manner of doing business with us could reduce our revenues and materially adversely affect our business, financial condition, results of operations and cash flows. Our customers also may offer branded and private label products that compete directly with our products for retail shelf space and consumer purchases. Accordingly, there is a risk that our customers may give higher priority to their own products or to the products of our competitors. In the event of a loss of any of our large customers, a significant reduction of purchases by any of our large customers or the bankruptcy or serious financial difficulty of any of our large customers, our business, financial condition, results of operations and cash flows may be adversely affected.
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
•an outbreak of a contagious disease, which may cause us or our distributors, third-party contract manufacturers, vendors or customers to temporarily suspend our or their respective operations in the affected city or country;
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
We consider our intellectual property rights, particularly our trademarks, but also our patents, trade secrets, know-how and copyrights, to be a significant and valuable asset of our business. We attempt to protect our intellectual property rights through a combination of patent, trademark, copyright and trade secret laws, as well as third-party nondisclosure, confidentiality and assignment agreements and confidentiality provisions in third-party agreements and the policing of third party misuses of our intellectual property. Our failure or inability to obtain or maintain adequate protection of our intellectual property rights, or any change in law or other changes that serve to lessen or remove the current legal protections of intellectual property, may diminish our competitiveness and could materially harm our business. We also are subject to risks associated with protection of our trademarks and other intellectual property licensed to distributors of our products and of our trade secrets to our third-party contract manufacturers. If our licensed distributors or third-party contract manufacturers fail to protect our trademarks, trade secrets and other intellectual property, either intentionally or unintentionally, our business, financial condition, results of operations and cash flows may be adversely affected.
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
Our growth has placed, and we expect that our continued growth may place, a significant demand on our management, personnel, systems and resources. Our continued growth will require an increased investment by us in our third-party manufacturing relationships, personnel, technology, facilities and financial and management systems and controls, including monitoring and assuring our compliance with applicable regulations. We will need to integrate, train and manage a growing employee base. Unless our growth results in an increase in our revenues that is proportionate to the increase in our costs associated with this growth, our operating margins and profitability will be adversely affected. If we fail to effectively manage our growth, our business, financial condition, results of operations and cash flows could be materially harmed.
Technology failures, cybersecurity incidents and corruption of our data privacy protections could disrupt our operations and negatively impact our business.
We rely on information technology networks and systems to process, transmit and store operating and financial information, to manage and support a variety of business processes and activities and to comply with regulatory, legal and tax requirements. We also depend upon our information technology infrastructure for digital marketing activities and for electronic communications among our locations, personnel, customers, third-party contract manufacturers and suppliers. The importance of such networks and systems has increased as a greater number of our employees work remotely all or part of the time. Our and our third-party manufacturing and distribution facilities and inventory management utilize information technology to increase efficiencies and control costs. Our and our third-party vendors’ information technology systems may be vulnerable to a variety of invasions, interruptions or malfunctions due to events beyond our or their control, including, but not limited to, natural disasters, terrorist attacks, telecommunications failures, power outages, computer viruses, ransomware and malware, hardware or software failures, cybersecurity incidents, hackers and other causes. Such invasions, interruptions or malfunctions could negatively impact our business.
If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology infrastructure and to maintain and protect the related automated and manual control processes, or if one of our third-party service providers fails to provide the services we require, we could be subject to billing and collection errors, business disruptions or damage resulting from such events, particularly material security breaches and cybersecurity incidents. Cyberattacks and other cyber incidents are occurring more frequently, are constantly evolving in nature, are becoming more sophisticated and are being made by groups and individuals (including criminal hackers, hacktivists, state-sponsored institutions, terrorist organizations and individuals or groups participating in organized crime) with a wide range of expertise and motives (including monetization of corporate, payment or other internal or personal data, theft of trade secrets and intellectual property for competitive advantage and leverage for political, social, economic and environmental reasons).
If any of our significant information technology systems suffers severe damage, disruption or shutdown, including by malicious or unintentional actions of contractors or employees or by cyber or ransomware attacks, and our business continuity plans do not effectively resolve the issues in a timely manner, our product sales, financial condition, results of operations and cash flows may be materially and adversely affected, and we could experience delays in reporting our financial results. In addition, there is a risk of business interruption, litigation and reputational damage from leaks of confidential or personal information. While we have insurance programs in place related to these matters, the potential liabilities associated with such events, or those that could arise in the future, could be excluded from coverage or, if covered, could exceed the coverage provided by such programs. Although we have not detected a material security breach or cybersecurity incident to date, we have been the target of events of this nature and expect them to continue.

We also are subject to an evolving body of federal, state and foreign laws, regulations, guidelines and principles regarding data privacy, data protection and data security. Several states as well as foreign governments have laws and regulations regulating how businesses collect, use and protect personal information obtained from their data subjects, including the General Data Protection Regulation, the E.U.’s retained version of General Data Protection Regulation, and the California Consumer Privacy Act, as amended by the California Privacy Rights Act, and we could incur substantial fines, other penalties or litigation related to violations of such laws and regulations.
Climate change, or legal or market measures to address climate change, may negatively affect our business, reputation and operations.
There is growing concern that carbon dioxide and other greenhouse gases in the atmosphere may have an adverse impact on global temperatures, weather patterns and the frequency and severity of extreme weather and natural disasters. If any of these climate changes has a negative effect on agricultural productivity, we may be subject to decreased availability or less favorable pricing for certain commodities that are necessary for our products, such as milk-based, whey-based and soy-based proteins, protein blends, sweeteners and vitamin and mineral blends. In addition, increases in the frequency and severity of extreme weather and natural disasters may result in damage and disruptions to our manufacturing operations and distribution channels or our third-party contract manufacturers’ operations, particularly where a product is primarily sourced from a single location. Also, the impacts of these climate changes may cause unpredictable water availability or exacerbate water scarcity. Water is critical to our business, and the lack of available water of acceptable quality may lead to, among other things, adverse effects on our operations. The increasing concern over climate change and related environmental sustainability matters also may result in more federal, state, local and foreign legal requirements to reduce or mitigate the effects of greenhouse gases or conserve and replenish water. If such laws are enacted, we may experience significant increases in our costs of operation and delivery. Further, our business could be adversely affected if we are unable to effectively address increased concerns from the media, stockholders and other stakeholders on climate change and related environmental sustainability and governance matters. In addition, any failure to achieve goals we may set with respect to reducing our impact on the environment or perception of a failure to act responsibly with respect to the environment can lead to adverse publicity, which could damage our reputation. As a result, climate change could negatively affect our business, financial condition, results of operations and cash flows.
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
Financial and Economic Risks
We have substantial debt, which could have a negative impact on our financing options and liquidity position and which could adversely affect our business.
We have a significant amount of debt. As of September 30, 2023, we had $865.0 million in aggregate principal amount of total debt. Additionally, our secured revolving credit facility has a remaining borrowing capacity of $225.0 million as of September 30, 2023 (all of which would be secured when drawn).

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
Our ability to meet expenses and debt service obligations will depend on our future performance, which will be affected by financial, business, economic and other factors, including the impact of pandemics and other outbreaks of contagious diseases, potential changes in consumer and customer preferences and behaviors, the success of product and marketing innovation and pressure from competitors. If we do not generate enough cash to pay our debt service obligations, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or issue additional equity.
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
Various risks, uncertainties and events beyond our control, including the impact of pandemics and other outbreaks of contagious diseases, could affect our ability to comply with these restrictions and covenants. Failure to comply with any of the restrictions and covenants in our existing or future financing arrangements could result in a default under those arrangements and under other arrangements that may contain cross-default provisions. Our credit agreement contains a covenant that requires us to maintain a total net leverage ratio (as defined in our credit agreement) not to exceed 6.00:1.00, as measured as of the last day of each fiscal quarter. A default would permit lenders to accelerate the maturity of the debt under these arrangements and to foreclose upon any collateral securing the debt. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations. In addition, the limitations imposed by financing agreements on our ability to incur additional debt and to take other actions might significantly impair our ability to obtain other financing.

To service indebtedness and fund other cash needs, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.
Our ability to pay principal and interest on our debt obligations and to fund any planned capital expenditures and other cash needs will depend in part upon the future financial and operating performance of our subsidiaries and upon our ability to renew or refinance borrowings. Prevailing economic conditions and financial, business, our future financial and operating performance, competitive, legislative, regulatory and other factors, many of which are beyond our control, including the impact of pandemics and other outbreaks of contagious diseases, will affect our ability to make these payments.
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
Uncertain or unfavorable economic conditions, including during periods of high inflation, recessions or other economic disruption, could limit consumer and customer demand for our products, increase our costs or otherwise adversely affect us.
The willingness of consumers to purchase our products depends in part on general or local economic conditions and consumers’ discretionary spending habits. For instance in fiscal 2022 and fiscal 2023, the U.S. experienced significantly heightened inflationary pressures. In periods of adverse or uncertain economic conditions, including during periods of high inflation or recession concerns, consumers may purchase less of our products, purchase more value or private label products or may forgo certain purchases altogether. In addition, our customers may seek to reduce their inventories in response to those economic conditions. In those circumstances, we could experience a reduction in sales. Further, during economic downturns, it may be more difficult to convince consumers to switch to, or continue to use, our brands or convince new users to choose our brands without expensive sampling programs and price promotions. Also, as a result of economic conditions, we may be unable to raise our prices sufficiently to protect profit margins. We experienced inflationary headwinds across our business during fiscal 2022 and fiscal 2023, and we expect certain inflationary pressures to continue into fiscal 2024. This trend could have a materially adverse impact in the future if inflation rates were to significantly exceed our ability to achieve price increases or cost savings. Further, uncertain or unfavorable economic conditions, has and could continue to negatively impact the financial stability of our customers or suppliers, which could lead to increased uncollectible receivables or non-performance. Current global geopolitical tensions, including related to Ukraine and Israel and the Middle East, may exacerbate any economic downturn and inflation. Any of these events could have an adverse effect on our business, financial condition, results of operations and cash flows.
Increases in interest rates may negatively affect our earnings.
As of September 30, 2023, the aggregate principal amount of our debt instruments with exposure to interest rate risk was $25.0 million. Higher interest rates will increase the cost of servicing our financial instruments with exposure to interest rate risk and could materially reduce our profitability and cash flows.
In addition, the discontinuation, replacement or reform of the London Interbank Offered Rate (“LIBOR”) could affect interest rates and financing costs. LIBOR was discontinued effective June 2023. Our credit agreement provides for relatively new benchmarks or references for determining interest rates, including the Secured Overnight Financing Rate (“SOFR”) and the Sterling Overnight Index Average (“SONIA”). It is unclear, however, if alternative rates or benchmarks, such as SOFR and SONIA, will be widely adopted, and this uncertainty may impact the liquidity of the SOFR and SONIA loan markets. The new rates may not be as favorable to us as those in effect prior to the discontinuation of LIBOR, and these new rates may be more volatile. Also, there may be uncertainty as to the nature of alternative reference rates or as to the calculation of the applicable interest rate or payment amounts under the terms of an agreement or instrument that utilizes such rate or benchmark. While we do not expect the transition from LIBOR and the risks related thereto to have a material adverse effect on us, it remains uncertain at this time.
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
U.S. and global credit markets have, from time to time, experienced significant dislocations and liquidity disruptions which caused the spreads on prospective debt financings to widen considerably. These circumstances materially impacted liquidity in the debt markets, making financing terms for borrowers less attractive and in certain cases resulted in the unavailability of certain types of debt financing. In fiscal 2023, the U.S. experienced significantly heightened inflationary pressures and we expect certain inflationary pressures to continue into fiscal 2024. This and other events affecting the credit markets also have had, and may in the future have, an adverse effect on other financial markets in the U.S., which may make it more difficult or costly for us to raise capital through the issuance of common stock or other equity securities or refinance our existing debt, sell our assets or borrow money, if necessary. Our business also could be negatively impacted if our suppliers or customers experience disruptions resulting from tighter capital and credit markets or a slowdown in the general economy. Any of these risks could impair our ability to fund our operations or limit our ability to expand our business or increase our interest expense, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Impairment in the carrying value of intangible assets could negatively impact our financial condition and results of operations. If our goodwill or other intangible assets become impaired, we will be required to record impairment charges, which may be significant.
Our balance sheet includes intangible assets, including goodwill, trademarks, trade names, customer relationships and other acquired intangibles. Goodwill is expected to contribute indefinitely to our cash flows and is not amortized. Our management reviews it for impairment on an annual basis or whenever events or changes in circumstances indicate that its carrying value may be impaired. Impairments to intangible assets may be caused by factors outside of our control, such as increasing competitive pricing pressures, lower than expected revenue and profit growth rates, changes in industry earnings before interest, taxes, depreciation and amortization (“EBITDA”) and revenue multiples, changes in discount rates based on changes in cost of capital (interest rates, etc.) or the loss or bankruptcy of a significant customer. These factors, along with other internal and external factors, could have a significant negative impact on our fair value determination, which could then result in a material impairment charge recorded in our results of operations. No impairments were recorded in the years ended September 30, 2023, 2022 and 2021. However, we could have impairments in the future.
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
Prior to our IPO, our business had historically used some of Post’s corporate infrastructure and services to support our business functions. The expenses related to establishing and maintaining this infrastructure had been spread across all of Post’s businesses and charged to us on a cost-allocation basis. The services historically provided to us by Post included, but were not limited to, finance, information technology, legal, human resources, quality, supply chain and purchasing functions. Following our IPO, we continued to receive some of these services pursuant to a master services agreement with Post, and in connection with the Spin-off, we, Post, Old BellRing and BellRing LLC entered into an amended and restated master services agreement, which was further amended in fiscal 2023. Under the amended and restated master services agreement, Post continues to provide certain of the above described services, and, in general, the services to be provided by Post will continue for the periods specified in the amended and restated master services agreement, but not past March 2026, subject to any subsequent extension or earlier termination as agreed to by the parties. There can be no assurance that all of the functions provided to us by Post under the amended and restated master services agreement will be successfully executed by Post or that we will not have to expend significant efforts or costs materially in excess of those estimated in the master services agreement. Any interruption in these services could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, upon termination of the amended and restated master services agreement, we will need to perform these functions ourselves or hire third parties to perform these functions on our behalf.
Actual operating results may differ significantly from our guidance and our forward-looking statements.
From time to time, we release guidance regarding our future performance. This guidance, which consists of forward-looking statements, is prepared by our management and is qualified by, and subject to, the assumptions and the other information contained or referred to in such release and the factors described under “Cautionary Statement on Forward-Looking Statements” in our current and periodic reports filed with the SEC. Our guidance is not prepared with a view toward compliance with published guidelines of the American Institute of Certified Public Accountants, and neither our independent registered public accounting firm nor any other independent expert or outside party has audited, reviewed, examined, compiled or applied agreed upon procedures with respect to the guidance and, accordingly, no such person expresses any opinion or any other form of assurance with respect thereto. The independent registered public accounting firm report included in this document relates to our historical financial statements. It does not extend to any guidance and should not be read to do so.
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
Risks Related to Our Relationship with Post
We have overlapping directors and management with Post, which may lead to conflicting interests or the appearance of conflicting interests.
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
These provisions in our certificate of incorporation will cease to apply at such time as none of the directors, officers, employees, agents or affiliates of Post serve as our directors, officers, managers, employees or agents. The corporate opportunity provision may exacerbate conflicts of interest between Post and us because the provision effectively permits one of our directors, officers, managers, employees or agents who also serves as a director, officer, employee, agent or affiliate of Post or its affiliates to choose to direct a corporate opportunity to Post or its affiliates instead of to us.
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
The completion of the Spin-off by Post was conditioned on the receipt by Post of an opinion of a nationally recognized accounting firm or law firm (the “distribution tax counsel” and, together with BellRing tax counsel, “tax counsel”) to the effect that the Separation, together with certain contributions made by Post to us, should qualify as a tax-free “reorganization” within the meaning of Sections 368(a) and 355 of the Internal Revenue Code (the “Code”) and the Distribution should qualify as a tax-free distribution eligible for nonrecognition within the meaning of Sections 355 and 361 of the Code. The completion of the Spin-off was also conditioned on the receipt by us of an opinion of BellRing Tax Counsel to the effect that the merger of Merger Sub with and into Old BellRing qualified as a “reorganization” within the meaning of Section 368(a) of the Code or, alternatively, as a transaction qualifying for nonrecognition of gain and loss under Section 351 of the Code. An opinion of tax counsel is not binding on the IRS. Accordingly, the IRS may reach conclusions with respect to the distribution that are different from the conclusions reached in the opinions, and any such differing conclusions may result in U.S. federal income tax liability. The opinions will be based on certain factual statements and representations, which, if incomplete or untrue in any material respect, could alter tax counsel’s conclusions. We are not aware of any facts or circumstances that would cause any such factual statements or the opinion of tax counsel to be incomplete or untrue.
If all or a portion of the Spin-off does not qualify as a tax-free transaction for any reason, including because any of the factual statements or representations in the legal opinions are incomplete or untrue, Post may recognize a substantial gain for U.S. federal income tax purposes, and we may incur indemnification or other liabilities to Post as a result.
Even if the Distribution otherwise qualifies as a tax-free transaction for U.S. federal income tax purposes, the Distribution will be taxable to Post (but not to Post shareholders) pursuant to Section 355(e) of the Code if there are (or have been) one or more acquisitions (including issuances), directly or indirectly (including through acquisitions of such stock after the completion of the Transactions), of our stock or the stock of Post, representing 50 percent or more, measured by vote or value, of the stock of any such corporation and the acquisition or acquisitions are deemed to be part of a plan or series of related transactions that include the Distribution. The process for determining whether an acquisition is part of a plan under these rules is complex, inherently factual in nature, and subject to a comprehensive analysis of the facts and circumstances of the particular case. In general, any acquisition of our common stock within two years before or after the Distribution (with exceptions, including public trading by less-than-5 percent stockholders and certain compensatory stock issuances) generally will be presumed to be part of such a plan unless that presumption is rebutted. The resulting tax liability would be substantial.
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
Legal and Regulatory Risks
Violations of laws or regulations by us or our third-party contract manufacturers, as well as new laws or regulations or changes to existing laws or regulations, could adversely affect our business.
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
Governmental regulations also affect taxes and levies, tariffs, import and export restrictions, healthcare costs, energy usage, data privacy and immigration and labor issues, any or all of which may have a direct or indirect effect on our business or the businesses of our customers, suppliers or third-party contract manufacturers. In addition, we could be the target of claims relating to alleged false or deceptive advertising under federal, state and foreign laws and regulations. We also may be impacted by changes to administrative policies, such as business restrictions, tariffs and trade agreements, in markets in which we manufacture, sell or distribute our products.
The impact of current laws and regulations, changes in, or changes in interpretations of, these laws or regulations or the introduction of new laws or regulations could increase the costs of doing business for us or our customers or suppliers or third-party contract manufacturers, causing our business, financial condition, results of operations and cash flows to be adversely affected. Further, if we are found to be out of compliance with applicable laws and regulations in these areas, we could be subject to civil remedies, including fines, revocations of required licenses, detention, seizure, injunctions or recalls, as well as potential criminal sanctions, any or all of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
We also may be impacted by changes to administrative policies, such as business restrictions, tariffs and trade agreements, in markets in which we or our third-party contract manufacturers manufacture, sell or distribute our products.
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
We are, or may become, party to various lawsuits and claims arising in the normal course of business, which may include lawsuits or claims relating to contracts, third-party contract manufacturers, intellectual property infringement, product recalls, product liability, false or deceptive advertising, employment matters, environmental matters or other aspects of our business. There has been a recent increase in lawsuits filed against food and beverage companies alleging deceptive advertising and labeling. In addition, actions we have taken or may take, or decisions we have made or may make, may result in legal claims or litigation against us. Negative publicity resulting from allegations made in lawsuits or claims asserted against us, whether or not valid, may adversely affect our reputation. In addition, we may be required to pay damage awards or settlements, become subject to injunctions or other equitable remedies, be required to modify our business processes, practices or products or be required to stop selling certain of our products. For instance, one of our operating subsidiaries, Premier Nutrition, LLC, is a defendant in several class action lawsuits related to its Joint Juice product, which it discontinued in the first quarter of fiscal 2023. At September 30, 2023, we had accrued $21.0 million related to these matters. In addition, intellectual property infringement litigation or claims could cause us to cease making, licensing or using products that incorporate the challenged intellectual property, require us to redesign or rebrand our products or packaging, if feasible, or require us to enter into royalty or licensing agreements in order to obtain the right to use a third party’s intellectual property. Any or all of these consequences could have a material adverse effect on our financial condition, results of operations and cash flows. The outcome of litigation is often difficult to predict, and the outcome of pending or future litigation may have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
We and our contract manufacturers and other vendors and suppliers are subject to extensive federal, state, local and foreign laws and regulations relating to the protection of human health and the environment, including those limiting the discharge and release of pollutants into the environment and those regulating the transport, storage, disposal and remediation of, and exposure to, solid and hazardous wastes. Certain environmental laws and regulations can impose joint and several liability without regard to fault on responsible parties, including past and present owners and operators of sites, related to cleaning up sites at which hazardous materials were disposed of or released. Failure to comply with environmental laws and regulations could result in severe fines and penalties by governments or courts of law. In addition, future laws may more stringently regulate the emission of greenhouse gases, particularly carbon dioxide and methane.
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
General Risks
Changes in tax laws may adversely affect us, and the IRS or a court may disagree with our tax positions, which may result in adverse effects on our business, financial condition, results of operations and cash flows.
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
We may not be able to operate successfully if we are unable to recruit, hire, retain and develop key personnel and a qualified and diverse workforce. In addition, temporary workforce disruptions or the inability of our employees to safely perform their jobs for any reason, including as a result of illness, could adversely impact our business, financial condition, results of operations and cash flows.
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
Our business is dependent upon our employees being able to safely perform their jobs. If we experience workforce disruptions or periods where our employees are unable to safely perform their jobs for any reason, including as a result of illness or restrictions put in place by governmental authorities, our business, financial condition, results of operations and cash flows could be adversely affected.
Increases in labor-related costs, including costs of medical and other employee health and welfare benefits, may reduce our profitability.
Inflationary pressures and shortages in the labor market have increased, and could continue to increase, our labor costs, which could negatively impact our profitability. With approximately 420 employees as of November 1, 2023, our profitability may be substantially affected by costs of medical and other health and welfare benefits for these employees. Although we try to control these costs, they can vary because of changes in healthcare laws and claims experience, which have the potential to increase the cost of providing medical and other employee health and welfare benefits. Any substantial increase could negatively affect our profitability.
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
The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation to meet the detailed standards under the rules. During the course of its testing, our management may identify material weaknesses or significant deficiencies which may not be remedied in time to meet the deadlines imposed by SOX and SEC rules. If our management cannot favorably assess the effectiveness of our internal control over financial reporting or our independent registered public accounting firm identifies material weaknesses in our internal controls, investor confidence in our financial results may weaken and the price of our common stock may suffer. In addition, in the event we do not maintain effective internal control over financial reporting, we might fail to timely prevent or detect potential financial misstatements. As of September 30, 2023, management determined that our internal control over financial reporting was effective.

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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 1C.    CYBERSECURITY
Not applicable.
ITEM 2.    PROPERTIES
Post provides us space for our principal executive offices in St. Louis, Missouri pursuant to the MSA among BellRing Inc., BellRing LLC, BellRing Intermediate Holdings, Inc. and Post. Our other administrative offices, as well as the warehousing, distribution and research and development facilities of our principal operations, are described below. While our products are primarily manufactured by third-party contract manufacturers, we also own one manufacturing facility. For additional information regarding our third party manufacturing network, see “Business - Supply Chain” in Item 1 of this report.
We lease a research and development facility and administrative office in Emeryville, California. We also lease administrative offices in Dallas, Texas; Rogers, Arkansas; Munich, Germany and Worb, Switzerland. Through third-party logistics firms, we lease warehouse space in Tagelswangen, Switzerland and a distribution center with warehouse space in Kleve, Germany. We also manufacture protein and energy bars and gels and conduct research and development through an owned facility in Voerde, Germany. Management believes our facilities generally are in good operating condition. In conjunction with our arrangements with third-party contract manufacturers, management believes, taken as a whole, our facilities generally are suitable, adequate and of sufficient capacity for our current operations. See “Risk Factors” included in Item 1A of this report for more information about our supply chain.
ITEM 3.    LEGAL PROCEEDINGS
The information required under this Item 3 is set forth in Note 14 within “Notes to Consolidated Financial Statements” included in Part II, Item 8 of this report and is incorporated herein by this reference. For disclosure of environmental proceedings with a governmental entity as a party pursuant to Item 103(c)(3)(iii) of Regulation S-K, the Company has elected to disclose matters where the Company reasonably believes such proceeding would result in monetary sanctions, exclusive of interest and costs, of $1.0 million or more. Applying this threshold, there are no such environmental proceedings pending as of the filing date of this report or that were resolved during the three months ended September 30, 2023.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for Common Stock
Prior to March 10, 2022, our Class A common stock, $0.01 par value per share (“Old BellRing Class A Common Stock”) was traded on the New York Stock Exchange (the “NYSE”) under the trading symbol “BRBR.” On March 10, 2022, the outstanding shares of our Old BellRing Class A Common Stock were converted into BellRing common stock, $0.01 par value per share (“BellRing Common Stock”) and continued to trade on the NYSE under the trading symbol “BRBR”. For additional information, refer to Note 1 within “Notes to Consolidated Financial Statements” in Item 8 of this report. There were approximately 4,131 stockholders of record of our BellRing Common Stock as of November 14, 2023.
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
Issuer Purchases of Equity Securities
The following table sets forth information with respect to repurchases of shares of our BellRing Common Stock during the three months ended September 30, 2023 and our BellRing Common Stock repurchase authorization.

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (b)
July 1, 2023 - July 31, 2023	—	$—	—	$31,000,428
August 1, 2023 - August 31, 2023	133,487	$38.58	133,487	$25,850,718
September 1, 2023 - September 30, 2023	67,543	$40.42	67,543	$23,120,318
Total	201,030	$39.20	201,030	$23,120,318
(a)Does not include broker’s commissions or accrued excise tax.
(b)On May 3, 2023, the Company’s Board of Directors approved an $80,000,000 repurchase authorization (the “Authorization”) with respect to shares of BellRing Common Stock effective May 3, 2023. The Authorization expires on May 3, 2025. Repurchases may be made from time to time in the open market, private purchases, through forward, derivative, alternative, accelerated repurchase or automatic purchase transactions, or otherwise.

Performance Graph
The following performance graph compares the changes for the period beginning October 17, 2019, the first day our common stock began trading on the NYSE, through September 29, 2023 in the cumulative total value of $100 hypothetically invested in each of (i) our publically traded common stock (which included Old BellRing Class A Common Stock prior to March 10, 2022 and BellRing Common Stock subsequent to March 10, 2022); (ii) the Russell 2000 index; and (iii) the S&P 1500 Packaged Foods & Meats Index.

COMPARISON OF CUMULATIVE TOTAL RETURN *
Among BellRing Brands, Inc., the Russell 2000 Index and the S&P 1500 Packaged Foods & Meats Index

$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
Oct 17, 2019
Sep 30, 2020
Sep 30, 2021
Sep 30, 2022
Sep 29, 2023
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
Performance Graph Data

	BellRing Brands, Inc. ($)	Russell 2000 Index ($)	S&P 1500 Packaged Foods & Meats Index ($)
10/17/2019	100.00	100.00	100.00
9/30/2020	125.70	99.13	106.21
9/30/2021	186.36	146.36	112.18
9/30/2022	139.27	111.93	118.20
9/29/2023	278.62	121.86	121.02
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
The following should be read in conjunction with the discussion and analysis of our fiscal 2022 results compared to our fiscal 2021 results, including any related discussion of fiscal 2021 results and activity, which can be found in Item 7 of Part II under the title “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended September 30, 2022, and such discussion and analysis is incorporated by reference herein.
OVERVIEW
On October 21, 2019, BellRing Intermediate Holdings, Inc. (formerly known as BellRing Brands, Inc.) (“Old BellRing”) closed its initial public offering (the “IPO”) of 39.4 million shares of its Class A common stock, $0.01 par value per share (“Old BellRing Class A Common Stock”) and contributed the net proceeds from the IPO to BellRing Brands, LLC, a Delaware limited liability company and subsidiary of Old BellRing (“BellRing LLC”), in exchange for 39.4 million BellRing LLC non-voting membership units (the “BellRing LLC units”). As a result of the IPO and certain other transactions completed in connection with the IPO (the “formation transactions”), BellRing LLC became the holding company for the active nutrition business of Post Holdings, Inc. (“Post”). Old BellRing, as a holding company, had no material assets other than its ownership of BellRing LLC units and its indirect interests in the subsidiaries of BellRing LLC and had no independent means of generating revenue or cash flow. The members of BellRing LLC were Post and Old BellRing.
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
Immediately following the Spin-off, Post owned 19.4 million shares, or 14.2%, of BellRing Common Stock, which did not represent a controlling interest in BellRing. As a result of the Spin-off, the dual class voting structure in the BellRing business was eliminated.
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

On November 25, 2022, Post transferred its remaining 4.6 million shares of BellRing Common Stock to certain financial institutions in satisfaction of term loan obligations of Post. In connection with this transaction, BellRing repurchased 0.9 million of the transferred shares from certain of the financial institutions. Post had no ownership of BellRing Common Stock as of September 30, 2023.
BellRing incurred separation-related expenses in connection with its separation from Post of $0.7 million and $14.5 million during the years ended September 30, 2023 and 2022, respectively. These expenses generally included third-party costs for advisory services, fees charged by other service providers and government filing fees and were included in “Selling, general and administrative expenses” in the Consolidated Statements of Operations.
The terms “BellRing,” “we,” “our,” “us,” “the Company” or “our Company” generally refer to Old BellRing and its consolidated subsidiaries during the periods prior to the Spin-off and to us and our consolidated subsidiaries during the periods subsequent to the Spin-off unless otherwise stated or context otherwise indicates. The term “Common Stock” generally refers to Old BellRing Class A Common Stock and Old BellRing Class B Common Stock during the periods prior to the Spin-off and to BellRing Common Stock during the periods subsequent to the Spin-off. The term “Net earnings available to common stockholders” generally refers to net earnings available to Old BellRing Class A common stockholders during the periods prior to the Spin-off and to net earnings available to BellRing common stockholders during the periods subsequent to the Spin-off.
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
•supply chain challenges, including labor shortages and equipment delays, which have delayed capacity expansion across the broader third-party aseptic processing contract manufacturer network and are expected to continue into fiscal 2024; and
•inflationary pressures (see “Market Trends” below for information).
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
Market Trends
During fiscal 2023 and 2022, input cost inflation, including raw material, packaging and manufacturing costs, impacted our supply chain and put downward pressure on profit margins. As a result, we have taken pricing actions on nearly all products. We expect inflationary pressures on protein costs to ease in fiscal 2024, while other costs, such as packaging and manufacturing, to continue to face inflationary pressures in fiscal 2024. Inflation could have a materially adverse impact on our business in the future if inflation rates were to significantly exceed our ability to achieve price increases or cost savings or if such price increases impact demand for our products.

For additional discussion, refer to “Liquidity and Capital Resources” within this section, as well as “Cautionary Statement on Forward-Looking Statements”on page 1 of this report and “Risk Factors” in Part I of this report.
Items Affecting Comparability
During the years ended September 30, 2023 and 2022, net sales and/or operating profit were impacted by the following items:
•accelerated amortization expense of $7.1 million for the year ended September 30, 2023 related to the discontinuance of the PowerBar business in North America;
•separation-related expenses in connection with our separation from Post of $0.7 million and $14.5 million for the years ended September 30, 2023 and 2022, respectively; and
•$5.0 million and $8.0 million of expense for the years ended September 30, 2023 and 2022, respectively, related to provisions for legal matters. For additional information, refer to Note 14 within “Notes to Consolidated Financial Statements” in Item 8 of this report.
For further discussion, refer to “Results of Operations” within this section.
RESULTS OF OPERATIONS

	Year Ended September 30,		Change in
dollars in millions	2023	2022	Dollars	Percentage
Net Sales	$1,666.8	$1,371.5	$295.3	22%

Operating Profit	$287.3	$212.4	$74.9	35%
Interest expense, net	66.9	49.2	17.7	36%
Loss on extinguishment and refinancing of debt, net	—	17.6	(17.6)	(100)%
Income tax expense	54.9	29.6	25.3	85%
Less: Net earnings attributable to redeemable noncontrolling interest	—	33.7	(33.7)	(100)%
Net Earnings Available to Common Stockholders	$165.5	$82.3	$83.2	101%
Net Sales
Net sales increased $295.3 million, or 22%, during the year ended September 30, 2023 compared to the prior year. Sales of Premier Protein products were up $275.7 million, or 25%, on 11% higher volumes. Average net selling prices increased in the year ended September 30, 2023 due to targeted price increases taken to mitigate inflation. Volumes increased due to higher production, distribution gains and the reintroduction of certain RTD shake flavors. Sales of Dymatize products were up $22.8 million, or 11%, primarily driven by higher average net selling prices. Average net selling prices increased in the year ended September 30, 2023 due to targeted price increases, partially offset by increased promotional spending. In addition, Dymatize volumes increased 4% primarily driven by distribution gains. Sales of all other products were down $3.2 million.
Operating Profit
Operating profit increased $74.9 million, or 35%, during the year ended September 30, 2023 compared to the prior year. This increase was primarily driven by higher net sales, as previously discussed, and $13.8 million of lower costs related to the separation from Post. These positive impacts were partially offset by higher net product costs of $87.3 million primarily driven by unfavorable raw material and manufacturing costs, slightly offset by lower freight costs. In addition, we incurred the following higher expenses; (i) advertising expenses of $18.3 million, (ii) employee-related expenses of $9.2 million, (iii) professional fees of $8.3 million, and (iv) accelerated amortization expense of $7.1 million related to the discontinuance of the PowerBar business in North America.
Interest Expense, Net
Interest expense, net increased $17.7 million during the year ended September 30, 2023 compared to the prior year. This increase was primarily due to higher average outstanding principal amounts of debt, primarily resulting from the Spin-off, and a higher weighted-average interest rate compared to the prior year. The weighted-average interest rate on our total outstanding debt increased to 7.2% for the year ended September 30, 2023 from 6.2% for the year ended September 30, 2022, primarily driven by the issuance of our 7.00% Senior Notes during the second quarter of fiscal 2022. See Note 13 within “Notes to Consolidated Financial Statements” for additional information on our debt.

Loss on Extinguishment and Refinancing of Debt, Net
During the year ended September 30, 2022, we recognized a $17.6 million loss related to the termination of our Old Credit Agreement (as defined in “Liquidity and Capital Resources”). This loss included (i) a $6.9 million write-off of unamortized discounts and debt extinguishment fees, (ii) a $6.1 million write-off of unamortized net hedging losses recorded within accumulated other comprehensive income or loss related to the Term B Facility (as defined in “Liquidity and Capital Resources”) and (iii) a $4.6 million write-off of debt issuance costs and deferred financing fees. See Note 13 within “Notes to Consolidated Financial Statements” for additional information on our debt.
Income Tax Expense
Our effective income tax rate for fiscal 2023 was 24.9% compared to 20.3% for fiscal 2022. The following table presents the reconciliation of income tax expense with amounts computed at the United States (“U.S.”) federal statutory tax rate.

	Year Ended September 30,
dollars in millions	2023	2022
Computed tax at federal statutory rate (21%)	$46.3	$30.6
Income tax expense attributable to redeemable noncontrolling interest	—	(7.6)
State income taxes, net of effect on federal tax	8.4	4.7
Transaction costs	—	2.0
Other, net (none in excess of 5% of computed tax)	0.2	(0.1)
Income tax expense	$54.9	$29.6
The increase in our effective income tax rate for fiscal 2023 compared to the prior year was primarily due to us reporting 100% of the income, gain, loss and deduction of BellRing LLC in the periods subsequent to the Spin-off, partially offset by higher separation-related expenses incurred in connection with the Spin-off in the prior year that were treated as non-deductible.
LIQUIDITY AND CAPITAL RESOURCES
On March 10, 2022, in connection with the Transaction Agreement, we issued the 7.00% Senior Notes to Post as partial non-cash consideration for the Contribution in connection with the Distribution. Post subsequently delivered the 7.00% Senior Notes to certain financial institutions in satisfaction of term loan obligations of Post in an equal principal amount.
On March 10, 2022, in connection with the Transaction Agreement, we entered into a credit agreement (as amended, the “Credit Agreement”), which provides for a revolving credit facility in an aggregate principal amount of $250.0 million (the “Revolving Credit Facility”), with commitments to be made available to us in U.S. Dollars, Euros and United Kingdom Pounds Sterling. The outstanding amounts under the Credit Agreement must be repaid on or before March 10, 2027.
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
During the years ended September 30, 2023 and 2022, we borrowed $115.0 million and $164.0 million, respectively, under the Revolving Credit Facility and repaid $189.0 million and $65.0 million, respectively, under the Revolving Credit Facility. We had $225.0 million and $151.0 million of borrowing capacity as of September 30, 2023 and 2022, respectively. There were no outstanding letters of credit under the Revolving Credit Facility as of September 30, 2023 or 2022. Subsequent to September 30, 2023, we repaid an additional $25.0 million under the Revolving Credit Facility, which reduced the outstanding borrowings under the Revolving Credit Facility to zero.
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
During the year ended September 30, 2023, we repurchased 4.2 million shares of BellRing Common Stock at an average share price of $29.56 per share and at a total cost, including accrued excise tax and broker’s commissions, of $126.3 million.

During the year ended September 30, 2022, prior to the Spin-Off, we repurchased 0.8 million shares of Old BellRing Class A Common Stock at an average share price of $23.34 per share and at a total cost, including broker’s commissions, of $18.1 million. In connection with the Spin-off, 0.8 million shares of Old BellRing Class A Common Stock held in treasury stock immediately prior to the Merger effective time were cancelled pursuant to the Transaction Agreement. During the year ended September 30, 2022, subsequent to the Spin-off, we repurchased 1.1 million shares of BellRing Common Stock at an average share price of $23.17 per share and at a total cost, including broker’s commissions, of $24.7 million.
For additional information on the Spin-off, Credit Agreement and share repurchases, see Notes 1, 13 and 16 within “Notes to Consolidated Financial Statements.”
Sources and Uses of Cash
We expect to generate positive cash flows from operations and believe our cash on hand, cash flows from operations and possible future credit facilities will be sufficient to satisfy our future working capital requirements, purchase commitments, research and development activities, debt repayments (including interest payments), share repurchases and other financing requirements for the foreseeable future. We are currently not aware of any trends or demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, our liquidity increasing or decreasing in any material way that will impact meeting our capital needs during or beyond the next twelve months. Our ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures and other business risk factors. We believe that we have sufficient liquidity and cash on hand to satisfy our cash needs. If we are unable to generate sufficient cash flows from operations, or otherwise to comply with the terms of our credit facilities, we may be required to seek additional financing alternatives.
Short-term financing needs primarily consist of working capital requirements and interest payments on our 7.00% Senior Notes and Revolving Credit Facility. Long-term financing needs include the repayment of our 7.00% Senior Notes and Revolving Credit Facility. Additional long-term financing needs will depend largely on potential growth opportunities, including acquisition activity and other strategic transactions. Our asset-light business model requires modest capital expenditures, with annual capital expenditures over the last three fiscal years averaging less than 1% of net sales. No significant capital expenditures are planned for fiscal 2024. Additionally, we may seek to repurchase shares of our Common Stock. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
Cash Requirements
Our cash requirements under our various contractual obligations and commitments include:
•Debt Obligations and Interest Payments — See Note 13 within “Notes to Consolidated Financial Statements” for additional information on our debt and the timing of expected future principal and interest payments.
•Operating Leases — See Note 11 within “Notes to Consolidated Financial Statements” for additional information on our operating leases and the timing of expected future payments.
•Purchase Obligations — Purchase obligations are legally binding agreements to purchase goods, services or equipment that specify all significant terms, including: fixed or minimum quantities to be purchased and/or penalties imposed for failing to meet contracted minimum purchase quantities (such as “take-or-pay” contracts); fixed, minimum or variable price provisions; and the approximate timing of the transaction. As of September 30, 2023, the Company had total purchase commitments of $1,487.7 million (with $459.6 million due in fiscal 2024) which extend through fiscal 2033.
•Other liabilities – Other liabilities include obligations associated with certain employee benefit programs, provisions for legal matters, unrecognized tax benefits and various other long-term liabilities, all of which have some inherent uncertainty as to the amount and timing of payments and were reflected on our Consolidated Balance Sheets as of September 30, 2023.

The following table presents select cash flow data, which is discussed below.

	Year Ended September 30,
dollars in millions	2023	2022
Cash provided by (used in):
Operating activities	$215.6	$21.0
Investing activities	(1.8)	(1.8)
Financing activities	(201.7)	(135.0)
Effect of exchange rate changes on cash and cash equivalents	0.5	(1.0)
Net increase (decrease) in cash and cash equivalents	$12.6	$(116.8)
Operating Activities
Cash provided by operating activities for the year ended September 30, 2023 increased $194.6 million compared to the prior year. The increase was primarily due to lapping larger cash outflows in the prior year related to the rebuild of powder finished goods from previous supply-constrained levels, partially offset by input cost inflation. The increase was incrementally driven by higher net earnings and favorable changes related to fluctuations in the timing of sales and collections of trade receivables. These positive impacts were partially offset by increased tax payments (net of refunds) of $26.3 million and increased interest payments of $21.6 million.
Investing Activities
Cash used in investing activities for both the years ended September 30, 2023 and 2022 was $1.8 million and related to capital expenditures in each year.
Financing Activities
Fiscal 2023
Cash used in financing activities for the year ended September 30, 2023 was $201.7 million. We paid $125.5 million, including broker’s commissions, for the repurchase of Common Stock and borrowed and repaid $115.0 million and $189.0 million, respectively, under the Revolving Credit Facility.
Fiscal 2022
Cash used in financing activities for the year ended September 30, 2022 was $135.0 million. We repaid the outstanding principal balance of the Term B Facility of $609.9 million, repaid $65.0 million under the Revolving Credit Facility and paid $115.5 million to Old BellRing Class A common stockholders pursuant to the Merger. In addition, we paid $11.9 million of debt issuance costs, debt extinguishment costs and deferred financing fees related to the issuance of the 7.00% Senior Notes and the Revolving Credit Facility, and we paid $42.8 million, including broker’s commissions, for the repurchase of Common Stock. We received $550.4 million of cash from Post in connection with the Spin-off, which was partially offset by cash distributions to Post of $3.2 million related to quarterly tax distributions pursuant to BellRing LLC’s amended and restated limited liability company agreement prior to the Spin-off. Additionally, we borrowed $164.0 million under the Revolving Credit Facility.
Debt Covenants
The Credit Agreement contains affirmative and negative covenants applicable to us and our restricted subsidiaries customary for agreements of this type, including delivery of financial and other information; compliance with laws; maintenance of property; existence; insurance; books and records; inspection rights; obligation to provide collateral and guarantees by certain new subsidiaries; delivery of environmental reports; participation in an annual meeting with the agent and the lenders; further assurances; and limitations with respect to indebtedness, liens, fundamental changes, restrictive agreements, use of proceeds, amendments of organization documents, prepayments and amendments of certain indebtedness, dispositions of assets, acquisitions and other investments, sale leaseback transactions, changes in the nature of business, transactions with affiliates and dividends and redemptions or repurchases of stock. Under the terms of the Credit Agreement, we are also required to comply with a financial covenant requiring us to maintain a total net leverage ratio (as defined in the Credit Agreement) not to exceed 6.00:1.00, measured as of the last day of each fiscal quarter. We were in compliance with the financial covenant as of September 30, 2023, and we do not believe non-compliance is reasonably likely in the foreseeable future.
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

In addition, the indenture governing the 7.00% Senior Notes contains negative covenants customary for this type of agreement that limit our ability and the ability of our restricted subsidiaries to, among other things: borrow money or guarantee debt; create liens; pay dividends on, or redeem or repurchase, stock; make specified types of investments and acquisitions; enter into or permit to exist contractual limits on the ability of our subsidiaries to pay dividends to us; enter into transactions with affiliates; and sell assets or merge with other companies. Certain of these covenants are subject to suspension when and if the 7.00% Senior Notes receive investment grade ratings.
COMMODITY TRENDS
We are exposed to price fluctuations primarily from purchases of ingredients and packaging materials, energy and other inputs. Our principal ingredients are milk-based, whey-based and soy-based proteins, protein blends, sweeteners and vitamin and mineral blends. Our principal packaging materials consist of aseptic foil and plastic lined cardboard cartons, flexible and rigid plastic film and containers, beverage packaging and corrugate. These costs have been volatile in recent years, and future changes in such costs may cause our results of operations and our operating margins to fluctuate significantly. We manage the impact of cost increases, wherever possible, on commercially reasonable terms, by locking in prices on the quantities through purchase commitments required to meet our production requirements. In addition, we may attempt to offset the effect of increased costs by raising prices to our customers. However, for competitive reasons, we may not be able to pass along the full effect of increases in raw materials and other input costs as we incur them. See “Market Trends” section above for additional information regarding inflationary pressures on our commodity purchases.
CURRENCY
Certain sales and costs of our foreign operations are denominated in Euros. Consequently, profits from these operations are impacted by fluctuations in the value of this currency relative to the U.S. Dollar. We incur gains and losses within our stockholders’ equity due to the translation of our financial statements from foreign currencies into U.S. Dollars. Our income statement trends may be impacted by the translation of the income statements of our foreign operations into U.S. Dollars. The exchange rates used to translate our foreign sales into U.S. Dollars positively affected net sales by less than 1% during the year ended September 30, 2023, and did not have a material impact on our operating profit or net earnings during the year ended September 30, 2023.
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
Revenue Recognition, Allowance for Trade Promotions — The recognition of certain variable trade promotions, which are treated as a reduction of revenue, requires significant management judgment regarding estimated purchase volumes and program participation. Estimates are based on contractual provisions, redemption rate assumptions and our assessment of current market provisions. Redemption rate assumptions are based on historical results of similar promotions on a deal-by-deal basis, adjusted for current expectations of promotion performance based on the current market. We review and update estimates of variable consideration quarterly. Uncertainties related to the estimates of variable consideration are resolved in a short time frame and do not require any additional constraint on variable consideration. Less than 1% of our annual net sales represent variable consideration that will be resolved in the subsequent period. Based on historical experience, we do not believe that there will be significant changes to our estimates of variable consideration when any uncertainties are resolved with customers. However, significant changes in our estimates could have a material impact on our results of operations.
RECENTLY ISSUED AND ADOPTED ACCOUNTING STANDARDS
We considered all new accounting pronouncements and have concluded there are no new pronouncements that had or will have a material impact on our results of operations, comprehensive income, financial condition, cash flows, shareholders’ equity or related disclosures based on current information.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk from commodity prices, foreign currency exchange rates and interest rates, among others. For additional discussion of these risks, refer to “Cautionary Statement on Forward-Looking Statements” on page 1 and “Risk Factors” in Item 1A of Part I of this report.
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
Foreign Currency Risk
Related to Active Nutrition International GmbH, whose functional currency is the Euro, the Company is exposed to risks of fluctuations in future cash flows and earnings due to changes in exchange rates.
Interest Rate Risk
As of both September 30, 2023 and 2022, the Company had outstanding principal value indebtedness of $840.0 million related to its 7.00% Senior Notes. Additionally, the Company had an aggregate principal amount of $25.0 million and $99.0 million outstanding under its Revolving Credit Facility as of September 30, 2023 and 2022, respectively. Borrowings under the Revolving Credit Facility bear interest at variable rates.
As of September 30, 2023 and 2022, the fair value of the Company’s debt, excluding any borrowings under its Revolving Credit Facility, was $830.0 million and $767.4 million, respectively. Changes in interest rates impact fixed and variable rate debt differently. For fixed rate debt, a change in interest rates will only impact the fair value of the debt, whereas a change in the interest rates on variable rate debt will impact interest expense and cash flows. A hypothetical 10% decrease in interest rates would have increased the fair value of the fixed rate debt by approximately $19 million and $17 million as of September 30, 2023 and 2022, respectively. A hypothetical 10% increase in interest rates would have had an immaterial impact on both interest expense and interest paid during both the years ended September 30, 2023 and 2022. For additional information regarding the Company’s debt, see Note 13 within “Notes to Consolidated Financial Statements.”

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of BellRing Brands, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of BellRing Brands, Inc. and its subsidiaries (the “Company”) as of September 30, 2023 and 2022, and the related consolidated statements of operations, of comprehensive income, of stockholders' deficit and of cash flows for each of the three years in the period ended September 30, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Receivables, net- Allowance for Trade Promotions
As described in Note 2 to the consolidated financial statements, many of the Company's contracts with customers include some form of variable or fixed consideration. The most common forms of variable and fixed consideration are trade promotions, rebates and discount programs. These programs resulted in an allowance for trade promotions of $15.8 million which is reflected as a reduction of Receivables, net as of September 30, 2023. Variable consideration is treated as a reduction of revenue at the time product revenue is recognized. Methodologies for determining these provisions are dependent on specific customer pricing and promotional practices, which range from contractually fixed percentage price reductions to reimbursement based on actual occurrence or performance. The Company reviews and updates estimates of variable consideration each period. Uncertainties related to the estimates of variable consideration are resolved in a short time frame and do not require any additional constraint on variable consideration.
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
November 21, 2023

We have served as the Company's auditor since 2019.

BELLRING BRANDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Year Ended September 30,
	2023	2022	2021
Net Sales	$1,666.8	$1,371.5	$1,247.1
Cost of goods sold	1,136.6	949.7	860.9
Gross Profit	530.2	421.8	386.2
Selling, general and administrative expenses	216.3	189.7	167.1
Amortization of intangible assets	26.6	19.7	51.2
Other operating income, net	—	—	(0.1)
Operating Profit	287.3	212.4	168.0
Interest expense, net	66.9	49.2	43.2
Loss on extinguishment and refinancing of debt, net	—	17.6	1.6
Earnings before Income Taxes	220.4	145.6	123.2
Income tax expense	54.9	29.6	8.8
Net Earnings Including Redeemable Noncontrolling Interest	165.5	116.0	114.4
Less: Net earnings attributable to redeemable noncontrolling interest	—	33.7	86.8
Net Earnings Available to Common Stockholders	$165.5	$82.3	$27.6

Earnings per share of Common Stock:
Basic	$1.24	$0.88	$0.70
Diluted	$1.23	$0.88	$0.70

Weighted-Average shares of Common Stock Outstanding:
Basic	133.0	93.5	39.5
Diluted	134.1	93.8	39.7
 See accompanying Notes to Consolidated Financial Statements.

BELLRING BRANDS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended September 30,
	2023	2022	2021
Net Earnings Including Redeemable Noncontrolling Interest	$165.5	$116.0	$114.4
Hedging adjustments:
Reclassifications to net earnings	—	7.1	2.3
Foreign currency translation adjustments:
Unrealized foreign currency translation adjustments	1.2	(2.9)	(0.2)
Tax expense on other comprehensive income (loss):
Reclassifications to net earnings	—	(0.4)	(0.2)
Total Other Comprehensive Income Including Redeemable Noncontrolling Interest	1.2	3.8	1.9
Less: Comprehensive income attributable to redeemable noncontrolling interest	—	38.3	88.2
Total Comprehensive Income Available to Common Stockholders	$166.7	$81.5	$28.1
See accompanying Notes to Consolidated Financial Statements.

BELLRING BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	September 30,
	2023	2022
ASSETS
Current Assets
Cash and cash equivalents	$48.4	$35.8
Receivables, net	168.2	173.3
Inventories	194.3	199.8
Prepaid expenses and other current assets	13.3	12.4
Total Current Assets	424.2	421.3
Property, net	8.5	8.0
Goodwill	65.9	65.9
Intangible assets, net	176.8	203.3
Deferred income taxes	4.2	—
Other assets	12.0	8.7
Total Assets	$691.6	$707.2
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$89.0	$93.8
Other current liabilities	61.2	49.7
Total Current Liabilities	150.2	143.5
Long-term debt	856.8	929.5
Deferred income taxes	0.4	2.2
Other liabilities	7.7	8.2
Total Liabilities	1,015.1	1,083.4
Commitments and Contingencies (See Note 14)
Stockholders’ Deficit
Preferred stock, $0.01 par value; 50,000,000 shares authorized, zero shares issued and outstanding in each year	—	—
Common stock; $0.01 par value; 500,000,000 shares authorized in each year, 136,553,891 and 136,362,928 shares issued, respectively; 131,245,350 and 135,295,583 shares outstanding, respectively	1.4	1.4
Additional paid-in capital	19.3	7.0
Accumulated deficit	(190.1)	(355.6)
Accumulated other comprehensive loss	(3.1)	(4.3)
Treasury stock, at cost, 5,308,541 and 1,067,345 shares, respectively	(151.0)	(24.7)
Total Stockholders’ Deficit	(323.5)	(376.2)
Total Liabilities and Stockholders’ Deficit	$691.6	$707.2
See accompanying Notes to Consolidated Financial Statements.

BELLRING BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended September 30,
	2023	2022	2021
Cash Flows from Operating Activities
Net earnings including redeemable noncontrolling interest	$165.5	$116.0	$114.4
Adjustments to reconcile net earnings including redeemable noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	28.3	21.3	53.7
Loss on extinguishment and refinancing of debt, net	—	17.6	1.6
Non-cash stock-based compensation expense	14.2	9.8	4.6
Deferred income taxes	(6.0)	(4.0)	(1.5)
Other, net	1.2	1.4	3.0
Other changes in operating assets and liabilities:
Decrease (increase) in receivables	5.5	(70.7)	(21.0)
Decrease (increase) in inventories	6.4	(83.9)	32.4
(Increase) decrease in prepaid expenses and other current assets	(0.8)	1.1	(5.7)
(Increase) decrease in other assets	(1.8)	2.3	2.5
Increase in accounts payable and other current liabilities	3.1	10.3	42.1
Decrease in non-current liabilities	—	(0.2)	—
Net Cash Provided by Operating Activities	215.6	21.0	226.1

Cash Flows from Investing Activities
Additions to property	(1.8)	(1.8)	(1.6)
Net Cash Used in Investing Activities	(1.8)	(1.8)	(1.6)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	115.0	164.0	20.0
Repayments of long-term debt	(189.0)	(674.9)	(113.8)
Payment of merger consideration	—	(115.5)	—
Purchases of treasury stock	(125.5)	(42.8)	—
Payments of debt issuance, extinguishment and refinancing costs and deferred financing fees	—	(11.9)	(1.6)
Distributions from (to) Post Holdings, Inc., net	—	547.2	(24.6)
Other, net	(2.2)	(1.1)	(0.9)
Net Cash Used in Financing Activities	(201.7)	(135.0)	(120.9)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	0.5	(1.0)	0.3
Net Increase (Decrease) in Cash and Cash Equivalents	12.6	(116.8)	103.9
Cash and Cash Equivalents, Beginning of Year	35.8	152.6	48.7
Cash and Cash Equivalents, End of Year	$48.4	$35.8	$152.6

Supplemental noncash information:
Debt issued to Post Holdings, Inc. in connection with Spin-off	$—	$840.0	$—
    See accompanying Notes to Consolidated Financial Statements.

BELLRING BRANDS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(in millions)

	As of and for the Year Ended September 30,
	2023	2022	2021
Preferred Stock
Beginning and end of year	$—	$—	$—
Common Stock
Beginning of year	1.4	0.4	0.4
Impact of Spin-off	—	1.0	—
End of year	1.4	1.4	0.4
Additional Paid-in Capital
Beginning of year	7.0	—	—
Activity under stock and deferred compensation plans	(1.9)	(0.9)	(0.8)
Non-cash stock-based compensation expense	14.2	9.8	4.6
Redemption value adjustment to redeemable noncontrolling interest	—	(1.9)	(3.8)
End of year	19.3	7.0	—
Accumulated Deficit
Beginning of year	(355.6)	(3,059.7)	(2,179.0)
Net earnings available to common stockholders	165.5	82.3	27.6
Distributions to Post Holdings, Inc.	—	(3.2)	(24.6)
Redemption value adjustment to redeemable noncontrolling interest	—	372.4	(883.7)
Impact of Spin-off	—	2,252.6	—
End of year	(190.1)	(355.6)	(3,059.7)
Accumulated Other Comprehensive Loss
Hedging Adjustments, net of tax
Beginning of year	—	(1.6)	(2.1)
Net change in hedges, net of tax	—	1.6	0.5
End of year	—	—	(1.6)
Foreign Currency Translation Adjustments
Beginning of year	(4.3)	(1.9)	(1.9)
Foreign currency translation adjustments	1.2	(2.4)	—
End of year	(3.1)	(4.3)	(1.9)
Treasury Stock
Beginning of year	(24.7)	—	—
Purchases of treasury stock	(126.3)	(42.8)	—
Impact of Spin-off	—	18.1	—
End of year	(151.0)	(24.7)	—
Total Stockholders’ Deficit	$(323.5)	$(376.2)	$(3,062.8)

Preferred Stock, shares
Beginning and end of year	—	—	—
Common Stock, shares
Beginning of year	135.3	39.5	39.4
Activity under stock and deferred compensation plans	0.1	0.2	0.1
Impact of Spin-off	—	97.5	—
Purchases of treasury stock	(4.2)	(1.9)	—
End of year	131.2	135.3	39.5
See accompanying Notes to Consolidated Financial Statements.

BELLRING BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share information or where indicated otherwise)
NOTE 1 — BACKGROUND
On October 21, 2019, BellRing Intermediate Holdings, Inc. (formerly known as BellRing Brands, Inc.) (“Old BellRing”) closed its initial public offering (the “IPO”) of 39.4 million shares of its Class A common stock, $0.01 par value per share (“Old BellRing Class A Common Stock”), and contributed the net proceeds from the IPO to BellRing Brands, LLC, a Delaware limited liability company and subsidiary of Old BellRing (“BellRing LLC”), in exchange for 39.4 million BellRing LLC non-voting membership units (the “BellRing LLC units”). As a result of the IPO and certain other transactions completed in connection with the IPO (the “formation transactions”), BellRing LLC became the holder of the active nutrition business of Post Holdings, Inc. (“Post”). Old BellRing, as a holding company, had no material assets other than its ownership of BellRing LLC units and its indirect interests in the subsidiaries of BellRing LLC and had no independent means of generating revenue or cash flow. The members of BellRing LLC were Post and Old BellRing.
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
Immediately prior to the Spin-off, Post held 97.5 million BellRing LLC units, equal to 71.5% of the economic interest in BellRing LLC, and one share of Old BellRing Class B Common Stock, which represented 67% of the combined voting power of the common stock of Old BellRing. Immediately following the Spin-off, Post owned 19.4 million shares, or 14.2%, of BellRing Common Stock, which did not represent a controlling interest in BellRing. As a result of the Spin-off, the dual class voting structure in the BellRing business was eliminated.
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
On November 25, 2022, Post transferred its remaining 4.6 million shares of BellRing Common Stock to certain financial institutions in satisfaction of term loan obligations of Post. In connection with this transaction, BellRing repurchased 0.9 million of the transferred shares from certain of the financial institutions. Post had no ownership of BellRing Common Stock as of September 30, 2023.
The Company incurred separation-related expenses of $0.7, $14.5 and $0.2 during the years ended September 30, 2023, 2022 and 2021, respectively, in connection with its separation from Post. These expenses generally included third-party costs for advisory services, fees charged by other service providers and government filing fees and were included in “Selling, general and administrative expenses” in the Consolidated Statements of Operations.
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
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation — Prior to the Spin-off, the financial results of BellRing LLC and its subsidiaries were consolidated with Old BellRing, and a portion of the consolidated net earnings of BellRing LLC was allocated to the redeemable noncontrolling interest (the “NCI”). The calculation of the NCI was based on Post’s ownership percentage of BellRing LLC units during each period prior to the Spin-off and reflected the entitlement of Post to a portion of the consolidated net earnings of BellRing LLC prior to the Spin-off.
For the periods subsequent to the Spin-off, any remaining ownership of BellRing by Post no longer represented a NCI to the Company (see Note 6). All intercompany balances and transactions have been eliminated. See Note 5 for further information on transactions with Post included in these financial statements. Certain reclassifications have been made to previously reported financial information to conform to the current year presentation.
Use of Estimates and Allocations — The consolidated financial statements of the Company are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which require certain elections as to accounting policy, estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the dates of the financial statements and the reported amount of net revenues and expenses during the reporting periods. Significant accounting policy elections, estimates and assumptions include, among others, allowance for trade promotions. Actual results could differ from those estimates.
Cash Equivalents — Cash equivalents include all highly liquid investments with original maturities of less than three months. At September 30, 2023 and 2022, the Company had $48.4 and $35.8, respectively, in available cash, of which 3.6% and 20.9%, respectively, was outside of the United States (the “U.S.”). The Company’s intention is to reinvest these funds indefinitely.
Receivables — Receivables are reported at net realizable value. This value includes appropriate allowances for credit losses, cash discounts and other amounts which the Company does not ultimately expect to collect. To calculate the allowance for credit losses, the Company estimates uncollectible amounts based on a review of past due balances, historical loss information and an evaluation of customer accounts for potential future losses. A receivable is considered past due if payments have not been received within the agreed upon invoice terms. Receivables are written off against the allowance when deemed to be uncollectible based upon the Company’s evaluation of the customer’s solvency. As of September 30, 2023 and 2022, the Company did not have off-balance sheet credit exposure related to its customers.
Inventories — Inventories are generally valued at the lower of cost (determined on a first-in, first-out basis) or net realizable value. Reported amounts have been reduced by an allowance for obsolete product and packaging materials based on a review of inventories on hand compared to estimated future usage and sales.
Restructuring Expenses — Restructuring charges principally consist of severance and other employee separation costs. The Company recognizes restructuring obligations and liabilities for exit and disposal activities at fair value in the period the liability is incurred. Employee severance costs are expensed when they become probable and reasonably estimable under established severance plans. Restructuring charges were included in “Selling, general and administrative expenses” in the Consolidated Statements of Operations. The Company incurred restructuring charges of $4.7 during the year ended September 30, 2021. No restructuring charges were incurred during the years ended September 30, 2023 or 2022.

Property — Property is recorded at cost, and depreciation expense is generally provided on a straight-line basis over the estimated useful life of the property. Estimated useful lives range from 3 to 10 years for machinery and equipment; 1 to 33 years for buildings, building improvements and leasehold improvements; and 1 to 5 years for software. Total depreciation expense was $1.7, $1.6 and $2.5 in fiscal 2023, 2022 and 2021, respectively. Any gains and losses incurred on the sale or disposal of assets are included in “Other operating income, net” in the Consolidated Statements of Operations. Ordinary repair and maintenance costs are accounted for under the direct expensing method. Property consisted of:

	September 30,
	2023	2022
Land and land improvements	$0.7	$0.7
Buildings and leasehold improvements	5.6	5.4
Machinery and equipment	14.1	12.6
Software	2.4	2.3
Construction in progress	1.2	0.5
	24.0	21.5
Accumulated depreciation	(15.5)	(13.5)
Property, net	$8.5	$8.0
As of both September 30, 2023 and 2022, the majority of the Company’s tangible long-lived assets were located in Europe and had a net carrying value of $7.1 and $6.0, respectively; the remainder were located in the U.S.
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
The qualitative goodwill impairment test requires an entity to evaluate various events, circumstances and factors, such as macroeconomic conditions, sensitivity of valuation inputs utilized in the Company’s most recent quantitative goodwill impairment test, industry trends and results of operations of the entity, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Metrics such as the gross domestic product growth rate and inflation rate, the discount rate and the terminal growth rate utilized in previous quantitative goodwill impairment tests, peer multiples and category trends and actual results compared to forecast are evaluated by management to identify adverse trends that could negatively impact the fair value of the reporting unit.
If adverse qualitative trends are identified that could negatively impact the fair value of a reporting unit, a quantitative goodwill impairment test is performed. The quantitative goodwill impairment test requires an entity to compare the fair value of each reporting unit with its carrying amount. The estimated fair value is determined using a combined income and market approach with a greater weighting on the income approach. The income approach is based on discounted future cash flows and requires significant assumptions, including estimates regarding future revenue, profitability, capital requirements and discount rate. The market approach is based on a market multiple (revenue and EBITDA, which stands for earnings before interest, income taxes, depreciation and amortization) and requires an estimate of appropriate multiples based on market data.
The Company has two reporting units, which have been identified at a level below the operating segment level; however, only one reporting unit had a goodwill balance as of September 30, 2023, 2022 and 2021. In fiscal 2023, 2022 and 2021, the Company performed a qualitative impairment test and determined there were no indicators, including adverse trends in the business, that would indicate it was more likely than not that the fair value of the reporting unit was less than its carrying amount. The Company last performed a quantitative impairment test in fiscal 2019. The Company did not record a goodwill impairment charge during the years ended September 30, 2023, 2022 or 2021, as the reporting unit with goodwill passed the qualitative impairment test.

The components of “Goodwill” on the Consolidated Balance Sheets at both the beginning and end of the years ended September 30, 2023 and 2022 are presented in the following table.

Goodwill, gross	$180.7
Accumulated impairment losses	(114.8)
Goodwill	$65.9
Intangible Assets — Intangible assets consist primarily of definite-lived customer relationships, trademarks and brands. Amortization expense related to definite-lived intangible assets, which is provided on a straight-line basis (as it approximates the economic benefit) over the estimated useful lives of the assets, was $26.6, $19.7 and $51.2 in fiscal 2023, 2022 and 2021, respectively. For the definite-lived intangible assets recorded as of September 30, 2023, amortization expense is expected to be $35.0 in fiscal 2024 and $17.0 per year for fiscal 2025 through fiscal 2028. Intangible assets consisted of:

	September 30, 2023			September 30, 2022
	Carrying Amount	Accumulated Amortization	Net Amount	Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	$178.4	$(97.2)	$81.2	$178.3	$(84.9)	$93.4
Trademarks and brands	194.0	(98.4)	95.6	195.1	(85.2)	109.9
Other intangible assets	3.1	(3.1)	—	3.1	(3.1)	—
Intangible assets, net	$375.5	$(198.7)	$176.8	$376.5	$(173.2)	$203.3
In August 2023, the Company approved a plan to discontinue the PowerBar business in North America. In connection with the discontinuance, the Company updated the useful lives of the customer relationships and trademark associated with the PowerBar business in North America to reflect the remaining period in which the Company expects to sell existing PowerBar product inventory in North America. Accelerated amortization of $7.1 was recorded during the year ended September 30, 2023 resulting from the updated useful lives of the customer relationships and trademark associated with the PowerBar business in North America. The net carrying value of the customer relationships and trademark associated with the PowerBar business in North America were $6.4 and $11.6, respectively, which are expected to be fully amortized by December 31, 2023.
In December 2020, the Company finalized its plan to discontinue the Supreme Protein brand and related sales of Supreme Protein products. In connection with the discontinuance, the Company updated the useful lives of the customer relationships and trademark associated with the Supreme Protein brand to reflect the remaining period in which the Company continued to sell existing Supreme Protein product inventory. Accelerated amortization of $29.9 was recorded during the year ended September 30, 2021 resulting from the updated useful lives of the customer relationships and trademark associated with the Supreme Protein brand, which were fully amortized and written off as of September 30, 2021.
Recoverability of Assets — The Company continually evaluates whether events or circumstances have occurred which might impair the recoverability of the carrying value of its assets, including property, identifiable intangibles, goodwill and right-of-use (“ROU”) assets. Definite-lived assets (groups) are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of an asset (group) may not be recoverable or the estimated useful life is no longer appropriate. The Company groups assets at the lowest level for which cash flows are separately identifiable. If circumstances require that a definite-lived asset (group) be tested for possible impairment, the Company will compare the undiscounted cash flows expected to be generated by the asset (group) to the carrying amount of the asset (group). If the carrying amount of the asset (group) is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount of the asset (group) exceeds its fair value. There were no impairments recorded on the Company’s definite-lived assets (groups) in fiscal 2023, 2022 or 2021.
Derivative Financial Instruments — In the ordinary course of business, the Company is exposed to commodity price risks relating to the purchase of raw materials and supplies, interest rate risks relating to variable rate debt and foreign currency exchange rate risks. The Company may utilize derivative instruments, including futures contracts, option contracts and swaps to manage certain of these exposures by hedging when it is practical to do so. The Company does not hold or issue financial instruments for speculative or trading purposes.
The Company’s derivative programs may include strategies that qualify and strategies that do not qualify for hedge accounting treatment. To qualify for hedge accounting, the hedging relationship, both at inception of the hedge and on an ongoing basis, is expected to be highly effective in achieving offsetting changes in the fair value of the hedged risk during the period that the hedge is designated. All derivatives are recognized on the balance sheet at fair value. For derivatives that qualify for hedge accounting, the derivative is designated as a hedge on the date in which the derivative contract is entered. Derivatives could be designated as a hedge of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge). Derivatives may also be considered natural hedging instruments, where changes in their fair values act as economic offsets to changes in fair values of the underlying hedged items and are not designated for hedge accounting. The Company does not have any derivatives currently designated as hedging instruments under Accounting Standards Codification (“ASC”) Topic 815, “Derivatives and Hedging.”
For previous cash flow hedges that were designated for hedge accounting, gains and losses were recorded in other comprehensive income (“OCI”) and were reclassified to the Consolidated Statements of Operations in conjunction with the recognition of the underlying hedged item. Changes in the fair value of derivatives that are not designated for hedge accounting are recognized immediately in the Consolidated Statements of Operations. Cash flows from derivatives that were designated as hedges and cash flows from derivatives that are not designated as hedges are classified in the same category on the Consolidated Statements of Cash Flows as the items being hedged or on a basis consistent with the nature of the instruments. The Company held no material derivative financial instruments as of September 30, 2023 or 2022.
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
Many of the Company’s contracts with customers include some form of variable or fixed consideration. The most common forms of variable and fixed consideration are trade promotions, rebates and discount programs. As of September 30, 2023 and 2022, these programs resulted in an allowance for trade promotions of $15.8 and $12.6, respectively, which were recorded as a reduction of “Receivables, net” on the Consolidated Balance Sheets. Variable consideration is treated as a reduction of revenue at the time product revenue is recognized. Methodologies for determining these provisions are dependent on specific customer pricing and promotional practices, which range from contractually fixed percentage price reductions to reimbursement based on actual occurrence or performance. The Company does not believe that there will be significant changes to its estimates of variable consideration when any uncertainties are resolved with customers. The Company reviews and updates estimates of variable consideration each period. Uncertainties related to the estimates of variable consideration are resolved in a short time frame and do not require any additional constraint on variable consideration. The majority of trade promotions are redeemed in the form of invoice credits against trade receivables.
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
Cost of Goods Sold — Cost of goods sold includes, among other things, inbound and outbound freight costs and depreciation expense related to assets used in production, while storage and other warehousing costs are included in “Selling, general and administrative expenses” in the Consolidated Statements of Operations. Storage and other warehousing costs totaled $20.1, $16.6 and $17.0 in fiscal 2023, 2022 and 2021, respectively.
Advertising — Advertising costs are expensed as incurred, except for costs of producing media advertising such as television commercials or magazine and online advertisements, which are deferred until the first time the advertising takes place and amortized over the period the advertising runs. The amounts reported as assets on the Consolidated Balance Sheets as “Prepaid expenses and other current assets” were immaterial as of both September 30, 2023 and 2022.
Stock-based Compensation — The Company recognizes the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of the equity award. The cost for an equity award is recognized ratably over the period during which an employee is required to provide service in exchange for the award — the requisite service period (usually the vesting period). Any forfeitures of stock-based awards are recorded as they occur. See Note 15 for disclosures related to stock-based compensation.
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
NOTE 4 — REVENUE
The following table presents net sales by product.

	Year Ended September 30,
	2023	2022	2021
Shakes and other beverages	$1,327.0	$1,084.0	$1,014.2
Powders	289.7	242.2	178.6
Other	50.1	45.3	54.3
Net Sales	$1,666.8	$1,371.5	$1,247.1
The Company’s revenues were primarily generated by sales within the U.S.; foreign sales were 10.5%, 11.3% and 11.7% of total fiscal 2023, 2022 and 2021 net sales, respectively. The largest concentration of foreign sales in fiscal 2023 and 2022 was within Canada, which accounted for 40.8% and 35.4% of total foreign sales, respectively. The largest concentration of foreign sales in fiscal 2021 was within Europe (with no individual countries within Europe accounting for a significant portion of total foreign sales), which accounted for 34.1% of total foreign net sales. Sales are attributed to individual countries based on the address to which the product is shipped.
Three customers individually accounted for more than 10% of total net sales in the year ended September 30, 2023 and two customers individually accounted for more than 10% of total net sales in each of the years ended September 30, 2022 and 2021. One customer accounted for 33.9%, 31.9% and 31.5% of total net sales in the years ended September 30, 2023, 2022 and 2021, respectively. A second customer accounted for 30.0%, 31.6% and 33.8% of total net sales in the years ended September 30, 2023, 2022 and 2021, respectively. A third customer accounted for 11.4% of total net sales in the year ended September 30, 2023 but did not account for more than 10% of total net sales in the years ended September 30, 2022 or 2021.

NOTE 5 — RELATED PARTY TRANSACTIONS
Both prior to and subsequent to the Spin-off, transactions with Post were considered related party transactions as certain of the Company’s directors continue to serve as officers or directors of Post.
The Company has a series of agreements with Post which are intended to govern the ongoing relationship between the Company and Post. Prior to the Spin-off, these agreements included the amended and restated limited liability company agreement of BellRing LLC (the “BellRing LLC Agreement”), an employee matters agreement, an investor rights agreement, a tax matters agreement, a tax receivable agreement and a master service agreement, among others. In connection with the Spin-off, the Company and Post amended and restated the master services agreement (the “MSA”) and the employee matters agreement and entered into a new tax matters agreement (the “Tax Matters Agreement”). The previous investor rights agreement between the Company and Post was terminated, and the Company and Post entered into a new registration rights agreement. Additionally, the Company entered into a Co-Packing Agreement (as defined below) with a wholly-owned subsidiary of Post in fiscal 2022.
The MSA and other related party transactions
The Company uses certain functions and services performed by Post under the MSA. These functions and services include finance, internal audit, treasury, information technology support, insurance and tax matters, the use of office and/or data center space, payroll processing services and tax compliance services. Prior to the Spin-off, Post also provided legal services to the Company. The MSA was amended and restated upon completion of the Spin-off to provide for similar services following the Spin-off and such other services as BellRing and Post may agree. The MSA was further amended on August 4, 2023 to modify the scope and pricing, and extended the term of certain services provided under it, none of which modifications are expected to materially increase the aggregate fees payable under the MSA. During the years ended September 30, 2023, 2022 and 2021, MSA fees were $4.0, $4.6 and $2.2, respectively. MSA fees were reported in “Selling, general and administrative expenses” in the Consolidated Statements of Operations.
The Company sells certain products to, purchases certain products from and licenses certain intellectual property to and from Post and its subsidiaries based upon prices governed by agreements between the Company and Post and its subsidiaries, consistent with prices of similar arm's-length transactions. During each of the years ended September 30, 2023, 2022 and 2021, net sales to, purchases from and royalties paid to and received from Post and its subsidiaries were immaterial.
The Company had immaterial receivables, payables and other current liabilities with Post at both September 30, 2023 and 2022 related to sales, royalty income, purchases, MSA fees and royalty expense with Post and its subsidiaries.
Co-Packaging Agreement
On September 30, 2022, Premier Nutrition Company, LLC (“Premier Nutrition”), a subsidiary of the Company, entered into a co-packing agreement with Comet Processing, Inc. (“Comet”), a wholly-owned subsidiary of Post (the “Co-Packing Agreement”). Under the Co-Packing Agreement, Comet will manufacture for Premier Nutrition, and Premier Nutrition will purchase from Comet, certain RTD shakes. During the year ended September 30, 2023, Premier Nutrition incurred $2.5 related to reimbursable start-up costs pursuant to the Co-Packing Agreement. As of September 30, 2023, these costs had not yet been paid and were included in “Accounts payable” on the Consolidated Balance Sheets. There were no purchases of RTD shakes from Comet during the year ended September 30, 2023.
Tax Agreements
Prior to the Spin-off, BellRing LLC made payments to Post related to quarterly tax distributions and state corporate tax withholdings made pursuant to the terms of the BellRing LLC Agreement. During the years ended September 30, 2022 and 2021, BellRing LLC paid $3.2 and $20.4, respectively, to Post related to quarterly tax distributions and zero and $4.2, respectively, for state corporate tax withholdings on behalf of Post.
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
Pursuant to the Tax Matters Agreement, BellRing is expected to indemnify Post for (i) all taxes for which BellRing is responsible (as described in the Tax Matters Agreement) and (ii) all taxes incurred by reason of certain actions or events, or by reason of any breach by BellRing or any of its subsidiaries of any of their respective representations, warranties or covenants under the Tax Matters Agreement that, in each case, affect the intended tax-free treatment of the Spin-off. Additionally, Post is expected to indemnify BellRing for the (i) taxes for which Post is responsible (as described in the Tax Matters Agreement) and

(ii) taxes attributable to a failure of the Spin-off to qualify as tax-free, to the extent incurred by any action or failure to take any action within the control of Post. There were no amounts incurred by BellRing or Post under the Tax Matters Agreement during the years ended September 30, 2023 or 2022.
Stock Based Compensation
Prior to the IPO, the Company’s employees participated in various Post long-term incentive plans which issued awards connected to Post common stock (“Post Equity Awards”). Subsequent to the IPO, BellRing employees were no longer eligible to receive new issuances of Post Equity Awards; however, BellRing employees continued to vest in any issued and outstanding Post Equity Awards, pursuant to the terms of the awards, and the Company incurred pass-through charges from Post relating to these awards. During each of the years ended September 30, 2023, 2022 and 2021, total compensation cost related to the Post Equity Awards recognized by the Company was immaterial, and all Post Equity Awards had vested as of September 30, 2023.
NOTE 6 — REDEEMABLE NONCONTROLLING INTEREST
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
Post’s ownership of BellRing LLC units prior to the Spin-off represented a NCI to the Company, which was classified outside of permanent stockholders’ equity as the BellRing LLC units were redeemable at the option of Post, through Post’s ownership of Old BellRing Class B Common Stock (see Note 1). The carrying amount of the NCI was the greater of: (i) the initial carrying amount, increased or decreased for the NCI’s share of net income or loss, other comprehensive income or loss and distributions or dividends or (ii) the redemption value. Changes in the redemption value of the NCI were recorded to “Additional paid-in capital”, to the extent available, and “Accumulated deficit” on the Consolidated Balance Sheets.
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
The following table summarizes the changes to the Company’s NCI prior to the Spin-off. There were no changes to the Company’s NCI for the year ended September 30, 2023 as the carrying amount of the NCI was reduced to zero immediately following the Spin-off.

	As of and for the Year Ended September 30,
	2022	2021
Beginning of year	$2,997.3	$2,021.6
Net earnings attributable to NCI	33.7	86.8
Net change in hedges, net of tax	5.1	1.6
Foreign currency translation adjustments	(0.5)	(0.2)
Redemption value adjustment to NCI	(370.5)	887.5
Impact of Spin-off	(2,665.1)	—
End of year	$—	$2,997.3

The following table summarizes the effects of changes in NCI on the Company’s equity prior to the Spin-off. There were no transfers to or from NCI for the year ended September 30, 2023 as the carrying amount of the NCI was reduced to zero immediately following the Spin-off.

	As of and for the Year Ended September 30,
	2022	2021
Net earnings available to common stockholders	$82.3	$27.6
Transfers (from) to NCI:
Changes in equity as a result of redemption value adjustment to NCI	(370.5)	887.5
Increase in equity as a result of the Spin-off	(2,665.1)	—
Changes from net earnings available to common stockholders and transfers (from) to NCI	$(2,953.3)	$915.1
NOTE 7 — INCOME TAXES
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
The expense (benefit) for income taxes consisted of the following:

	Year Ended September 30,
	2023	2022	2021
Current:
Federal	$49.1	$28.0	$9.2
State	10.9	5.2	1.7
Foreign	0.9	0.4	(0.6)
	60.9	33.6	10.3
Deferred:
Federal	(4.9)	(3.4)	(1.3)
State	(1.1)	(0.6)	(0.2)
Foreign	—	—	—
	(6.0)	(4.0)	(1.5)
Income tax expense	$54.9	$29.6	$8.8
The effective income tax rate for fiscal 2023 was 24.9% compared to 20.3% for fiscal 2022 and 7.1% for fiscal 2021. The increase in the effective income tax rate compared to fiscal 2022 and 2021 was primarily due to the change in tax expense allocation related to the Spin-off. After the Spin-off, the Company reported 100% of the income, gain, loss and deduction of BellRing LLC for U.S. federal, state, and local income tax purposes, whereas, prior to the Spin-off in the second quarter of fiscal 2022, the Company reported Old BellRing’s share of such activity. This increase was partially offset by higher separation-related expenses incurred in connection with the Spin-off in fiscal 2022 that were treated as non-deductible.

The following table presents the reconciliation of income tax expense with amounts computed at the federal statutory tax rate.

	Year Ended September 30,
	2023	2022	2021
Computed tax at federal statutory rate (21%)	$46.3	$30.6	$25.9
Income tax expense attributable to NCI	—	(7.6)	(19.5)
State income taxes, net of effect on federal tax	8.4	4.7	4.0
Transaction costs	—	2.0	—
Other, net (none in excess of 5% of computed tax)	0.2	(0.1)	(1.6)
Income tax expense	$54.9	$29.6	$8.8
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax non-current assets (liabilities) were as follows:

	September 30, 2023			September 30, 2022
	Assets	Liabilities	Net	Assets	Liabilities	Net
Stock-based compensation awards	$2.2	$—	$2.2	$1.6	$—	$1.6
Accrued vacation, incentive and severance	3.1	—	3.1	2.6	—	2.6
Inventory	4.4	—	4.4	4.1	—	4.1
Accrued liabilities	6.0	—	6.0	4.7	—	4.7
ROU assets	—	(1.4)	(1.4)	—	(1.7)	(1.7)
Lease liabilities	1.4	—	1.4	1.7	—	1.7
Property	—	(0.3)	(0.3)	—	(0.4)	(0.4)
Intangible assets	—	(13.9)	(13.9)	—	(14.8)	(14.8)
Capitalized research and development	2.3	—	2.3	—	—	—
Total deferred income taxes	$19.4	$(15.6)	$3.8	$14.7	$(16.9)	$(2.2)
No provision has been made for income taxes on undistributed earnings of consolidated foreign subsidiaries of $2.8 and $1.7 at September 30, 2023 and 2022, respectively, as it is the Company’s intention to indefinitely reinvest undistributed earnings of its foreign subsidiaries. It is not practicable to estimate the additional income taxes and applicable foreign withholdings that would be payable on the remittance of such undistributed earnings.
For fiscal 2023, 2022 and 2021, foreign income (loss) before income taxes was $2.0, $1.1 and $(1.9), respectively.
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
At both September 30, 2023 and 2022, the Company had net unrecognized tax benefits of $1.5. There was no unrecognized tax benefits activity during the years ended September 30, 2023, 2022 or 2021. The amount of the net unrecognized tax benefits that, if recognized, would directly affect the effective tax rate was $1.5 at September 30, 2023. No material changes to unrecognized tax benefits at September 30, 2023 are expected to be recognized within the next twelve months.
The Company computes tax-related interest and penalties as the difference between the tax position recognized for financial reporting purposes and the amount previously taken on the Company’s tax returns and classifies these amounts as components of income tax (benefit) expense. During each of the years ended September 30, 2023, 2022 and 2021, expenses recorded related to interest and penalties were immaterial, and the Company had immaterial interest and penalty accruals at both September 30, 2023 and 2022.
U.S. federal, U.S. state and German income tax returns for the tax years ended September 30, 2020 through September 30, 2022 are generally open and subject to examination by the tax authorities in each respective jurisdiction.

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
The following table sets forth the computation of basic and diluted earnings per share.

	Year Ended September 30,
	2023	2022	2021
Net earnings available to common stockholders for basic earnings per share	$165.5	$82.3	$27.6
Dilutive impact of net earnings attributable to NCI	—	—	0.2
Net earnings available to common stockholders for diluted earnings per share	$165.5	$82.3	$27.8

shares in millions
Weighted-average shares for basic earnings per share	133.0	93.5	39.5
Effect of dilutive securities:
Stock options	0.1	0.1	—
Restricted stock units	0.3	0.2	0.2
Performance-based restricted stock units	0.7	—	—
Weighted-average shares for diluted earnings per share	134.1	93.8	39.7

Basic earnings per share of Common Stock	$1.24	$0.88	$0.70
Diluted earnings per share of Common Stock	$1.23	$0.88	$0.70
The following table details the securities that have been excluded from the calculation of weighted-average shares for diluted earnings per share as they were anti-dilutive.

	Year Ended September 30,
shares in millions	2023	2022	2021
Stock options	—	—	0.2
Restricted stock units	0.1	0.1	—
Performance-based restricted stock units	0.1	0.1	—

NOTE 9 — SUPPLEMENTAL OPERATIONS STATEMENT AND CASH FLOW INFORMATION

	Year Ended September 30,
	2023	2022	2021
Advertising expenses	$40.9	$22.6	$39.1
Research and development expenses	12.0	11.4	11.2
Interest paid	66.6	45.0	35.7
Income taxes paid (a)	60.9	34.6	12.0
(a)Subsequent to the Spin-off, the Company reported 100% of the income, gain, loss and deduction of BellRing LLC. See Note 7 for additional information on the Company’s income taxes.
NOTE 10 — SUPPLEMENTAL BALANCE SHEET INFORMATION

	September 30,
	2023	2022
Receivables, net
Trade	$147.3	$151.7
Other	21.2	21.8
	168.5	173.5
Allowance for credit losses	(0.3)	(0.2)
	$168.2	$173.3
Inventories
Raw materials and supplies	$60.4	$58.3
Work in process	0.1	0.1
Finished products	133.8	141.4
	$194.3	$199.8
Accounts Payable
Trade	$85.0	$91.4
Other	4.0	2.4
	$89.0	$93.8
Other Current Liabilities
Accrued legal matters	$21.0	$16.0
Accrued compensation	14.8	13.5
Advertising and promotion	5.4	4.8
Other	20.0	15.4
	$61.2	$49.7
NOTE 11 — LEASES
The Company leases office space, certain warehouses and equipment primarily through operating lease agreements. The Company has no material finance lease agreements. Leases have remaining terms which range from less than 1 year to 10 years and most leases provide the Company with the option to exercise one or more renewal terms.

The following table presents the balance sheet location of the Company’s operating leases.

	September 30,
	2023	2022
ROU assets:
Other assets	$7.4	$7.5

Lease liabilities:
Other current liabilities	$2.1	$1.9
Other liabilities	6.1	6.6
Total liabilities	$8.2	$8.5
Future minimum payments of the Company’s operating lease liabilities as of September 30, 2023 are presented in the following table.

Fiscal 2024	$2.4
Fiscal 2025	2.3
Fiscal 2026	2.3
Fiscal 2027	0.9
Fiscal 2028	0.2
Thereafter	1.0
Total future minimum payments	9.1
Less: Implied interest	(0.9)
Total lease liabilities	$8.2
The following table presents supplemental information related to the Company’s operating leases.

	Year Ended September 30,
	2023	2022	2021
Total operating lease expense	$3.1	$3.8	$3.7
Variable lease expense	0.9	0.9	0.7

Weighted-average remaining lease term	4 years	4 years	5 years
Weighted-average incremental borrowing rate	4.8%	4.6%	4.3%
Operating cash flows for amounts included in the measurement of the Company’s operating lease liabilities for the years ended September 30, 2023, 2022 and 2021 were $2.4, $2.2 and $3.0, respectively. Short-term lease expense for the years ended September 30, 2023, 2022 and 2021 was immaterial. ROU assets obtained in exchange for operating lease liabilities during the years ended September 30, 2023, 2022 and 2021 were immaterial.
NOTE 12 — FAIR VALUE MEASUREMENTS
The Company’s financial assets and liabilities include cash and cash equivalents, receivables and accounts payable for which the carrying value approximates fair value due to their short maturities (less than 12 months). The Company does not record its current portion of long-term debt and long-term debt at fair value on the Consolidated Balance Sheets. The fair value of any outstanding borrowings under the Revolving Credit Facility (as defined in Note 13) as of September 30, 2023 and 2022 approximated its carrying value. Based on market rates, the fair value (Level 2) of the Company’s debt, excluding any borrowings under the Revolving Credit Facility, was $830.0 and $767.4 as of September 30, 2023 and 2022, respectively.
Certain assets and liabilities, including property, goodwill and other intangible assets, are measured at fair value on a non-recurring basis. No impairment charges were recorded for property, goodwill or other intangible assets during the years ended September 30, 2023, 2022 or 2021.

NOTE 13 — LONG-TERM DEBT
The components of “Long-term debt” on the Consolidated Balance Sheets are presented in the following table.

	September 30,
	2023	2022
7.00% Senior Notes maturing in March 2030	$840.0	$840.0
Revolving Credit Facility	25.0	99.0
Total principal amount of debt	865.0	939.0
Less: Debt issuance costs, net	8.2	9.5
Long-term debt	$856.8	$929.5
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
The 7.00% Senior Notes were issued at par, and the Company incurred debt issuance costs of $10.2, which were deferred and are being amortized to interest expense over the term of the 7.00% Senior Notes. Interest payments are due semi-annually each March 15 and September 15, and began on September 15, 2022. The 7.00% Senior Notes are senior unsecured obligations of BellRing and are guaranteed by BellRing’s existing and subsequently acquired or organized direct and indirect wholly-owned domestic subsidiaries (other than immaterial subsidiaries, certain excluded subsidiaries and subsidiaries the Company designates as unrestricted subsidiaries). The maturity date of the 7.00% Senior Notes is March 15, 2030.
Credit Agreement
On March 10, 2022, pursuant to the Transaction Agreement, the Company entered into a credit agreement (as amended, the “Credit Agreement”), which provides for a revolving credit facility in an aggregate principal amount of $250.0 (the “Revolving Credit Facility”), with commitments made available to the Company in U.S. Dollars, Euros and United Kingdom (“U.K.”) Pounds Sterling. Letters of credit are available under the Credit Agreement in an aggregate amount of up to $20.0. Any outstanding amounts under the Credit Agreement must be repaid on or before March 10, 2027.
Borrowings under the Revolving Credit Facility bear interest at an annual rate equal to: (i) in the case of loans denominated in U.S. Dollars, at the Company’s option, the base rate (as defined in the Credit Agreement) plus a margin which will range from 2.00% to 2.75% depending on the Company’s secured net leverage ratio (as defined in the Credit Agreement), or the adjusted term SOFR rate (as defined in the Credit Agreement) for the applicable interest period plus a margin which will range from 3.00% to 3.75% depending on the Company’s secured net leverage ratio; (ii) in the case of loans denominated in Euros, the adjusted Eurodollar rate (as defined in the Credit Agreement) for the applicable interest period plus a margin which will range from 3.00% to 3.75% depending on the Company’s secured net leverage ratio; and (iii) in the case of loans denominated in U.K. Pounds Sterling, the adjusted daily simple RFR (as defined in the Credit Agreement) plus a margin which will range from 3.00% to 3.75% depending on the Company’s secured net leverage ratio. Facility fees on the daily unused amount of commitments under the Revolving Credit Facility will accrue at rates ranging from 0.25% to 0.375% per annum, depending on the Company’s secured net leverage ratio.
The Company incurred $1.5 of financing fees in connection with the Revolving Credit Facility, which were deferred and are being amortized to interest expense over the term of the Revolving Credit Facility. During the years ended September 30, 2023 and 2022, the Company borrowed $115.0 and $164.0 under the Revolving Credit Facility, respectively, and repaid $189.0 and $65.0 under the Revolving Credit Facility, respectively. The interest rate on the utilized portion of the Revolving Credit Facility was 8.42% as of September 30, 2023 and ranged from 5.95% to 8.25% as of September 30, 2022. The available borrowing capacity under the Revolving Credit Facility was $225.0 and $151.0 as of September 30, 2023 and 2022, respectively. There were no outstanding letters of credit as of September 30, 2023 or 2022.
Under the terms of the Credit Agreement, BellRing is required to maintain a total net leverage ratio (as defined in the Credit Agreement) not to exceed 6.00:1.00, measured as of the last day of each fiscal quarter. The total net leverage ratio of the Company did not exceed this threshold as of September 30, 2023.
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
The Company’s obligations under the Credit Agreement are unconditionally guaranteed by its existing and subsequently acquired or organized direct and indirect subsidiaries (other than immaterial subsidiaries, certain excluded subsidiaries and subsidiaries the Company designates as unrestricted subsidiaries) and are secured by security interests in substantially all of the Company’s assets and the assets of its subsidiary guarantors, but excluding, in each case, real property.
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
On February 26, 2021, BellRing LLC entered into a second amendment to the Old Credit Agreement (the “Amendment”). In connection with the Amendment, BellRing LLC paid debt refinancing fees of $1.6 in the year ended September 30, 2021, which were included in “Loss on extinguishment and refinancing of debt, net” in the Consolidated Statements of Operations.
On March 10, 2022, with certain of the proceeds from the transactions related to the Spin-off, BellRing LLC repaid the aggregate outstanding principal balance of $519.8 on its Term B Facility and terminated all obligations and commitments under the Old Credit Agreement. The Company recorded a loss of $17.6 in the year ended September 30, 2022, which was included in “Loss on extinguishment and refinancing of debt, net” in the Consolidated Statements of Operations. This loss included (i) a $6.9 write-off of unamortized discounts and debt extinguishment fees, (ii) a $6.1 write-off of unamortized net hedging losses recorded within accumulated OCI related to the Term B Facility and (iii) a $4.6 write-off of debt issuance costs and deferred financing fees. Following the termination of the Old Credit Agreement, BellRing LLC and the guarantors had no further obligations under the Old Credit Agreement and the related guarantees other than customary indemnification obligations which continue.
The Term B Facility required quarterly scheduled amortization payments of $8.75 which began on March 31, 2020. Interest was paid on each Interest Payment Date (as defined in the Old Credit Agreement) during each of the periods prior to the termination of the Old Credit Agreement. The Term B Facility contained customary mandatory payment provisions, and during the year ended September 30, 2022 and prior to the termination of the Old Credit Agreement, the Company repaid $81.4 on its Term B Facility as a mandatory prepayment from fiscal 2021 excess cash flow (as defined in the Old Credit Agreement), which was in addition to the scheduled amortization payments. During the year ended September 30, 2021, the Company repaid $28.8 on its Term B Facility as a mandatory prepayment from fiscal 2020 excess cash flow (as defined in the Old Credit Agreement), which was in addition to the scheduled amortization payments.
During the year ended September 30, 2021, BellRing LLC borrowed $20.0 under the Old Revolving Credit Facility and repaid $50.0 under the Old Revolving Credit Facility. There were no borrowings under or repayments on the Old Revolving Credit Facility during the year ended September 30, 2022, prior to the facility being terminated.
As of September 30, 2023, expected principal payments on the Company’s debt for the next five fiscal years were:

Fiscal 2024	$—
Fiscal 2025	—
Fiscal 2026	—
Fiscal 2027	25.0
Fiscal 2028	—
Estimated future interest payments on the Company’s debt through fiscal 2028 are expected to be $303.2 (with $61.5 expected in fiscal 2024) based on the interest rates at September 30, 2023.

NOTE 14 — COMMITMENTS AND CONTINGENCIES
Legal Proceedings
Joint Juice Litigation
In March 2013, a complaint was filed on behalf of a putative, nationwide class of consumers against Premier Nutrition in the U.S. District Court for the Northern District of California seeking monetary damages and injunctive relief. The case asserted that some of Premier Nutrition’s advertising claims regarding its Joint Juice line of glucosamine and chondroitin dietary supplement beverages, which it discontinued in the first quarter of fiscal 2023, were false and misleading. In April 2016, the district court certified a California-only class of consumers in this lawsuit (this lawsuit is hereinafter referred to as the “California Federal Class Lawsuit”).
In 2016 and 2017, the lead plaintiff’s counsel in the California Federal Class Lawsuit filed ten additional class action complaints in the U.S. District Court for the Northern District of California on behalf of putative classes of consumers under the laws of Connecticut, Florida, Illinois, New Jersey, New Mexico, New York, Maryland, Massachusetts, Michigan and Pennsylvania (the “Related Federal Actions”). These complaints contain factual allegations similar to the California Federal Class Lawsuit, also seeking monetary damages and injunctive relief. The action on behalf of New Jersey consumers was voluntarily dismissed. Trial in the action on behalf of New York consumers was held beginning in May 2022, and the jury delivered its verdict in favor of plaintiff in June 2022. In August 2022, the Court entered a judgment in that case in favor of plaintiff in the amount of $12.9, which includes statutory damages and prejudgment interest. In October 2022, each plaintiff and Premier Nutrition filed Notices of Appeal to the Ninth Circuit, which appeals are pending. The other eight Related Federal Actions remain pending, and the court has certified individual state classes in each of those cases (except New Mexico).
In April 2018, the district court dismissed the California Federal Class Lawsuit with prejudice. This dismissal was upheld on appeal by the U.S. Court of Appeals for the Ninth Circuit in 2020, and plaintiff’s petition for an en banc rehearing by the Ninth Circuit was denied.
In September 2020, the same lead counsel re-filed the California Federal Class Lawsuit against Premier Nutrition in California Superior Court for the County of Alameda, alleging identical claims and seeking restitution and injunctive relief on behalf of the same putative class of California consumers as the California Federal Class Lawsuit. Following the federal district court’s denial of Premier Nutrition’s motion to permanently enjoin the Alameda action under the doctrine of res judicata, Premier Nutrition appealed to the Ninth Circuit, which affirmed the district court decision. In March 2023, the Alameda Superior Court granted in part and denied in part Premier Nutrition’s motion for judgment based on res judicata and in May 2023, the Court reaffirmed its ruling. In July 2023, Premier Nutrition filed a petition for writ of mandamus in the California Court of Appeal, which writ is pending. In July 2023, Plaintiff moved to certify the case as a class action, which remains pending. This case was previously set for trial in September 2023, together with Alameda County case set forth in the immediately succeeding paragraph, but the court separated them. Trial is anticipated in calendar year 2024.
In January 2019, the same lead counsel filed an additional class action complaint against Premier Nutrition in California Superior Court for the County of Alameda, alleging claims similar to the above actions and seeking monetary damages and injunctive relief on behalf of a putative class of California consumers, beginning after the California Federal Class Lawsuit class period. In July 2020, the court issued an order certifying a statewide class. Premier Nutrition moved for summary judgment on July 7, 2023, which motion remains pending. This case was set for trial in September 2023, but has been rescheduled to begin on December 15, 2023.
The Company continues to vigorously defend these cases and intends to appeal any adverse judgements and awards of damages. The Company does not believe that the ultimate resolution of these cases will have a material adverse effect on its consolidated financial condition, results of operations or cash flows.
During the years ended September 30, 2023 and 2022, the Company expensed $5.0 and $7.5, respectively, related to the legal matter and plaintiff legal fees in connection with the Joint Juice litigation, which was included in “Selling, general and administrative expenses” on the Consolidated Statements of Operations. Other than legal fees, no expense related to this litigation was incurred during the year ended September 30, 2021. At September 30, 2023 and 2022, the Company had an estimated liability of $21.0 and $16.0, respectively, related to these matters that was included in “Other current liabilities” on the Consolidated Balance Sheets.
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
The Company filed its motion to dismiss this case in August 2023. The Court has set a hearing for December 1, 2023 on this motion. The Company intends to vigorously defend the case, including appealing any adverse judgement or award. The Company does not believe that the ultimate resolution of the Protein Products Class Lawsuit will have a material adverse effect on its consolidated financial condition, results of operations or cash flows.
Other than legal fees, no expense related to the Protein Products Class Lawsuit was incurred during the years ended September 30, 2023, 2022 or 2021.
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
Other than legal fees, no expense related to the Protein Products Prop 65 Notice was incurred during the years ended September 30, 2023, 2022 or 2021.
Other
In the fourth quarter of fiscal 2022, a voluntary product recall was initiated by one of the Company’s contract manufacturers which produces RTD shakes for Premier Nutrition. The recall covered the Company’s products produced from December 8, 2021 through July 9, 2022 at one of the contract manufacturer’s facilities. The recall did not have a material impact on the Company’s consolidated financial condition, results of operations or cash flow.
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
NOTE 15 — STOCK-BASED COMPENSATION
The Company’s employees participate in the BellRing Brands, Inc. Long-Term Incentive Plan (the “BellRing Long-Term Incentive Plan”). Awards issued under the BellRing Long-Term Incentive Plan have a maximum term of 10 years, provided, however, that the Corporate Governance and Compensation Committee of BellRing’s Board of Directors may, in its discretion, grant awards with a longer term to participants who are located outside of the U.S. At September 30, 2023 there were 1.4 million shares available to be issued for stock-based compensation awards under the BellRing Long-Term Incentive Plan.
In connection with the Spin-off and the related Merger, all outstanding unexercised and unexpired options to purchase shares of Old BellRing Class A Common Stock, outstanding restricted stock units with respect to shares of Old BellRing Class A Common Stock and other equity awards with respect to shares of Old BellRing Class A Common Stock outstanding under the BellRing Long-Term Incentive Plan (the “Equity Awards”), whether or not exercisable or vested, were assumed by BellRing based on the terms and subject to the conditions set forth in the Transaction Agreement. Additionally, the Board of Directors of BellRing approved adjustments to the terms of the outstanding Equity Awards to preserve the intrinsic value of the awards. The adjustments to the Equity Awards were based on the volume weighted average price of Old BellRing Class A Common Stock during the five trading day period prior to and including March 10, 2022 and the volume weighted average price of BellRing Common Stock during the five trading day period immediately following March 10, 2022. The Equity Award adjustments made in connection with the Spin-off had an immaterial impact on the Company’s Consolidated Statements of Operations for the years ended September 30, 2023 and 2022.

During the years ended September 30, 2023, 2022 and 2021, total compensation cost for BellRing’s non-cash stock-based compensation awards recognized was $14.2, $9.8 and $4.6, respectively, and the related recognized deferred tax benefit was $1.6, $1.2 and $0.3, respectively. See Note 7 for discussion related to income taxes. As of September 30, 2023, the total compensation cost related to BellRing’s non-vested awards not yet recognized was $19.5, which is expected to be recognized over a weighted-average period of 1.3 years.
Stock Options
Information about stock options is summarized in the following table.

in millions, except options or where otherwise indicated	Stock Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at September 30, 2022	258,987	$17.74
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding at September 30, 2023	258,987	17.74	6.80	$6.1
Vested and expected to vest as of September 30, 2023	258,987	17.74	6.80	6.1
Exercisable at September 30, 2023	195,562	17.67	6.69	4.6
The fair value of each stock option was estimated on the date of grant using the Black-Scholes Model. The Company used the simplified method for estimating a stock option term as it did not have sufficient historical stock options exercise experience upon which to estimate an expected term. The expected term is estimated based on the award’s vesting period and contractual term. Expected volatilities are based on historical volatility trends and other factors. The risk-free rate is the interpolated U.S. Treasury rate for a term equal to the expected term. The weighted-average assumptions and fair values for stock options granted during the year ended September 30, 2021 are summarized in the table below. There were no stock options granted during the years ended September 30, 2023 or 2022.

Expected term (in years)	6.5
Expected stock price volatility	38.5%
Risk-free interest rate	0.6%
Expected dividends	—%
Fair value (per option)	$7.79
The total intrinsic value of stock options exercised was $0.1 in the year ended September 30, 2022, and the Company received proceeds from the exercise of stock options of $0.5 during the year ended September 30, 2022. There were no stock options exercised during the years ended September 30, 2023 or 2021.
Restricted Stock Units (“RSUs”)
Information about RSUs is summarized in the following table.

	RSUs	Weighted- Average Grant Date Fair Value Per Share
Nonvested at September 30, 2022	579,969	$21.23
Granted	207,224	26.10
Vested	(302,887)	20.09
Forfeited	(19,075)	23.13
Nonvested at September 30, 2023	465,231	24.06
The grant date fair value of each RSU was determined based upon the closing price of the Company’s common stock on the date of grant. The weighted-average grant date fair value of nonvested RSUs was $24.06, $21.23 and $19.85 at September

30, 2023, 2022 and 2021, respectively. The total vest date fair value of RSUs that vested during fiscal 2023, 2022 and 2021 was $7.8, $5.2 and $3.0, respectively.
Performance Restricted Stock Units (“PRSUs”)
Information about PRSUs is summarized in the following table.

	PRSUs	Weighted- Average Grant Date Fair Value Per Share
Nonvested at September 30, 2022	375,219	$41.44
Granted	176,062	45.26
Vested	—	—
Forfeited	—	—
Nonvested at September 30, 2023	551,281	42.66
During the years ended September 30, 2023 and 2022, the Company granted PRSUs to certain employees and directors. These awards will be earned by comparing BellRing’s total shareholder return (“TSR”) during a period of approximately three years to the respective TSRs of companies in a performance peer group. Based upon BellRing’s ranking in its performance peer group when comparing TSRs, a recipient of the PRSU grant may earn a total award ranging from 0% to 260% of the target award. The fair value of each PRSU was estimated on the grant date using a Monte Carlo simulation.
The weighted-average assumptions for PRSUs granted during the years ended September 30, 2023 and 2022 are summarized in the table below. There were no PRSUs granted during the year ended September 30, 2021.

	2023	2022
Expected term (in years)	3.0	2.9
Expected stock price volatility	46.8%	49.6%
Risk-free interest rate	4.1%	2.3%
Expected dividends	—%	—%
Fair value (per PRSU)	$45.26	$42.33
NOTE 16 — STOCKHOLDERS’ DEFICIT
The following table summarizes the Company’s repurchases of BellRing Common Stock subsequent to the Spin-off.

	Year Ended September 30,
	2023	2022
Shares repurchased (in millions)	4.2	1.1
Average price per share (a)	$29.56	$23.17
Total share repurchase cost (b)	$126.3	$24.7
.
(a)Average price per share excludes accrued excise tax and broker’s commissions, which are included in “Total share repurchase cost” within this table.
(b)“Purchases of treasury stock” in the Consolidated Statements of Cash Flows for the year ended September 30, 2023 excluded $0.8 of accrued excise tax that had not been paid as of September 30, 2023 and was included in “Other current liabilities” on the Consolidated Balance Sheets at September 30, 2023.

The following table summarizes the Company’s repurchases of Old BellRing Class A Common Stock during the year ended September 30, 2022 prior to the Spin-off. There were no repurchases of Old BellRing Class A Common Stock by the Company during the year ended September 30, 2021.

Shares repurchased (in millions)	0.8
Average price per share (a)	$23.34
Total share repurchase costs	$18.1
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
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the Executive Chairman, Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the Company, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2023. Based on that evaluation, our Executive Chairman, CEO and CFO concluded that, as of September 30, 2023, the Company's disclosure controls and procedures were effective to provide reasonable assurance of achieving the desired control objectives.
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
As of September 30, 2023, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based upon the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on management’s assessment utilizing these criteria, our management concluded that, as of September 30, 2023, our internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting as of September 30, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report, which appears herein.
Changes in Internal Control Over Financial Reporting
Based on management’s evaluation, there were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended September 30, 2023, no director or “officer,” as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended, of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
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
The foregoing description of the Master Supply Agreement and Master Purchase Commitment does not purport to be complete and is qualified in its entirety by reference to such agreements, which are included as Exhibit 10.21 and Exhibit 10.22, respectively, to this Annual Report. Certain portions of these documents that constitute confidential information have been redacted in accordance with Regulation S-K, Item 601(b)(10)
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information under the headings “Election of Directors,” “Corporate Governance - Board Meetings and Committees,” “Corporate Governance - Nomination Process for Election of Directors,” and “Security Ownership of Certain Stockholders - Delinquent Section 16(a) Reports” in our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the year ended September 30, 2023 (the “2024 Proxy Statement”) is hereby incorporated by reference.
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
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this Item, appearing under the headings “Compensation of Officers and Directors,” “Compensation Committee Interlocks and Insider Participation” and “Corporate Governance and Compensation Committee Report” in the 2024 Proxy Statement, is hereby incorporated by reference. The information contained in “Corporate Governance and Compensation Committee Report” in the 2024 Proxy Statement shall not be deemed to be “filed” with the Securities and Exchange Commission or subject to the liabilities of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), except to the extent that the Company specifically incorporates such information into a document filed under the Securities Act of 1933, as amended, or the Exchange Act.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item, appearing under the headings “Security Ownership of Certain Stockholders” and “Compensation of Officers and Directors - Equity Compensation Plan Information” in the 2024 Proxy Statement, is hereby incorporated by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item, appearing under the headings “Certain Relationships and Related Transactions” and “Corporate Governance - Director Independence and Role of the Independent Lead Director” in the 2024 Proxy Statement, is hereby incorporated by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item, appearing under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm” in the 2024 Proxy Statement, is hereby incorporated by reference.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Documents filed as a part of this report:
1.Financial Statements. The following are filed as a part of this document under Item 8.
•Report of Independent Registered Public Accounting Firm
•Consolidated Statements of Operations for the years ended September 30, 2023, 2022 and 2021
•Consolidated Statements of Comprehensive Income for the years ended September 30, 2023, 2022 and 2021
•Consolidated Balance Sheets at September 30, 2023 and 2022
•Consolidated Statements of Cash Flows for the years ended September 30, 2023, 2022 and 2021
•Consolidated Statements of Stockholders’ Deficit for the years ended September 30, 2023, 2022 and 2021
•Notes to Consolidated Financial Statements
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

4.2	Form of Note (Incorporated by reference to Exhibit A to Exhibit 4.1 to the Company’s Second Form 8-K filed on March 10, 2022)
4.3	Description of Company’s Registered Securities
†10.1	Amended BellRing Brands, Inc. 2019 Long-Term Incentive Plan (Incorporated by referenced to Exhibit 10.1 to the Company’s Form 10-Q filed on February 7, 2023)
†10.2	Form of Omnibus Amendment to Restricted Stock Unit Agreement (Incorporated by referenced to Exhibit 10.2 to the Company’s Form 10-Q filed on May 6, 2022)
†10.3	Form of Omnibus Amendment to Performance Restricted Stock Unit Agreement (Incorporated by referenced to Exhibit 10.3 to the Company’s Form 10-Q filed on May 6, 2022)
†10.4	Form of Omnibus Amendment to Non-Qualified Stock Option Agreement (Incorporated by referenced to Exhibit 10.4 to the Company’s Form 10-Q filed on May 6, 2022)
†10.5	Form of BellRing Brands, Inc. Executive Chairman Restricted Stock Unit Agreement (Incorporated by referenced to Exhibit 10.5 to the Company’s Form 10-Q filed on May 6, 2022)
†10.6	Form of BellRing Brands, Inc. Executive Chairman Performance Restricted Stock Unit Agreement (Incorporated by referenced to Exhibit 10.6 to the Company’s Form 10-Q filed on May 6, 2022)
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
*10.14
Amended and Restated Master Services Agreement, dated March 10, 2022, by and among Post Holdings, Inc., BellRing Intermediate Holdings, Inc., BellRing Brands, Inc. and BellRing Brands, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Second Form 8-K filed on March 10, 2022)

*10.15
Amendment to Amended and Restated Master Services Agreement, dated August 4, 2023, by and among Post Holdings, Inc., BellRing Intermediate Holdings, Inc., BellRing Brands, Inc. and BellRing Brands, LLC (Incorporated by reference to Exhibit 10.23 to the Company’s Form 10-Q filed on August 8, 2023)

Exhibit No	Description
10.16
Registration Rights Agreement, dated March 10, 2022, by and among BellRing Brands, Inc. (formerly known as BellRing Distribution, LLC), Post Holdings, Inc. and the other stockholders party thereto from time to time (Incorporated by reference to Exhibit 10.2 to the Company’s Second Form 8-K filed on March 10, 2022)

*10.17
Amended and Restated Employee Matters Agreement, dated March 10, 2022, by and among Post Holdings, Inc., BellRing Intermediate Holdings, Inc. (formerly known as BellRing Brands, Inc.), BellRing Brands, LLC and BellRing Brands, Inc. (formerly known as BellRing Distribution, LLC) (Incorporated by reference to Exhibit 10.3 to the Company’s Second Form 8-K filed on March 10, 2022)

*10.18
Tax Matters Agreement, dated March 10, 2022, by and among BellRing Brands, Inc., Post Holdings, Inc. and BellRing Intermediate Holdings, Inc. (Incorporated by reference to Exhibit 10.4 to the Company’s Second Form 8-K filed on March 10, 2022)

10.19
Tax Receivable Agreement, dated October 21, 2019, by and among BellRing Brands, Inc., BellRing Brands, LLC and Post Holdings, Inc. (Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on October 21, 2019)

*10.20
Credit Agreement, dated March 10, 2022, by and among BellRing Brands, Inc., JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and each lender from time to time party thereto (Incorporated by reference to Exhibit 10.5 to the Company’s Second Form 8-K filed on March 10, 2022)

‡10.21
Amended and Restated Master Supply Agreement, dated as of July 1, 2023, by and between Premier Nutrition Company, LLC and Fonterra (USA) Inc. (Incorporated by reference to Exhibit 10.24 to the Company’s Form 10-Q filed on August 8, 2023)

‡10.22
MPC Purchase Commitment, dated as of July 1, 2023 by and between Premier Nutrition Company, LLC and Fonterra (USA) Inc. (Incorporated by reference to Exhibit 10.25 to the Company’s Form 10-Q filed on August 8, 2023)

‡10.23
Stremick Heritage Foods, LLC, Jasper Products, LLC and Premier Nutrition Company Manufacturing Agreement, dated as of December 14, 2022 (Incorporated by reference to Exhibit 10.22 to the Company’s Form 10-Q filed on February 7, 2023)

21.1	Subsidiaries of BellRing Brands, Inc.
23.1	Consent of PricewaterhouseCoopers LLP
24.1	Power of Attorney (Included under Signatures)
31.1	Certification of Darcy H. Davenport pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 21, 2023
31.2	Certification of Paul A. Rode pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 21, 2023
32.1	Certification of Darcy H. Davenport and Paul A. Rode, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 21, 2023
101
Interactive Data File (Form 10-K for the year ended September 30, 2023 filed in iXBRL (Inline eXtensible Business Reporting Language)). The financial information contained in the iXBRL-related documents is “unaudited” and “unreviewed.”

104	The cover page from the Company’s Form 10-K for the year ended September 30, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101

*	Exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally to the Securities and Exchange Commission (the “SEC”) a copy of any omitted exhibit or schedule upon request by the SEC.
†	These exhibits constitute management contracts, compensatory plans and arrangements.
‡	Certain portions of this document that constitute confidential information have been redacted in accordance with Regulation S-K, Item 601(b)(10).

ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, BellRing Brands, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BELLRING BRANDS, INC.
Date:	November 21, 2023	By:	/s/ Darcy H. Davenport
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

Signature	Title	Date

/s/ Darcy H. Davenport	President and Chief Executive Officer and Director (Principal Executive Officer)	November 21, 2023
Darcy H. Davenport

/s/ Paul A. Rode	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	November 21, 2023
Paul A. Rode

/s/ Robert V. Vitale	Executive Chairman of the Board of Directors	November 21, 2023
Robert V. Vitale

/s/ Shawn W. Conway	Director	November 21, 2023
Shawn W. Conway

/s/ Thomas P. Erickson	Director	November 21, 2023
Thomas P. Erickson

/s/ Jennifer Kuperman Johnson	Director	November 21, 2023
Jennifer Kuperman Johnson

/s/ Chonda J. Nwamu	Director	November 21, 2023
Chonda J. Nwamu

/s/ Elliot H. Stein, Jr.	Director	November 21, 2023
Elliot H. Stein, Jr.