Form 10-Q
period 2023-12-31
BELLRING BRANDS, INC.
filed 2024-02-06
CIK 1772016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________
FORM 10-Q
__________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2023
OR
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
Common Stock, $0.01 par value per share – 130,979,097 shares as of January 30, 2024

BELLRING BRANDS, INC.
QUARTERLY REPORT ON FORM 10-Q

i

PART I.    FINANCIAL INFORMATION.
ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED).
BELLRING BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except per share data)

	Three Months Ended December 31,
	2023	2022
Net Sales	$430.4	$362.7
Cost of goods sold	282.4	240.9
Gross Profit	148.0	121.8
Selling, general and administrative expenses	52.8	41.7
Amortization of intangible assets	22.2	4.9
Operating Profit	73.0	75.2
Interest expense, net	14.9	16.7
Earnings before Income Taxes	58.1	58.5
Income tax expense	14.2	14.3
Net Earnings	$43.9	$44.2

Earnings per Common Share:
Basic	$0.33	$0.33
Diluted	$0.33	$0.33

Weighted-Average Common Shares Outstanding:
Basic	131.2	134.9
Diluted	133.0	135.1
 See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

BELLRING BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in millions)

	Three Months Ended December 31,
	2023	2022
Net Earnings	$43.9	$44.2
Unrealized foreign currency translation adjustments	0.8	1.5
Other Comprehensive Income	0.8	1.5
Total Comprehensive Income	$44.7	$45.7
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

BELLRING BRANDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions)

	December 31, 2023	September 30, 2023
ASSETS
Current Assets
Cash and cash equivalents	$85.0	$48.4
Receivables, net	178.6	168.2
Inventories	187.6	194.3
Prepaid expenses and other current assets	13.6	13.3
Total Current Assets	464.8	424.2
Property, net	8.6	8.5
Goodwill	65.9	65.9
Intangible assets, net	154.6	176.8
Deferred income taxes	7.5	4.2
Other assets	14.1	12.0
Total Assets	$715.5	$691.6

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$91.3	$89.0
Other current liabilities	71.2	61.2
Total Current Liabilities	162.5	150.2
Long-term debt	832.1	856.8
Deferred income taxes	0.4	0.4
Other liabilities	7.4	7.7
Total Liabilities	1,002.4	1,015.1
Stockholders’ Deficit
Common stock	1.4	1.4
Additional paid-in capital	20.6	19.3
Accumulated deficit	(146.2)	(190.1)
Accumulated other comprehensive loss	(2.3)	(3.1)
Treasury stock, at cost	(160.4)	(151.0)
Total Stockholders’ Deficit	(286.9)	(323.5)
Total Liabilities and Stockholders’ Deficit	$715.5	$691.6
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

BELLRING BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Three Months Ended December 31,
	2023	2022
Cash Flows from Operating Activities
Net earnings	$43.9	$44.2
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	22.6	5.3
Non-cash stock-based compensation expense	4.6	3.5
Deferred income taxes	(3.3)	1.4
Other, net	0.2	(0.1)
Other changes in operating assets and liabilities:
Increase in receivables, net	(10.1)	(8.1)
Decrease (increase) in inventories	7.3	(11.9)
Increase in prepaid expenses and other current assets	(0.2)	(2.9)
(Increase) decrease in other assets	(1.9)	0.4
Increase in accounts payable and other current liabilities	11.1	4.5
Net Cash Provided by Operating Activities	74.2	36.3

Cash Flows from Investing Activities
Additions to property	(0.2)	(0.3)
Net Cash Used in Investing Activities	(0.2)	(0.3)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	—	55.0
Repayments of long-term debt	(25.0)	(40.0)
Purchases of treasury stock	(9.4)	(41.2)
Other, net	(3.4)	(2.2)
Net Cash Used in Financing Activities	(37.8)	(28.4)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	0.4	0.5
Net Increase in Cash and Cash Equivalents	36.6	8.1
Cash and Cash Equivalents, Beginning of Year	48.4	35.8
Cash and Cash Equivalents, End of Period	$85.0	$43.9
 See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

BELLRING BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (Unaudited)
(in millions)

	As of and for the Three Months Ended December 31,
	2023	2022
Common Stock
Beginning and end of period	$1.4	$1.4
Additional Paid-in Capital
Beginning of period	19.3	7.0
Activity under stock and deferred compensation plans	(3.3)	(2.1)
Non-cash stock-based compensation expense	4.6	3.5
End of period	20.6	8.4
Accumulated Deficit
Beginning of period	(190.1)	(355.6)
Net earnings	43.9	44.2
End of period	(146.2)	(311.4)
Accumulated Other Comprehensive Loss
Beginning of period	(3.1)	(4.3)
Foreign currency translation adjustments	0.8	1.5
End of period	(2.3)	(2.8)
Treasury Stock
Beginning of period	(151.0)	(24.7)
Purchases of treasury stock	(9.4)	(41.2)
End of period	(160.4)	(65.9)
Total Stockholders’ Deficit	$(286.9)	$(370.3)
 See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

BELLRING BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in millions, except per share information and where indicated otherwise)
NOTE 1 — BACKGROUND AND BASIS OF PRESENTATION
BellRing Brands, Inc. is a consumer products holding company operating in the global convenient nutrition category and is a provider of ready-to-drink (“RTD”) protein shakes, other RTD beverages and powders. The Company has a single operating and reportable segment, with its principal products being protein-based consumer goods. The Company’s primary brands are Premier Protein and Dymatize.
Unless otherwise stated or the context otherwise indicates, all references in these financial statements and notes to “BellRing,” the “Company,” “us,” “our” or “we” mean BellRing Brands, Inc. and its subsidiaries.
These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), under the rules and regulations of the United States (the “U.S.”) Securities and Exchange Commission (the “SEC”), and on a basis substantially consistent with the audited consolidated financial statements of the Company as of and for the fiscal year ended September 30, 2023. These unaudited condensed consolidated financial statements should be read in conjunction with such audited consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023, filed with the SEC on November 21, 2023.
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
In December 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This ASU is effective for fiscal years beginning after December 15, 2024 (i.e., the Company’s annual financial statements for the year ended September 30, 2026), with early adoption permitted. This ASU should be adopted prospectively; however, retrospective adoption is permitted. The Company is currently evaluating the impact of this standard.
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” This ASU is effective for fiscal years beginning after December 15, 2023 (i.e., the Company’s annual financial statements for the year ended September 30, 2025) and for interim periods within fiscal years beginning after December 15, 2024 (i.e., the Company’s interim financial statements for the three months ended December 31, 2025), with early adoption permitted. This ASU requires retrospective adoption. The Company is currently evaluating the impact of this standard.
NOTE 3 — REVENUE
The following table presents net sales by product.

	Three Months Ended December 31,
	2023	2022
Shakes and other beverages	$350.2	$297.0
Powders	69.7	56.1
Other	10.5	9.6
Net Sales	$430.4	$362.7
NOTE 4 — RELATED PARTY TRANSACTIONS
Transactions between the Company and Post Holdings, Inc. (“Post”) are considered related party transactions as certain of the Company’s directors serve as officers or directors of Post.

The MSA and other related party transactions
The Company uses certain functions and services performed by Post under a master services agreement (the “MSA”). These functions and services include finance, internal audit, treasury, information technology support, insurance and tax matters, the use of office and/or data center space, payroll processing services and tax compliance services. During the three months ended December 31, 2023 and 2022, MSA fees were $0.9 and $1.3, respectively. MSA fees were reported in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations.
The Company sells certain products to, purchases certain products from and licenses certain intellectual property to and from Post and its subsidiaries based upon prices governed by agreements between the Company and Post and its subsidiaries, consistent with prices of similar arm's-length transactions. During the three months ended December 31, 2023 and 2022, net sales to, purchases from and royalties paid to and received from Post and its subsidiaries were immaterial.
The Company had immaterial receivables, payables and other current liabilities with Post at both December 31, 2023 and September 30, 2023 related to sales, royalty income, purchases, MSA fees and royalty expense with Post and its subsidiaries.
Co-Packing Agreement
On September 30, 2022, Premier Nutrition Company, LLC (“Premier Nutrition”), a subsidiary of the Company, entered into a co-packing agreement with Comet Processing, Inc. (“Comet”), a wholly-owned subsidiary of Post (the “Co-Packing Agreement”). In December 2023, in accordance with the Co-Packing Agreement, Comet began manufacturing certain RTD shakes for Premier Nutrition. There were no purchases of RTD shakes from Comet during the three months ended December 31, 2023 or during fiscal 2023.
During the three months ended December 31, 2023 and 2022, Premier Nutrition incurred $1.0 and zero, respectively, related to start-up costs that are reimbursable to Comet from Premier Nutrition pursuant to the Co-Packing Agreement. As of December 31, 2023 and September 30, 2023, the Company had a payable of $3.5 and $2.5, respectively, related to these costs, which was included in “Accounts payable” on the Condensed Consolidated Balance Sheets.
Tax Matters Agreement
In connection with the Company’s spin-off from Post in fiscal 2022 and the related distribution of Post’s shares of BellRing common stock to Post shareholders (the “Spin-off”), the Company entered into a tax matters agreement (the “Tax Matters Agreement”) with Post. The Tax Matters Agreement (i) governs the parties’ respective rights, responsibilities and obligations with respect to taxes, including taxes arising in the ordinary course of business and taxes, if any, that may be incurred if the Spin-off fails to qualify for its intended tax treatment, (ii) addresses U.S. federal, state, local and non-U.S. tax matters and (iii) sets forth the respective obligations of the parties with respect to the filing of tax returns, the administration of tax contests and assistance and cooperation on tax matters.
Pursuant to the Tax Matters Agreement, BellRing is expected to indemnify Post for (i) all taxes for which BellRing is responsible (as described in the Tax Matters Agreement) and (ii) all taxes incurred by reason of certain actions or events, or by reason of any breach by BellRing or any of its subsidiaries of any of their respective representations, warranties or covenants under the Tax Matters Agreement that, in each case, affect the intended tax-free treatment of the Spin-off. Additionally, Post is expected to indemnify BellRing for the (i) taxes for which Post is responsible (as described in the Tax Matters Agreement) and (ii) taxes attributable to a failure of the Spin-off to qualify as tax-free, to the extent incurred by any action or failure to take any action within the control of Post. There were no amounts incurred by BellRing or Post under the Tax Matters Agreement during the three months ended December 31, 2023 or 2022.
NOTE 5 — EARNINGS PER SHARE
Basic earnings per share is based on the average number of shares of common stock outstanding during each period. Diluted earnings per share is based on the average number of shares of common stock used for the basic earnings per share calculation, adjusted for the dilutive effect of stock options and restricted stock units using the “treasury stock” method.

The following table presents the computation of basic and diluted earnings per share.

	Three Months Ended December 31,
	2023	2022
Net earnings	$43.9	$44.2

Weighted-average shares for basic earnings per share	131.2	134.9
Effect of dilutive securities:
Stock options	0.2	—
Restricted stock units	0.3	0.2
Performance-based restricted stock units	1.3	—
Weighted-average shares for diluted earnings per share	133.0	135.1

Basic earnings per common share	$0.33	$0.33
Diluted earnings per common share	$0.33	$0.33
The following table presents the securities that have been excluded from the calculation of weighted-average shares for diluted earnings per share as they were anti-dilutive.

	Three Months Ended December 31,
	2023	2022
Restricted stock units	—	0.2
Performance-based restricted stock units	—	0.5
NOTE 6 — INVENTORIES

	December 31, 2023	September 30, 2023
Raw materials and supplies	$59.5	$60.4
Work in process	0.1	0.1
Finished products	128.0	133.8
Inventories	$187.6	$194.3
NOTE 7 — PROPERTY, NET

	December 31, 2023	September 30, 2023
Property, at cost	$23.2	$24.0
Accumulated depreciation	(14.6)	(15.5)
Property, net	$8.6	$8.5
NOTE 8 — GOODWILL
The components of “Goodwill” on the Condensed Consolidated Balance Sheets at both December 31, 2023 and September 30, 2023 are presented in the following table.

Goodwill, gross	$180.7
Accumulated impairment losses	(114.8)
Goodwill	$65.9

NOTE 9 — INTANGIBLE ASSETS, NET

	December 31, 2023			September 30, 2023
	Carrying Amount	Accumulated Amortization	Net Amount	Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	$178.4	$(105.8)	$72.6	$178.4	$(97.2)	$81.2
Trademarks and brands	194.0	(112.0)	82.0	194.0	(98.4)	95.6
Other intangible assets	3.1	(3.1)	—	3.1	(3.1)	—
Intangible assets, net	$375.5	$(220.9)	$154.6	$375.5	$(198.7)	$176.8
In August 2023, the Company approved a plan to discontinue the PowerBar business in North America. In connection with the discontinuance, the Company updated the useful lives of the customer relationships and trademark associated with the PowerBar business in North America to reflect the remaining period in which the Company expects to sell existing PowerBar product inventory in North America. Accelerated amortization of $17.4 was recorded during the three months ended December 31, 2023 resulting from the updated useful lives of the customer relationships and trademark associated with the PowerBar business in North America, which were fully amortized as of December 31, 2023.
NOTE 10 — FAIR VALUE MEASUREMENTS
The Company’s financial assets and liabilities include cash and cash equivalents, receivables and accounts payable for which the carrying value approximates fair value due to their short maturities (less than 12 months). The Company does not record its long-term debt at fair value on the Condensed Consolidated Balance Sheets. The fair value of outstanding borrowings under the Revolving Credit Facility (as defined in Note 11) as of September 30, 2023 approximated its carrying value. Based on market rates, the fair value (Level 2) of the Company’s debt, excluding any borrowings under the Revolving Credit Facility, was $873.2 and $830.0 as of December 31, 2023 and September 30, 2023, respectively.
Certain assets and liabilities, including property, goodwill and other intangible assets, are measured at fair value on a non-recurring basis.
NOTE 11 — LONG-TERM DEBT
The following table presents the components of “Long-term debt” on the Condensed Consolidated Balance Sheets.

	December 31, 2023	September 30, 2023
7.00% Senior Notes maturing in March 2030	$840.0	$840.0
Revolving Credit Facility	—	25.0
Total principal amount of debt	840.0	865.0
Less: Debt issuance costs, net	7.9	8.2
Long-term debt	$832.1	$856.8
On March 10, 2022, the Company entered into a credit agreement (as amended, the “Credit Agreement”), which provides for a revolving credit facility in an aggregate principal amount of $250.0 (the “Revolving Credit Facility”), with commitments made available to the Company in U.S. Dollars, Euros and United Kingdom (“U.K.”) Pounds Sterling. Letters of credit are available under the Credit Agreement in an aggregate amount of up to $20.0. Any outstanding amounts under the Credit Agreement must be repaid on or before March 10, 2027.
Borrowings under the Revolving Credit Facility bear interest at an annual rate equal to: (i) in the case of loans denominated in U.S. Dollars, at the Company’s option, the base rate (as defined in the Credit Agreement) plus a margin which ranges from 2.00% to 2.75% depending on the Company’s secured net leverage ratio (as defined in the Credit Agreement), or the adjusted term SOFR rate (as defined in the Credit Agreement) for the applicable interest period plus a margin which ranges from 3.00% to 3.75% depending on the Company’s secured net leverage ratio; (ii) in the case of loans denominated in Euros, the adjusted Eurodollar rate (as defined in the Credit Agreement) for the applicable interest period plus a margin which ranges from 3.00% to 3.75% depending on the Company’s secured net leverage ratio; and (iii) in the case of loans denominated in U.K. Pounds Sterling, the adjusted daily simple RFR (as defined in the Credit Agreement) plus a margin which ranges from 3.00% to 3.75% depending on the Company’s secured net leverage ratio. Facility fees on the daily unused amount of commitments under the

Revolving Credit Facility will accrue at rates ranging from 0.25% to 0.375% per annum, depending on the Company’s secured net leverage ratio.
During the three months ended December 31, 2023 and 2022, the Company borrowed zero and $55.0 under the Revolving Credit Facility, respectively, and repaid $25.0 and $40.0 under the Revolving Credit Facility, respectively. The interest rate on the utilized portion of the Revolving Credit Facility was 8.42% as of September 30, 2023, and there were no amounts outstanding under the Revolving Credit Facility as of December 31, 2023. The available borrowing capacity under the Revolving Credit Facility was $250.0 and $225.0 as of December 31, 2023 and September 30, 2023, respectively, and there were no outstanding letters of credit as of December 31, 2023 or September 30, 2023.
Under the terms of the Credit Agreement, the Company is required to maintain a total net leverage ratio (as defined in the Credit Agreement) not to exceed 6.00:1.00, measured as of the last day of each fiscal quarter. The total net leverage ratio of the Company did not exceed this threshold as of December 31, 2023.
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
NOTE 12 — COMMITMENTS AND CONTINGENCIES
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
In September 2020, the same lead counsel re-filed the California Federal Class Lawsuit against Premier Nutrition in California Superior Court for the County of Alameda, alleging identical claims and seeking restitution and injunctive relief on behalf of the same putative class of California consumers as the California Federal Class Lawsuit. In March 2023, the Alameda Superior Court granted in part and denied in part Premier Nutrition’s motion for judgment based on res judicata and in May 2023, the Court reaffirmed its ruling. In July 2023, Premier Nutrition filed a petition for writ of mandamus in the California

Court of Appeal, which writ is pending. In November 2023, the Court certified the case as a class action. Trial is anticipated in calendar year 2024.
In January 2019, the same lead counsel filed an additional class action complaint against Premier Nutrition in California Superior Court for the County of Alameda, alleging claims similar to the above actions and seeking monetary damages and injunctive relief on behalf of a putative class of California consumers, beginning after the California Federal Class Lawsuit class period. In July 2020, the court issued an order certifying a statewide class. Premier Nutrition moved for summary judgment on July 7, 2023, which motion remains pending. Trial is anticipated in calendar year 2024.
The Company continues to vigorously defend these cases and intends to appeal any adverse judgements and awards of damages. The Company does not believe that the ultimate resolution of these cases will have a material adverse effect on its consolidated financial condition, results of operations or cash flows.
Other than legal fees, no expense related to this litigation was incurred during the three months ended December 31, 2023 or 2022. At both December 31, 2023 and September 30, 2023, the Company had an estimated liability of $21.0 related to these matters that was included in “Other current liabilities” on the Condensed Consolidated Balance Sheets.
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
The Company and Premier Nutrition filed a motion to dismiss this case in August 2023, which motion is pending. The Company intends to vigorously defend the case, including appealing any adverse judgement or award. The Company does not believe that the ultimate resolution of the Protein Products Class Lawsuit will have a material adverse effect on its consolidated financial condition, results of operations or cash flows.
Other than legal fees, no expense related to the Protein Products Class Lawsuit was incurred during the three months ended December 31, 2023 or 2022.
California Proposition 65 Notice re Lead in Protein Products
On June 7, 2023, the Fitzgerald Joseph LLP law firm (the same firm that filed the Protein Products Class Lawsuit) issued a 60-Day Notice of Intent to Sue under California’s Safe Water and Toxic Enforcement Act (Proposition 65) for alleged violation of Proposition 65 with respect to lead levels in Premier Nutrition’s RTD protein shakes and protein powders (this matter is hereinafter referred to as the “Protein Products Prop 65 Notice”).
Premier Nutrition intends to vigorously defend against the Protein Products Prop 65 Notice. The Company does not believe that the ultimate resolution of the Protein Products Prop 65 Notice will have a material adverse effect on its consolidated financial condition, results of operations or cash flows.
Other than legal fees, no expense related to the Protein Products Prop 65 Notice was incurred during the three months ended December 31, 2023 or 2022.
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

NOTE 13 — STOCKHOLDERS’ DEFICIT
The following table summarizes the Company’s repurchases of its common stock.

	Three Months Ended December 31,
	2023	2022
Shares repurchased	0.2	1.8
Average price per share (a)	$44.27	$23.33
Total share repurchase cost	$9.4	$41.2
(a)Average price per share excludes accrued excise tax and broker’s commissions, which are included in “Total share repurchase cost” within this table.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and capital resources of BellRing Brands, Inc. and its consolidated subsidiaries. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included herein, our audited consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023 and the “Cautionary Statement on Forward-Looking Statements” section included below. The terms “our,” “we,” “us,” the “Company” and “BellRing” refer to BellRing Brands, Inc. and its consolidated subsidiaries.
OVERVIEW
We are a consumer products holding company operating in the global convenient nutrition category and are a provider of ready-to-drink (“RTD”) protein shakes, other RTD beverages and powders. We have a single operating and reportable segment, with our principal products being protein-based consumer goods. Our primary brands are Premier Protein and Dymatize.
Market Trends
During fiscal 2023, input cost inflation, including raw material, packaging and manufacturing costs, impacted our supply chain and put downward pressure on profit margins. As a result, we took pricing actions on certain products in the prior fiscal year. During the first quarter of fiscal 2024, inflationary pressures on protein costs eased while other costs, such as packaging and manufacturing, have continued to face inflationary pressures. We expect this trend to continue during fiscal 2024, and inflation could have a materially adverse impact on our business in the future if inflation rates were to significantly exceed our ability to achieve price increases or cost savings or if such price increases impact demand for our products.
For additional discussion, refer to “Liquidity and Capital Resources” and “Cautionary Statement on Forward-Looking Statements” within this section.
RESULTS OF OPERATIONS

	Three Months Ended December 31,		Change in
dollars in millions	2023	2022	Dollars	Percentage
Net Sales	$430.4	$362.7	$67.7	19%

Operating Profit	$73.0	$75.2	$(2.2)	(3)%
Interest expense, net	14.9	16.7	(1.8)	(11)%
Income tax expense	14.2	14.3	(0.1)	(1)%
Net Earnings	$43.9	$44.2	$(0.3)	(1)%
Net Sales
Net sales increased $67.7 million, or 19%, during the three months ended December 31, 2023 compared to the prior year period. Sales of Premier Protein products were up $58.2 million, or 19%, on 20% higher volumes. Volumes increased primarily due to distribution gains and incremental promotional activity. Sales of Dymatize products were up $9.6 million, or 21%, on 32% higher volumes. Volumes increased primarily due to the timing of quarterly shipments in the prior year period and distribution gains, which were partially offset by lower average net selling prices. Average net selling prices decreased in the three months ended December 31, 2023 due to increased promotional spending and unfavorable mix. Sales of all other products were down $0.1 million.
Operating Profit
Operating profit decreased $2.2 million, or 3%, during the three months ended December 31, 2023 compared to the prior year period. This decrease was driven by higher accelerated amortization of $17.4 million related to the discontinuance of the PowerBar business in North America, higher employee related expenses of $5.3 million and higher professional fees of $2.6 million. These negative impacts were partially offset by higher net sales, as previously discussed, and lower net product costs of $7.4 million (driven by lower raw material and freight costs and partially offset by higher manufacturing costs).
Interest Expense, Net
Interest expense, net decreased $1.8 million during the three months ended December 31, 2023 compared to the prior year period primarily due to lower borrowings outstanding under our revolving credit facility. As a result, the weighted-average interest rate on our total outstanding debt decreased to 7.0% for the three months ended December 31, 2023 from 7.1% for the three months ended December 31, 2022.
Income Tax Expense
Our effective income tax rate was 24.4% for both the three months ended December 31, 2023 and 2022.
LIQUIDITY AND CAPITAL RESOURCES
During the three months ended December 31, 2023, we repaid $25.0 million under our revolving credit facility, which is provided under our credit agreement entered into on March 10, 2022 (as amended, the “Credit Agreement”) in an aggregate principal amount of $250.0 million (the “Revolving Credit Facility”). As of December 31, 2023, there were no outstanding borrowings or letters of credit under the Revolving Credit Facility, providing us available borrowing capacity of $250.0 million. Letters of credit are available under the Revolving Credit Facility in an aggregate amount of up to $20.0 million. Our Credit Agreement provides for potential incremental revolving and term facilities at the Company’s request and at the discretion of the lenders or other persons providing such incremental facilities, in each case on terms to be determined, and also permits the Company to incur other secured or unsecured debt, in all cases subject to conditions and limitations as specified in the Credit Agreement.
During the three months ended December 31, 2023, we repurchased 0.2 million shares of our common stock at an average share price of $44.27 per share and at a total cost, including accrued excise tax and broker’s commissions, of $9.4 million.
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
Short-term financing needs primarily consist of working capital requirements and interest payments on our 7.00% senior notes maturing in March 2030 (the “7.00% Senior Notes”). Long-term financing needs include the repayment of our 7.00% Senior Notes. Additional long-term financing needs will depend largely on potential growth opportunities, including acquisition activity and other strategic transactions. Our asset-light business model requires modest capital expenditures, with annual capital expenditures over the last three fiscal years averaging less than 1% of net sales. No significant capital expenditures are planned for fiscal 2024. Additionally, we may seek to repurchase shares of our common stock. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
The following table presents select cash flow data, which is discussed below.

	Three Months Ended December 31,
dollars in millions	2023	2022
Cash provided by (used in):
Operating activities	$74.2	$36.3
Investing activities	(0.2)	(0.3)
Financing activities	(37.8)	(28.4)
Effect of exchange rate changes on cash and cash equivalents	0.4	0.5
Net increase in cash and cash equivalents	$36.6	$8.1
Operating Activities
Cash provided by operating activities for the three months ended December 31, 2023 increased $37.9 million compared to the prior year period. This increase was primarily due to moderated inventory levels in the current year period (compared to increased inventory levels in the prior year period). Additionally, interest payments decreased $1.4 million due to lower borrowings outstanding under our Revolving Credit Facility. These positive impacts were partially offset by increased tax payments (net of refunds) of $0.8 million.

Investing Activities
Cash used in investing activities for the three months ended December 31, 2023 decreased $0.1 million compared to the prior year period resulting from a decrease in capital expenditures.
Financing Activities
Three months ended December 31, 2023
Cash used in financing activities for the three months ended December 31, 2023 was $37.8 million. We paid $9.4 million, including broker’s commissions, for the repurchase of shares of our common stock and repaid $25.0 million under the Revolving Credit Facility.
Three months ended December 31, 2022
Cash used in financing activities for the three months ended December 31, 2022 was $28.4 million. We paid $41.2 million, including broker’s commissions, for the repurchase of shares of our common stock and borrowed and repaid $55.0 million and $40.0 million, respectively, under the Revolving Credit Facility.
Debt Covenants
The Credit Agreement contains affirmative and negative covenants applicable to us and our restricted subsidiaries customary for agreements of this type, including delivery of financial and other information; compliance with laws; maintenance of property, existence, insurance and books and records; providing inspection rights; obligation to provide collateral and guarantees by certain new subsidiaries; delivery of environmental reports; participation in an annual meeting with the agent and the lenders; further assurances; and limitations with respect to indebtedness, liens, fundamental changes, restrictive agreements, use of proceeds, amendments of organization documents, prepayments and amendments of certain indebtedness, dispositions of assets, acquisitions and other investments, sale leaseback transactions, changes in the nature of business, transactions with affiliates and dividends and redemptions or repurchases of stock. Under the terms of the Credit Agreement, we are also required to comply with a financial covenant requiring us to maintain a total net leverage ratio (as defined in the Credit Agreement) not to exceed 6.00:1.00, measured as of the last day of each fiscal quarter. We were in compliance with the financial covenant as of December 31, 2023, and we do not believe non-compliance is reasonably likely in the foreseeable future.
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
CRITICAL ACCOUNTING ESTIMATES
Our critical accounting estimates are more fully described in our Annual Report on Form 10-K for the year ended September 30, 2023, as filed with the Securities and Exchange Commission (the “SEC”) on November 21, 2023. There have been no significant changes to our critical accounting estimates since September 30, 2023.
RECENTLY ISSUED ACCOUNTING STANDARDS
See Note 2 within “Notes to Condensed Consolidated Financial Statements” for a discussion regarding recently issued accounting standards.
CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS
Forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, are made throughout this report, including statements regarding unanticipated developments that negatively impact our common stock . These forward-looking statements are sometimes identified from the use of forward-looking words such as “believe,” “should,” “could,” “potential,” “continue,” “expect,” “project,” “estimate,” “predict,” “anticipate,” “aim,” “intend,” “plan,” “forecast,” “target,” “is likely,” “will,” “can,” “may” or “would” or the negative of these terms or similar expressions elsewhere in this report. Our financial condition, results of operations and cash flows may differ materially from those in the forward-looking statements. Such statements are based on management’s current views and assumptions and involve risks and uncertainties that could affect expected results. Those risks and uncertainties include, but are not limited to, the following:
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
•our ability to obtain additional financing (including both secured and unsecured debt) and our ability to service our outstanding debt (including covenants that restrict the operation of our business);
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
•risks related to the previously completed Spin-off, including our inability to take certain actions because such actions could jeopardize the tax-free status of the Spin-off and our possible responsibility for U.S. federal tax liabilities related to the Spin-off;
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
•significant differences in our actual operating results from any guidance we may give regarding our performance; and
•other risks and uncertainties included under “Risk Factors” in this report and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023, filed with the SEC on November 21, 2023.
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
Interest Rate Risk
As of both December 31, 2023 and September 30, 2023, the Company had outstanding principal value indebtedness of $840.0 million related to its 7.00% Senior Notes. Additionally, the Company had an aggregate principal amount of $25.0 million outstanding under its Revolving Credit Facility as of September 30, 2023. The Company had no amounts outstanding under its Revolving Credit Facility as of December 31, 2023. Borrowings under the Revolving Credit Facility bear interest at variable rates.
As of December 31, 2023 and September 30, 2023, the fair value of the Company’s debt, excluding any borrowings under its Revolving Credit Facility, was $873.2 million and $830.0 million, respectively. Changes in interest rates impact fixed and variable rate debt differently. For fixed rate debt, a change in interest rates will only impact the fair value of the debt, whereas a change in interest rates on variable rate debt will impact interest expense and cash flows. A hypothetical 10% decrease in interest rates would have increased the fair value of the fixed rate debt by approximately $15 million and $19 million as of December 31, 2023 and September 30, 2023, respectively. A hypothetical 10% increase in interest rates would have had an immaterial impact on both interest expense and interest paid during the three months ended December 31, 2023 and 2022. For additional information regarding the Company’s debt, see Note 11 within “Notes to Condensed Consolidated Financial Statements.”
ITEM 4.    CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Management, with the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the Company, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to provide reasonable assurance of achieving the desired control objectives.
Changes in Internal Control Over Financial Reporting
There were no significant changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.    OTHER INFORMATION.
ITEM 1.    LEGAL PROCEEDINGS.
The information required under this Item 1 is set forth in Note 12 within “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 of this report, which is incorporated herein by reference. For disclosure of environmental proceedings with a governmental entity as a party pursuant to Item 103(c)(3)(iii) of Regulation S-K, the Company has elected to disclose matters where the Company reasonably believes such proceeding would result in monetary sanctions, exclusive of interest and costs, of $1.0 million or more. Applying this threshold, there are no such environmental proceedings to disclose for the three months ended December 31, 2023.
ITEM 1A.    RISK FACTORS.
In addition to the information set forth elsewhere in this Quarterly Report on Form 10-Q (the “Quarterly Report”), you should carefully consider the risk factors we previously disclosed in our Annual Report on Form 10-K, filed with the SEC on November 21, 2023, as of and for the year ended September 30, 2023 (the “Annual Report”). As of the date of this Quarterly Report, there have been no material changes to the risk factors previously disclosed in the Annual Report. These risks could materially and adversely affect our business, financial condition, results of operations and cash flows. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business, financial condition, results of operations and cash flows.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table sets forth information with respect to repurchases of shares of our common stock during the three months ended December 31, 2023 and our common stock repurchase authorization.

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (b)
October 1, 2023 - October 31, 2023	161,079	$41.85	161,079	$16,378,427
November 1, 2023 - November 30, 2023	28,462	$50.49	28,462	$14,941,256
December 1, 2023 - December 31, 2023	22,307	$53.79	22,307	$13,741,342
Total	211,848	$44.27	211,848	$13,741,342
(a)Does not include broker’s commissions or accrued excise tax.
(b)On May 3, 2023, the Company’s Board of Directors approved an $80,000,000 repurchase authorization (the “Authorization”) with respect to shares of our common stock effective May 3, 2023. The Authorization expires on May 3, 2025. Repurchases may be made from time to time in the open market, private purchases, through forward, derivative, alternative, accelerated repurchase or automatic purchase transactions, or otherwise.
ITEM 5.    OTHER INFORMATION.
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended December 31, 2023, no director or “officer,” as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended, of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

4.2	Form of Note (Incorporated by reference to Exhibit 4.2 to the Company’s Second Form 8-K filed on March 10, 2022, which Exhibit 4.2 is referenced in Exhibit 4.1 to such filing)
31.1	Certification of Darcy H. Davenport pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 6, 2024
31.2	Certification of Paul A. Rode pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 6, 2024
32.1	Certification of Darcy H. Davenport and Paul A. Rode, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 6, 2024
101
Interactive Data File (Form 10-Q for the quarterly period ended December 31, 2023 filed in iXBRL (Inline eXtensible Business Reporting Language)). The financial information contained in the iXBRL-related documents is “unaudited” and “unreviewed.”

104	The cover page from the Company’s Form 10-Q for the quarterly period ended December 31, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101

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

BELLRING BRANDS, INC.
Date:	February 6, 2024	By:	/s/ Darcy H. Davenport
Darcy H. Davenport
President and Chief Executive Officer