Form 10-Q
period 2024-03-31
BELLRING BRANDS, INC.
filed 2024-05-07
CIK 1772016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________
FORM 10-Q
__________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR
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
Common Stock, $0.01 par value per share – 130,433,808 shares as of April 30, 2024

BELLRING BRANDS, INC.
QUARTERLY REPORT ON FORM 10-Q

i

PART I.    FINANCIAL INFORMATION.
ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED).
BELLRING BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Net Sales	$494.6	$385.6	$925.0	$748.3
Cost of goods sold	330.3	268.5	612.7	509.4
Gross Profit	164.3	117.1	312.3	238.9
Selling, general and administrative expenses	69.1	54.3	121.9	96.0
Amortization of intangible assets	4.2	4.8	26.4	9.7
Operating Profit	91.0	58.0	164.0	133.2
Interest expense, net	14.5	16.8	29.4	33.5
Earnings before Income Taxes	76.5	41.2	134.6	99.7
Income tax expense	19.3	10.3	33.5	24.6
Net Earnings	$57.2	$30.9	$101.1	$75.1

Earnings per Common Share:
Basic	$0.44	$0.23	$0.77	$0.56
Diluted	$0.43	$0.23	$0.76	$0.56

Weighted-Average Common Shares Outstanding:
Basic	131.0	133.4	131.1	134.1
Diluted	133.0	134.5	133.0	134.8
 See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

BELLRING BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in millions)

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Net Earnings	$57.2	$30.9	$101.1	$75.1
Unrealized foreign currency translation adjustments	(0.4)	0.3	0.4	1.8
Other Comprehensive (Loss) Income	(0.4)	0.3	0.4	1.8
Total Comprehensive Income	$56.8	$31.2	$101.5	$76.9
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

BELLRING BRANDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions)

	March 31, 2024	September 30, 2023
ASSETS
Current Assets
Cash and cash equivalents	$79.3	$48.4
Receivables, net	229.4	168.2
Inventories	194.1	194.3
Prepaid expenses and other current assets	10.4	13.3
Total Current Assets	513.2	424.2
Property, net	8.5	8.5
Goodwill	65.9	65.9
Intangible assets, net	150.4	176.8
Deferred income taxes	12.2	4.2
Other assets	14.8	12.0
Total Assets	$765.0	$691.6

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$101.9	$89.0
Other current liabilities	71.1	61.2
Total Current Liabilities	173.0	150.2
Long-term debt	832.4	856.8
Deferred income taxes	0.4	0.4
Other liabilities	6.9	7.7
Total Liabilities	1,012.7	1,015.1
Stockholders’ Deficit
Common stock	1.4	1.4
Additional paid-in capital	26.1	19.3
Accumulated deficit	(89.0)	(190.1)
Accumulated other comprehensive loss	(2.7)	(3.1)
Treasury stock, at cost	(183.5)	(151.0)
Total Stockholders’ Deficit	(247.7)	(323.5)
Total Liabilities and Stockholders’ Deficit	$765.0	$691.6
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

BELLRING BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Six Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities
Net earnings	$101.1	$75.1
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	27.2	10.5
Non-cash stock-based compensation expense	10.0	7.0
Deferred income taxes	(8.0)	(0.9)
Other, net	1.0	0.2
Other changes in operating assets and liabilities:
Increase in receivables, net	(61.1)	(19.8)
Decrease (increase) in inventories	0.4	(64.5)
Decrease in prepaid expenses and other current assets	3.0	0.3
(Increase) decrease in other assets	(2.8)	0.9
Increase in accounts payable and other current liabilities	19.7	11.5
Net Cash Provided by Operating Activities	90.5	20.3

Cash Flows from Investing Activities
Additions to property	(0.5)	(0.5)
Net Cash Used in Investing Activities	(0.5)	(0.5)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	—	115.0
Repayments of long-term debt	(25.0)	(75.0)
Purchases of treasury stock	(30.8)	(68.5)
Other, net	(3.4)	(2.2)
Net Cash Used in Financing Activities	(59.2)	(30.7)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	0.1	0.6
Net Increase (Decrease) in Cash and Cash Equivalents	30.9	(10.3)
Cash and Cash Equivalents, Beginning of Year	48.4	35.8
Cash and Cash Equivalents, End of Period	$79.3	$25.5
 See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

BELLRING BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (Unaudited)
(in millions)

	As of and for the Three Months Ended March 31,		As of and for the Six Months Ended March 31,
	2024	2023	2024	2023
Common Stock
Beginning and end of period	$1.4	$1.4	$1.4	$1.4
Additional Paid-in Capital
Beginning of period	20.6	8.4	19.3	7.0
Activity under stock and deferred compensation plans	0.1	0.1	(3.2)	(2.0)
Non-cash stock-based compensation expense	5.4	3.5	10.0	7.0
End of period	26.1	12.0	26.1	12.0
Accumulated Deficit
Beginning of period	(146.2)	(311.4)	(190.1)	(355.6)
Net earnings	57.2	30.9	101.1	75.1
End of period	(89.0)	(280.5)	(89.0)	(280.5)
Accumulated Other Comprehensive Loss
Beginning of period	(2.3)	(2.8)	(3.1)	(4.3)
Foreign currency translation adjustments	(0.4)	0.3	0.4	1.8
End of period	(2.7)	(2.5)	(2.7)	(2.5)
Treasury Stock
Beginning of period	(160.4)	(65.9)	(151.0)	(24.7)
Purchases of treasury stock	(23.1)	(27.6)	(32.5)	(68.8)
End of period	(183.5)	(93.5)	(183.5)	(93.5)
Total Stockholders’ Deficit	$(247.7)	$(363.1)	$(247.7)	$(363.1)
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
NOTE 3 — REVENUE
The following table presents net sales by product.

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Shakes and other beverages	$397.9	$299.9	$748.1	$596.9
Powders	84.1	73.8	153.8	129.9
Other	12.6	11.9	23.1	21.5
Net Sales	$494.6	$385.6	$925.0	$748.3
NOTE 4 — RELATED PARTY TRANSACTIONS
Transactions between the Company and Post Holdings, Inc. (“Post”) are considered related party transactions as certain of the Company’s directors serve as officers or directors of Post.

MSA Fees and Royalties
The Company uses certain functions and services performed by Post under a master services agreement (the “MSA”). These functions and services include finance, internal audit, treasury, information technology support, insurance and tax matters, the use of office and/or data center space, payroll processing services and tax compliance services. MSA fees were $0.8 and $1.7 during the three and six months ended March 31, 2024, respectively, and $1.0 and $2.3 during the three and six months ended March 31, 2023, respectively. MSA fees were reported in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations.
The Company licenses certain intellectual property to and from Post and its subsidiaries based upon prices governed by agreements between the Company and Post and its subsidiaries, consistent with prices of similar arm's-length transactions. During both the three and six months ended March 31, 2024 and 2023, royalties paid to and received from Post and its subsidiaries were immaterial.
Co-Packing Agreement
On September 30, 2022, Premier Nutrition Company, LLC (“Premier Nutrition”), a subsidiary of the Company, entered into a co-packing agreement with Comet Processing, Inc. (“Comet”), a wholly-owned subsidiary of Post (the “Co-Packing Agreement”). Under the Co-Packing Agreement, Premier Nutrition procures certain packaging materials for Comet that Comet utilizes in the production of RTD shakes for Premier Nutrition. In December 2023, in accordance with the terms of the Co-Packing Agreement, Comet began manufacturing RTD shakes for Premier Nutrition.
During both the three and six months ended March 31, 2024, purchases of RTD shakes manufactured by Comet were $1.9. There were no purchases of RTD shakes manufactured by Comet during fiscal 2023. In addition, Premier Nutrition incurred $1.0 during the six months ended March 31, 2024 related to start-up costs that are reimbursable to Comet from Premier Nutrition pursuant to the Co-Packing Agreement. No reimbursable start-up costs were incurred by Premier Nutrition during the three months ended March 31, 2024 or the three and six months ended March 31, 2023.
As of March 31, 2024 and September 30, 2023, the Company had current payables with Post of $1.5 and $2.5, respectively, related to RTD shake purchases, MSA fees and reimbursable start-up costs, which were included in “Accounts payable” on the Condensed Consolidated Balance Sheets. Current receivables with Post at both March 31, 2024 and September 30, 2023 were immaterial.
NOTE 5 — EARNINGS PER SHARE
Basic earnings per share is based on the average number of shares of common stock outstanding during each period. Diluted earnings per share is based on the average number of shares of common stock used for the basic earnings per share calculation, adjusted for the dilutive effect of stock options and restricted stock units using the “treasury stock” method.
The following table presents the computation of basic and diluted earnings per share.

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Net earnings	$57.2	$30.9	$101.1	$75.1

Weighted-average shares for basic earnings per share	131.0	133.4	131.1	134.1
Effect of dilutive securities:
Stock options	0.2	0.1	0.2	0.1
Restricted stock units	0.3	0.2	0.3	0.2
Performance-based restricted stock units	1.5	0.8	1.4	0.4
Weighted-average shares for diluted earnings per share	133.0	134.5	133.0	134.8

Basic earnings per common share	$0.44	$0.23	$0.77	$0.56
Diluted earnings per common share	$0.43	$0.23	$0.76	$0.56

The following table presents the securities that have been excluded from the calculation of weighted-average shares for diluted earnings per share as they were anti-dilutive.

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Restricted stock units	—	—	—	0.1
Performance-based restricted stock units	—	—	—	0.3
NOTE 6 — INVENTORIES

	March 31, 2024	September 30, 2023
Raw materials and supplies	$60.2	$60.4
Work in process	0.1	0.1
Finished products	133.8	133.8
Inventories	$194.1	$194.3
NOTE 7 — PROPERTY, NET

	March 31, 2024	September 30, 2023
Property, at cost	$22.0	$24.0
Accumulated depreciation	(13.5)	(15.5)
Property, net	$8.5	$8.5
NOTE 8 — GOODWILL
The components of “Goodwill” on the Condensed Consolidated Balance Sheets at both March 31, 2024 and September 30, 2023 are presented in the following table.

Goodwill, gross	$180.7
Accumulated impairment losses	(114.8)
Goodwill	$65.9
NOTE 9 — INTANGIBLE ASSETS, NET

	March 31, 2024			September 30, 2023
	Carrying Amount	Accumulated Amortization	Net Amount	Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	$160.7	$(90.2)	$70.5	$178.4	$(97.2)	$81.2
Trademarks and brands	164.5	(84.6)	79.9	194.0	(98.4)	95.6
Other intangible assets	3.1	(3.1)	—	3.1	(3.1)	—
Intangible assets, net	$328.3	$(177.9)	$150.4	$375.5	$(198.7)	$176.8
In August 2023, the Company approved a plan to discontinue the PowerBar business in North America. In connection with the discontinuance, the Company updated the useful lives of the customer relationships and trademark associated with the PowerBar business in North America to reflect the remaining period in which the Company expects to sell existing PowerBar product inventory in North America. Accelerated amortization of zero and $17.4 was recorded during the three and six months ended March 31, 2024, respectively, resulting from the updated useful lives of the customer relationships and trademark associated with the PowerBar business in North America, which were fully amortized and written off as of March 31, 2024.
NOTE 10 — FAIR VALUE MEASUREMENTS
The Company’s financial assets and liabilities include cash and cash equivalents, receivables and accounts payable for which the carrying value approximates fair value due to their short maturities (less than 12 months). The Company does not record its long-term debt at fair value on the Condensed Consolidated Balance Sheets. The fair value of outstanding borrowings under the Revolving Credit Facility (as defined in Note 11) as of September 30, 2023 approximated its carrying value. Based on market rates, the fair value (Level 2) of the Company’s debt, excluding any borrowings under the Revolving Credit Facility, was $866.6 and $830.0 as of March 31, 2024 and September 30, 2023, respectively.
Certain assets and liabilities, including property, goodwill and other intangible assets, are measured at fair value on a non-recurring basis using Level 3 inputs.
NOTE 11 — LONG-TERM DEBT
The following table presents the components of “Long-term debt” on the Condensed Consolidated Balance Sheets.

	March 31, 2024	September 30, 2023
7.00% Senior Notes maturing in March 2030	$840.0	$840.0
Revolving Credit Facility	—	25.0
Total principal amount of debt	840.0	865.0
Less: Debt issuance costs, net	7.6	8.2
Long-term debt	$832.4	$856.8
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
During the six months ended March 31, 2024 and 2023, the Company borrowed zero and $115.0 under the Revolving Credit Facility, respectively, and repaid $25.0 and $75.0 under the Revolving Credit Facility, respectively. The interest rate on the utilized portion of the Revolving Credit Facility was 8.42% as of September 30, 2023, and there were no amounts outstanding under the Revolving Credit Facility as of March 31, 2024. The available borrowing capacity under the Revolving Credit Facility was $250.0 and $225.0 as of March 31, 2024 and September 30, 2023, respectively, and there were no outstanding letters of credit as of March 31, 2024 or September 30, 2023.
Under the terms of the Credit Agreement, the Company is required to maintain a total net leverage ratio (as defined in the Credit Agreement) not to exceed 6.00:1.00, measured as of the last day of each fiscal quarter. The total net leverage ratio of the Company did not exceed this threshold as of March 31, 2024.
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
In September 2020, the same lead counsel re-filed the California Federal Class Lawsuit against Premier Nutrition in California Superior Court for the County of Alameda, alleging identical claims and seeking restitution and injunctive relief on behalf of the same putative class of California consumers as the California Federal Class Lawsuit. In March 2023, the Alameda Superior Court granted in part and denied in part Premier Nutrition’s motion for judgment based on res judicata and in May 2023, the Court reaffirmed its ruling. In July 2023, Premier Nutrition filed a petition for writ of mandamus in the California Court of Appeal, which writ was denied in March 2024. In November 2023, the Court certified the case as a class action. Trial is anticipated in calendar year 2024.
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
Other than legal fees, no expense related to this litigation was incurred during the three or six months ended March 31, 2024 or 2023. At both March 31, 2024 and September 30, 2023, the Company had an estimated liability of $21.0 related to these matters that was included in “Other current liabilities” on the Condensed Consolidated Balance Sheets.
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
Other than legal fees, no expense related to the Protein Products Class Lawsuit was incurred during the three or six months ended March 31, 2024 or 2023.
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
Other than legal fees, no expense related to the Protein Products Prop 65 Notice was incurred during the three or six months ended March 31, 2024 or 2023.
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
NOTE 13 — STOCKHOLDERS’ DEFICIT
The following table summarizes the Company’s repurchases of its common stock.

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Shares repurchased	0.4	0.9	0.6	2.7
Average price per share (a)	$56.46	$29.74	$52.28	$25.52
Total share repurchase cost (b)	$23.1	$27.6	$32.5	$68.8
(a)Average price per share excludes accrued excise tax and broker’s commissions, which are included in “Total share repurchase cost” within this table.
(b)“Purchases of treasury stock” in the Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2024 excluded $1.5 of repurchases of common stock that did not settle until April 2024 and $0.2 of accrued excise tax that had not been paid as of March 31, 2024. “Purchases of treasury stock” in the Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2023 excluded $0.3 of accrued excise tax that had not been paid as of March 31, 2023.

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
Market Trends
During fiscal 2023, input cost inflation, including raw material, packaging and manufacturing costs, impacted our supply chain and put downward pressure on profit margins. As a result, we took pricing actions on certain products in the prior fiscal year. During the first half of fiscal 2024, inflationary pressures on protein costs eased while other costs, such as packaging and manufacturing, continued to face inflationary pressures. We expect inflationary pressures on most input costs to increase during the second half of fiscal 2024 compared to the first half of fiscal 2024, and inflation could have a materially adverse impact on our business in the future if inflation rates were to significantly exceed our ability to achieve price increases or cost savings or if such price increases impact demand for our products.
For additional discussion, refer to “Liquidity and Capital Resources” and “Cautionary Statement on Forward-Looking Statements” within this section.
RESULTS OF OPERATIONS

	Three Months Ended March 31,		Change in		Six Months Ended March 31,		Change in
dollars in millions	2024	2023	$	%	2024	2023	$	%
Net Sales	$494.6	$385.6	$109.0	28%	$925.0	$748.3	$176.7	24%

Operating Profit	$91.0	$58.0	$33.0	57%	$164.0	$133.2	$30.8	23%
Interest expense, net	14.5	16.8	(2.3)	(14)%	29.4	33.5	(4.1)	(12)%
Income tax expense	19.3	10.3	9.0	87%	33.5	24.6	8.9	36%
Net Earnings	$57.2	$30.9	$26.3	85%	$101.1	$75.1	$26.0	35%
Net Sales
Net sales increased $109.0 million, or 28%, during the three months ended March 31, 2024 compared to the prior year period. Sales of Premier Protein products were up $106.0 million, or 34%, driven by 45% higher volumes primarily due to increased promotional activity, which resulted in lower average net selling prices, and distribution gains. Sales of Dymatize products were up $2.8 million, or 5%, on 1% higher volumes. Average net selling prices increased in the three months ended March 31, 2024 primarily due to favorable mix. Sales of all other products were up $0.2 million.
Net sales increased $176.7 million, or 24%, during the six months ended March 31, 2024 compared to the prior year period. Sales of Premier Protein products were up $164.2 million, or 26%, driven by 32% higher volumes primarily due to increased promotional activity, which resulted in lower average net selling prices and distribution gains. Sales of Dymatize products were up $12.4 million, or 12%, on 14% higher volumes. Volumes increased primarily due to the timing of quarterly shipments in the prior year period and distribution gains. Sales of all other products were up $0.1 million.
Operating Profit
Operating profit increased $33.0 million, or 57%, during the three months ended March 31, 2024 compared to the prior year period. This increase was driven by higher net sales (net of increased promotional activity), as previously discussed, and lower net product costs of $34.6 million (primarily due to lower raw material costs). These positive impacts were partially offset by higher employee-related expenses of $7.9 million and higher advertising expense of $3.3 million.
Operating profit increased $30.8 million, or 23%, during the six months ended March 31, 2024 compared to the prior year period. This increase was primarily driven by higher net sales (net of increased promotional activity), as previously discussed, and lower net product costs of $42.0 million (driven by lower raw material costs, partially offset by higher manufacturing costs). These positive impacts were partially offset by higher accelerated amortization of $17.4 million related to the discontinuance of the PowerBar business in North America, higher employee-related expenses of $13.2 million and higher advertising expense of $4.3 million.
Interest Expense, Net
Interest expense, net decreased $2.3 million during the three months ended March 31, 2024 compared to the prior year period primarily due to lower borrowings outstanding under our Revolving Credit Facility (as defined in “Liquidity and Capital Resources” within this section). As a result, the weighted-average interest rate on our total outstanding debt decreased to 7.0% for the three months ended March 31, 2024 from 7.3% for the three months ended March 31, 2023.
Interest expense, net decreased $4.1 million during the six months ended March 31, 2024 compared to the prior year period primarily due to lower borrowings outstanding under our Revolving Credit Facility. As a result, the weighted-average interest rate on our total outstanding debt decreased to 7.0% for the six months ended March 31, 2024 from 7.2% for the six months ended March 31, 2023.
See Note 11 within “Notes to Condensed Consolidated Financial Statements” for additional information on our debt.
Income Tax Expense
Our effective income tax rate was 25.2% and 25.0% for the three months ended March 31, 2024 and 2023, respectively, and 24.9% and 24.7% for the six months ended March 31, 2024 and 2023, respectively.
LIQUIDITY AND CAPITAL RESOURCES
During the six months ended March 31, 2024, we repaid $25.0 million under our revolving credit facility, which is provided under our credit agreement entered into on March 10, 2022 (as amended, the “Credit Agreement”) in an aggregate principal amount of $250.0 million (the “Revolving Credit Facility”). As of March 31, 2024, there were no outstanding borrowings or letters of credit under the Revolving Credit Facility, providing us available borrowing capacity of $250.0 million. Letters of credit are available under the Revolving Credit Facility in an aggregate amount of up to $20.0 million. Our Credit Agreement provides for potential incremental revolving and term facilities at the Company’s request and at the discretion of the lenders or other persons providing such incremental facilities, in each case on terms to be determined, and also permits the Company to incur other secured or unsecured debt, in all cases subject to conditions and limitations as specified in the Credit Agreement.
During the six months ended March 31, 2024, we repurchased 0.6 million shares of our common stock at an average share price of $52.28 per share and at a total cost, including accrued excise tax and broker’s commissions, of $32.5 million.
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

The following table presents select cash flow data, which is discussed below.

	Six Months Ended March 31,
dollars in millions	2024	2023
Cash provided by (used in):
Operating activities	$90.5	$20.3
Investing activities	(0.5)	(0.5)
Financing activities	(59.2)	(30.7)
Effect of exchange rate changes on cash and cash equivalents	0.1	0.6
Net increase (decrease) in cash and cash equivalents	$30.9	$(10.3)
Operating Activities
Cash provided by operating activities for the six months ended March 31, 2024 increased $70.2 million compared to the prior year period. This increase was primarily due to moderated inventory levels in the current year period (compared to increased inventory levels in the prior year period) and decreased interest payments of $3.2 million due to lower borrowings outstanding under our Revolving Credit Facility. These positive impacts were partially offset by higher receivable levels in the current year period driven by higher net sales and increased tax payments (net of refunds) of $2.1 million.
Investing Activities
Cash used in investing activities was $0.5 million for both the six months ended March 31, 2024 and 2023 and related to capital expenditures.
Financing Activities
Six months ended March 31, 2024
Cash used in financing activities for the six months ended March 31, 2024 was $59.2 million. We paid $30.8 million, including broker’s commissions, for the repurchase of shares of our common stock and repaid $25.0 million under the Revolving Credit Facility.
Six months ended March 31, 2023
Cash used in financing activities for the six months ended March 31, 2023 was $30.7 million. We paid $68.5 million, including broker’s commissions, for the repurchase of shares of our common stock and borrowed and repaid $115.0 million and $75.0 million, respectively, under the Revolving Credit Facility.
Debt Covenants
The Credit Agreement contains affirmative and negative covenants applicable to us and our restricted subsidiaries customary for agreements of this type, including delivery of financial and other information; compliance with laws; maintenance of property, existence, insurance and books and records; providing inspection rights; obligation to provide collateral and guarantees by certain new subsidiaries; delivery of environmental reports; participation in an annual meeting with the agent and the lenders; further assurances; and limitations with respect to indebtedness, liens, fundamental changes, restrictive agreements, use of proceeds, amendments of organization documents, prepayments and amendments of certain indebtedness, dispositions of assets, acquisitions and other investments, sale leaseback transactions, changes in the nature of business, transactions with affiliates and dividends and redemptions or repurchases of stock. Under the terms of the Credit Agreement, we are also required to comply with a financial covenant requiring us to maintain a total net leverage ratio (as defined in the Credit Agreement) not to exceed 6.00:1.00, measured as of the last day of each fiscal quarter. We were in compliance with the financial covenant as of March 31, 2024, and we do not believe non-compliance is reasonably likely in the foreseeable future.
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
•risks related to the previously completed Spin-off;
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
Interest Rate Risk
As of both March 31, 2024 and September 30, 2023, the Company had outstanding principal value indebtedness of $840.0 million related to its 7.00% Senior Notes. Additionally, the Company had an aggregate principal amount of $25.0 million outstanding under its Revolving Credit Facility as of September 30, 2023. The Company had no amounts outstanding under its Revolving Credit Facility as of March 31, 2024. Borrowings under the Revolving Credit Facility bear interest at variable rates.
As of March 31, 2024 and September 30, 2023, the fair value of the Company’s debt, excluding any borrowings under its Revolving Credit Facility, was $866.6 million and $830.0 million, respectively. Changes in interest rates impact fixed and variable rate debt differently. For fixed rate debt, a change in interest rates will only impact the fair value of the debt, whereas a change in interest rates on variable rate debt will impact interest expense and cash flows. A hypothetical 10% decrease in interest rates would have increased the fair value of the fixed rate debt by approximately $15 million and $19 million as of March 31, 2024 and September 30, 2023, respectively. A hypothetical 10% increase in interest rates would have had an immaterial impact on both interest expense and interest paid during the three and six months ended March 31, 2024 and 2023. For additional information regarding the Company’s debt, see Note 11 within “Notes to Condensed Consolidated Financial Statements.”
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
Changes in Internal Control Over Financial Reporting
There were no significant changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.    OTHER INFORMATION.
ITEM 1.    LEGAL PROCEEDINGS.
The information required under this Item 1 is set forth in Note 12 within “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 of this report, which is incorporated herein by reference. For disclosure of environmental proceedings with a governmental entity as a party pursuant to Item 103(c)(3)(iii) of Regulation S-K, the Company has elected to disclose matters where the Company reasonably believes such proceeding would result in monetary sanctions, exclusive of interest and costs, of $1.0 million or more. Applying this threshold, there are no such environmental proceedings to disclose for the three months ended March 31, 2024.
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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table sets forth information with respect to repurchases of shares of our common stock during the three months ended March 31, 2024 and our common stock repurchase authorization.

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (b)
January 1, 2024 - January 31, 2024	167,430	$52.56	167,430	$4,941,271
February 1, 2024 - February 29, 2024	61,497	$56.35	61,497	$1,475,928
March 1, 2024 - March 31, 2024	176,515	$60.20	176,515	$289,373,098
Total	405,442	$56.46	405,442	$289,373,098
(a)Does not include broker’s commissions or accrued excise tax.
(b)On May 3, 2023, the Company’s Board of Directors approved an $80,000,000 repurchase authorization with respect to shares of the Company’s common stock (the “Prior Authorization”). The Prior Authorization was effective on May 3, 2023 and had an expiration date of May 3, 2025. On February 29, 2024, the Company’s Board of Directors approved a new $300,000,000 repurchase authorization with respect to shares of the Company’s common stock (the “New Authorization”) and cancelled, effective March 11, 2024, the Prior Authorization. The New Authorization was effective on March 11, 2024 and has an expiration date of March 11, 2026. Repurchases may be made from time to time in the open market, private purchases, through forward, derivative, accelerated repurchase or automatic purchase transactions, or otherwise.
ITEM 5.    OTHER INFORMATION.
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended March 31, 2024, no director or “officer,” as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended, of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

4.2	Form of Note (Incorporated by reference to Exhibit 4.2 to the Company’s Second Form 8-K filed on March 10, 2022, which Exhibit 4.2 is referenced in Exhibit 4.1 to such filing)
31.1	Certification of Darcy H. Davenport pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 7, 2024
31.2	Certification of Paul A. Rode pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 7, 2024
32.1	Certification of Darcy H. Davenport and Paul A. Rode, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 7, 2024
101
Interactive Data File (Form 10-Q for the quarterly period ended March 31, 2024 filed in iXBRL (Inline eXtensible Business Reporting Language)). The financial information contained in the iXBRL-related documents is “unaudited” and “unreviewed.”

104	The cover page from the Company’s Form 10-Q for the quarterly period ended March 31, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101

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

BELLRING BRANDS, INC.
Date:	May 7, 2024	By:	/s/ Darcy H. Davenport
Darcy H. Davenport
President and Chief Executive Officer