Form 10-Q
period 2024-06-30
BELLRING BRANDS, INC.
filed 2024-08-06
CIK 1772016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________
FORM 10-Q
__________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR
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
Common Stock, $0.01 par value per share – 129,242,457 shares as of July 31, 2024

BELLRING BRANDS, INC.
QUARTERLY REPORT ON FORM 10-Q

i

PART I.    FINANCIAL INFORMATION.
ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED).
BELLRING BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Net Sales	$515.4	$445.9	$1,440.4	$1,194.2
Cost of goods sold	325.5	309.9	938.2	819.3
Gross Profit	189.9	136.0	502.2	374.9
Selling, general and administrative expenses	74.0	55.1	195.9	151.1
Amortization of intangible assets	4.3	4.9	30.7	14.6
Operating Profit	111.6	76.0	275.6	209.2
Interest expense, net	14.4	17.3	43.8	50.8
Earnings before Income Taxes	97.2	58.7	231.8	158.4
Income tax expense	23.5	14.4	57.0	39.0
Net Earnings	$73.7	$44.3	$174.8	$119.4

Earnings per Common Share:
Basic	$0.57	$0.33	$1.34	$0.89
Diluted	$0.56	$0.33	$1.32	$0.89

Weighted-Average Common Shares Outstanding:
Basic	130.0	132.4	130.7	133.6
Diluted	132.1	133.8	132.7	134.5
 See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

BELLRING BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in millions)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Net Earnings	$73.7	$44.3	$174.8	$119.4
Unrealized foreign currency translation adjustments	(0.1)	—	0.3	1.8
Other Comprehensive (Loss) Income	(0.1)	—	0.3	1.8
Total Comprehensive Income	$73.6	$44.3	$175.1	$121.2
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

BELLRING BRANDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions)

	June 30, 2024	September 30, 2023
ASSETS
Current Assets
Cash and cash equivalents	$72.6	$48.4
Receivables, net	230.7	168.2
Inventories	237.8	194.3
Prepaid expenses and other current assets	13.1	13.3
Total Current Assets	554.2	424.2
Property, net	8.2	8.5
Goodwill	65.9	65.9
Intangible assets, net	146.1	176.8
Deferred income taxes	14.4	4.2
Other assets	15.3	12.0
Total Assets	$804.1	$691.6

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$113.9	$89.0
Other current liabilities	94.0	61.2
Total Current Liabilities	207.9	150.2
Long-term debt	832.7	856.8
Deferred income taxes	0.4	0.4
Other liabilities	6.3	7.7
Total Liabilities	1,047.3	1,015.1
Stockholders’ Deficit
Common stock	1.4	1.4
Additional paid-in capital	31.6	19.3
Accumulated deficit	(15.3)	(190.1)
Accumulated other comprehensive loss	(2.8)	(3.1)
Treasury stock, at cost	(258.1)	(151.0)
Total Stockholders’ Deficit	(243.2)	(323.5)
Total Liabilities and Stockholders’ Deficit	$804.1	$691.6
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

BELLRING BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Nine Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities
Net earnings	$174.8	$119.4
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	31.8	15.8
Non-cash stock-based compensation expense	15.5	10.6
Deferred income taxes	(10.2)	(1.7)
Other, net	1.7	1.0
Other changes in operating assets and liabilities:
(Increase) decrease in receivables, net	(62.4)	0.2
Increase in inventories	(43.4)	(35.2)
Decrease (increase) in prepaid expenses and other current assets	0.2	(1.6)
(Increase) decrease in other assets	(3.4)	1.1
Increase in accounts payable and other current liabilities	54.9	21.1
Net Cash Provided by Operating Activities	159.5	130.7

Cash Flows from Investing Activities
Additions to property	(0.6)	(1.0)
Net Cash Used in Investing Activities	(0.6)	(1.0)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	—	115.0
Repayments of long-term debt	(25.0)	(135.0)
Purchases of treasury stock	(106.1)	(117.6)
Other, net	(3.5)	(2.2)
Net Cash Used in Financing Activities	(134.6)	(139.8)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(0.1)	0.4
Net Increase (Decrease) in Cash and Cash Equivalents	24.2	(9.7)
Cash and Cash Equivalents, Beginning of Year	48.4	35.8
Cash and Cash Equivalents, End of Period	$72.6	$26.1
 See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

BELLRING BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (Unaudited)
(in millions)

	As of and for the Three Months Ended June 30,		As of and for the Nine Months Ended June 30,
	2024	2023	2024	2023
Common Stock
Beginning and end of period	$1.4	$1.4	$1.4	$1.4
Additional Paid-in Capital
Beginning of period	26.1	12.0	19.3	7.0
Activity under stock and deferred compensation plans	—	—	(3.2)	(2.0)
Non-cash stock-based compensation expense	5.5	3.6	15.5	10.6
End of period	31.6	15.6	31.6	15.6
Accumulated Deficit
Beginning of period	(89.0)	(280.5)	(190.1)	(355.6)
Net earnings	73.7	44.3	174.8	119.4
End of period	(15.3)	(236.2)	(15.3)	(236.2)
Accumulated Other Comprehensive Loss
Beginning of period	(2.7)	(2.5)	(3.1)	(4.3)
Foreign currency translation adjustments	(0.1)	—	0.3	1.8
End of period	(2.8)	(2.5)	(2.8)	(2.5)
Treasury Stock
Beginning of period	(183.5)	(93.5)	(151.0)	(24.7)
Purchases of treasury stock	(74.6)	(49.5)	(107.1)	(118.3)
End of period	(258.1)	(143.0)	(258.1)	(143.0)
Total Stockholders’ Deficit	$(243.2)	$(364.7)	$(243.2)	$(364.7)
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
NOTE 3 — REVENUE
The following table presents net sales by product.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Shakes and other beverages	$411.9	$349.3	$1,160.0	$946.2
Powders	90.1	81.9	243.9	211.8
Other	13.4	14.7	36.5	36.2
Net Sales	$515.4	$445.9	$1,440.4	$1,194.2
NOTE 4 — RELATED PARTY TRANSACTIONS
Transactions between the Company and Post Holdings, Inc. (“Post”) are considered related party transactions as certain of the Company’s officers and/or directors serve as officers and/or directors of Post.

MSA Fees and Royalties
The Company uses certain functions and services performed by Post under a master services agreement (the “MSA”). These functions and services include finance, internal audit, treasury, information technology support, insurance and tax matters, the use of office and/or data center space, payroll processing services and tax compliance services. MSA fees were $0.8 and $2.5 during the three and nine months ended June 30, 2024, respectively, and $0.8 and $3.1 during the three and nine months ended June 30, 2023, respectively. MSA fees were reported in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations.
The Company licenses certain intellectual property to and from Post and its subsidiaries based upon prices governed by agreements between the Company and Post and its subsidiaries, consistent with prices of similar arm's-length transactions. During both the three and nine months ended June 30, 2024 and 2023, royalties paid to and received from Post and its subsidiaries were immaterial.
Co-Packing Agreement
On September 30, 2022, Premier Nutrition Company, LLC (“Premier Nutrition”), a subsidiary of the Company, entered into a co-packing agreement with Comet Processing, Inc. (“Comet”), a wholly-owned subsidiary of Post (the “Co-Packing Agreement”). Under the Co-Packing Agreement, Premier Nutrition procures certain packaging materials for Comet that Comet utilizes in the production of RTD shakes for Premier Nutrition. In December 2023, in accordance with the terms of the Co-Packing Agreement, Comet began manufacturing RTD shakes for Premier Nutrition. During the three and nine months ended June 30, 2024, purchases of RTD shakes manufactured by Comet were $4.3 and $6.2, respectively. There were no purchases of RTD shakes manufactured by Comet during fiscal 2023.
As of June 30, 2024 and September 30, 2023, the Company had current payables with Post of $1.0 and $2.5, respectively, related to RTD shake purchases, MSA fees and in the prior year, reimbursable start-up costs, which were included in “Accounts payable” on the Condensed Consolidated Balance Sheets. Current receivables with Post at both June 30, 2024 and September 30, 2023 were immaterial.
NOTE 5 — EARNINGS PER SHARE
Basic earnings per share is based on the average number of shares of common stock outstanding during each period. Diluted earnings per share is based on the average number of shares of common stock used for the basic earnings per share calculation, adjusted for the dilutive effect of stock options and restricted stock units using the “treasury stock” method.
The following table presents the computation of basic and diluted earnings per share.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Net earnings	$73.7	$44.3	$174.8	$119.4

Weighted-average shares for basic earnings per share	130.0	132.4	130.7	133.6
Effect of dilutive securities:
Stock options	0.2	0.1	0.2	0.1
Restricted stock units	0.3	0.3	0.3	0.2
Performance-based restricted stock units	1.6	1.0	1.5	0.6
Weighted-average shares for diluted earnings per share	132.1	133.8	132.7	134.5

Basic earnings per common share	$0.57	$0.33	$1.34	$0.89
Diluted earnings per common share	$0.56	$0.33	$1.32	$0.89
The following table presents the securities that have been excluded from the calculation of weighted-average shares for diluted earnings per share as they were anti-dilutive.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Performance-based restricted stock units	—	—	—	0.2

NOTE 6 — INVENTORIES

	June 30, 2024	September 30, 2023
Raw materials and supplies	$58.5	$60.4
Work in process	—	0.1
Finished products	179.3	133.8
Inventories	$237.8	$194.3
NOTE 7 — PROPERTY, NET

	June 30, 2024	September 30, 2023
Property, at cost	$20.7	$24.0
Accumulated depreciation	(12.5)	(15.5)
Property, net	$8.2	$8.5
NOTE 8 — GOODWILL
The components of “Goodwill” on the Condensed Consolidated Balance Sheets at both June 30, 2024 and September 30, 2023 are presented in the following table.

Goodwill, gross	$180.7
Accumulated impairment losses	(114.8)
Goodwill	$65.9
NOTE 9 — INTANGIBLE ASSETS, NET

	June 30, 2024			September 30, 2023
	Carrying Amount	Accumulated Amortization	Net Amount	Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	$160.6	$(92.4)	$68.2	$178.4	$(97.2)	$81.2
Trademarks and brands	164.5	(86.6)	77.9	194.0	(98.4)	95.6
Other intangible assets	3.1	(3.1)	—	3.1	(3.1)	—
Intangible assets, net	$328.2	$(182.1)	$146.1	$375.5	$(198.7)	$176.8
In August 2023, the Company approved a plan to discontinue the PowerBar business in North America. In connection with the discontinuance, the Company updated the useful lives of the customer relationships and trademark associated with the PowerBar business in North America to reflect the remaining period in which the Company expects to sell existing PowerBar product inventory in North America. Accelerated amortization of zero and $17.4 was recorded during the three and nine months ended June 30, 2024, respectively, resulting from the updated useful lives of the customer relationships and trademark associated with the PowerBar business in North America, which were fully amortized and written off as of June 30, 2024.
NOTE 10 — FAIR VALUE MEASUREMENTS
The Company’s financial assets and liabilities include cash and cash equivalents, receivables and accounts payable for which the carrying value approximates fair value due to their short maturities (less than 12 months). The Company does not record its long-term debt at fair value on the Condensed Consolidated Balance Sheets. The fair value of outstanding borrowings under the Revolving Credit Facility (as defined in Note 11) as of September 30, 2023 approximated its carrying value. Based on market rates, the fair value (Level 2) of the Company’s debt, excluding any borrowings under the Revolving Credit Facility, was $860.9 and $830.0 as of June 30, 2024 and September 30, 2023, respectively.
Certain assets and liabilities, including property, goodwill and other intangible assets, are measured at fair value on a non-recurring basis using Level 3 inputs.

NOTE 11 — LONG-TERM DEBT
The following table presents the components of “Long-term debt” on the Condensed Consolidated Balance Sheets.

	June 30, 2024	September 30, 2023
7.00% senior notes maturing in March 2030	$840.0	$840.0
Revolving Credit Facility	—	25.0
Total principal amount of debt	840.0	865.0
Less: Debt issuance costs, net	7.3	8.2
Long-term debt	$832.7	$856.8
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
During the nine months ended June 30, 2024 and 2023, the Company borrowed zero and $115.0 under the Revolving Credit Facility, respectively, and repaid $25.0 and $135.0 under the Revolving Credit Facility, respectively. The interest rate on the utilized portion of the Revolving Credit Facility was 8.42% as of September 30, 2023, and there were no amounts outstanding under the Revolving Credit Facility as of June 30, 2024. The available borrowing capacity under the Revolving Credit Facility was $250.0 and $225.0 as of June 30, 2024 and September 30, 2023, respectively, and there were no outstanding letters of credit as of June 30, 2024 or September 30, 2023.
Under the terms of the Credit Agreement, the Company is required to maintain a total net leverage ratio (as defined in the Credit Agreement) not to exceed 6.00:1.00, measured as of the last day of each fiscal quarter. The total net leverage ratio of the Company did not exceed this threshold as of June 30, 2024.
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
In September 2020, the same lead counsel re-filed the California Federal Class Lawsuit against Premier Nutrition in California Superior Court for the County of Alameda, alleging identical claims and seeking restitution and injunctive relief on behalf of the same putative class of California consumers as the California Federal Class Lawsuit. In March 2023, the Alameda Superior Court granted in part and denied in part Premier Nutrition’s motion for judgment based on res judicata and in May 2023, the Court reaffirmed its ruling. In July 2023, Premier Nutrition filed a petition for writ of mandamus in the California Court of Appeal, which writ was denied in March 2024. In November 2023, the Court certified the case as a class action. Trial is anticipated in fiscal year 2024.
In January 2019, the same lead counsel filed an additional class action complaint against Premier Nutrition in California Superior Court for the County of Alameda, alleging claims similar to the above actions and seeking monetary damages and injunctive relief on behalf of a putative class of California consumers, beginning after the California Federal Class Lawsuit class period. In July 2020, the court issued an order certifying a statewide class. Premier Nutrition moved for summary judgment on July 7, 2023, which motion remains pending. Trial is anticipated in fiscal year 2024.
The Company continues to vigorously defend these cases and intends to appeal any adverse judgements and awards of damages. The Company does not believe that the ultimate resolution of these cases will have a material adverse effect on its consolidated financial condition, results of operations or cash flows.
Other than legal fees, no expense related to this litigation was incurred during the three or nine months ended June 30, 2024 or 2023. At both June 30, 2024 and September 30, 2023, the Company had an estimated liability of $21.0 related to these matters that was included in “Other current liabilities” on the Condensed Consolidated Balance Sheets.
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
The Company and Premier Nutrition filed a motion to dismiss this case in August 2023, which motion was granted in part and denied in part. Plaintiffs filed an amended complaint in July 2024. The Company intends to vigorously defend the case, including appealing any adverse judgement or award. The Company does not believe that the ultimate resolution of the Protein Products Class Lawsuit will have a material adverse effect on its consolidated financial condition, results of operations or cash flows.
Other than legal fees, no expense related to the Protein Products Class Lawsuit was incurred during the three or nine months ended June 30, 2024 or 2023.
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
Other than legal fees, no expense related to the Protein Products Prop 65 Notice was incurred during the three or nine months ended June 30, 2024 or 2023.
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
NOTE 13 — STOCKHOLDERS’ DEFICIT
The following table summarizes the Company’s repurchases of its common stock.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Shares repurchased	1.3	1.3	1.9	4.0
Average price per share (a)	$58.08	$36.13	$56.18	$29.08
Total share repurchase cost (b)	$74.6	$49.5	$107.1	$118.3
(a)Average price per share excludes accrued excise tax and broker’s commissions, which are included in “Total share repurchase cost” within this table.
(b)“Purchases of treasury stock” in the Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2024 and 2023 excluded $1.0 and $0.7, respectively, of accrued excise tax that had not been paid as of June 30, 2024 and 2023, respectively.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and capital resources of BellRing Brands, Inc. and its consolidated subsidiaries. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included herein, our audited consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023 and the “Cautionary Statement on Forward-Looking Statements” section included below. The terms “our,” “we,” “us,” “Company” and “BellRing” refer to BellRing Brands, Inc. and its consolidated subsidiaries.
OVERVIEW
We are a consumer products holding company operating in the global convenient nutrition category and are a provider of ready-to-drink (“RTD”) protein shakes, other RTD beverages and powders. We have a single operating and reportable segment, with our principal products being protein-based consumer goods. Our primary brands are Premier Protein and Dymatize.
Market Trends
During fiscal 2023, input cost inflation, including raw material, packaging and manufacturing costs, impacted our supply chain and put downward pressure on profit margins. As a result, we took pricing actions on certain products in the prior fiscal year. During fiscal 2024, inflationary pressures on protein costs eased while other costs, such as packaging and manufacturing, continued to face inflationary pressures. We expect inflationary pressures on most input costs to increase during the remainder of fiscal 2024, and inflation could have a materially adverse impact on our business in the future if inflation rates were to significantly exceed our ability to achieve price increases or cost savings or if such price increases impact demand for our products.
For additional discussion, refer to “Liquidity and Capital Resources” and “Cautionary Statement on Forward-Looking Statements” within this section.
RESULTS OF OPERATIONS

	Three Months Ended June 30,		Change in		Nine Months Ended June 30,		Change in
dollars in millions	2024	2023	$	%	2024	2023	$	%
Net Sales	$515.4	$445.9	$69.5	16%	$1,440.4	$1,194.2	$246.2	21%

Operating Profit	$111.6	$76.0	$35.6	47%	$275.6	$209.2	$66.4	32%
Interest expense, net	14.4	17.3	(2.9)	(17)%	43.8	50.8	(7.0)	(14)%
Income tax expense	23.5	14.4	9.1	63%	57.0	39.0	18.0	46%
Net Earnings	$73.7	$44.3	$29.4	66%	$174.8	$119.4	$55.4	46%
Net Sales
Net sales increased $69.5 million, or 16%, during the three months ended June 30, 2024 compared to the prior year period. Sales of Premier Protein products were up $72.3 million, or 20%, driven by 19% higher volumes primarily due to higher RTD shake production and distribution gains. Sales of Dymatize products were down $1.7 million, or 3%, driven by a decrease in average net selling prices primarily due to increased promotional spending and unfavorable mix. This decrease was partially offset by 4% higher volumes primarily due to increases in international channel volumes. Sales of all other products were down $1.1 million.
Net sales increased $246.2 million, or 21%, during the nine months ended June 30, 2024 compared to the prior year period. Sales of Premier Protein products were up $236.5 million, or 24%, driven by 27% higher volumes primarily due to increased promotional activity, which resulted in lower average net selling prices, higher RTD shake production and distribution gains. Sales of Dymatize products were up $10.7 million, or 6%, on 11% higher volumes. Dymatize volumes increased primarily due to the timing of quarterly shipments. This increase was partially offset by decreased average net selling prices in the nine months ended June 30, 2024 primarily due to increased promotional spending. Sales of all other products were down $1.0 million.

Operating Profit
Operating profit increased $35.6 million, or 47%, during the three months ended June 30, 2024 compared to the prior year period. This increase was driven by higher net sales, as previously discussed, and lower net product costs of $36.2 million (primarily due to lower raw material costs, partially offset by higher manufacturing costs). These positive impacts were partially offset by higher employee-related expenses of $8.8 million and higher advertising expense of $3.3 million.
Operating profit increased $66.4 million, or 32%, during the nine months ended June 30, 2024 compared to the prior year period. This increase was primarily driven by higher net sales (net of increased promotional activity), as previously discussed, and lower net product costs of $78.2 million (driven by lower raw material costs, partially offset by higher manufacturing costs). These positive impacts were partially offset by higher accelerated amortization of $17.4 million related to the discontinuance of the PowerBar business in North America, higher employee-related expenses of $22.0 million and higher advertising expense of $7.6 million.
Interest Expense, Net
Interest expense, net decreased $2.9 million during the three months ended June 30, 2024 compared to the prior year period primarily due to lower borrowings outstanding under our Revolving Credit Facility (as defined in “Liquidity and Capital Resources” within this section). As a result, the weighted-average interest rate on our total outstanding debt decreased to 7.0% for the three months ended June 30, 2024 from 7.2% for the three months ended June 30, 2023.
Interest expense, net decreased $7.0 million during the nine months ended June 30, 2024 compared to the prior year period primarily due to lower borrowings outstanding under our Revolving Credit Facility. As a result, the weighted-average interest rate on our total outstanding debt decreased to 7.0% for the nine months ended June 30, 2024 from 7.2% for the nine months ended June 30, 2023.
See Note 11 within “Notes to Condensed Consolidated Financial Statements” for additional information on our debt.
Income Tax Expense
Our effective income tax rate was 24.2% and 24.5% for the three months ended June 30, 2024 and 2023, respectively, and 24.6% for both the nine months ended June 30, 2024 and 2023.
LIQUIDITY AND CAPITAL RESOURCES
During the nine months ended June 30, 2024, we repaid $25.0 million under our revolving credit facility, which is provided under our credit agreement entered into on March 10, 2022 (as amended, the “Credit Agreement”) in an aggregate principal amount of $250.0 million (the “Revolving Credit Facility”). As of June 30, 2024, there were no outstanding borrowings or letters of credit under the Revolving Credit Facility, providing us available borrowing capacity of $250.0 million. Letters of credit are available under the Revolving Credit Facility in an aggregate amount of up to $20.0 million. Our Credit Agreement provides for potential incremental revolving and term facilities at the Company’s request and at the discretion of the lenders or other persons providing such incremental facilities, in each case on terms to be determined, and also permits the Company to incur other secured or unsecured debt, in all cases subject to conditions and limitations as specified in the Credit Agreement.
During the nine months ended June 30, 2024, we repurchased 1.9 million shares of our common stock at an average share price of $56.18 per share and at a total cost, including accrued excise tax and broker’s commissions, of $107.1 million.
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
Short-term financing needs primarily consist of working capital requirements and interest payments on our 7.00% senior notes maturing in March 2030 (the “7.00% Senior Notes”). Long-term financing needs include the repayment of our 7.00% Senior Notes. Additional long-term financing needs will depend largely on potential growth opportunities, including acquisition activity and other strategic transactions. Our asset-light business model requires modest capital expenditures, with annual capital expenditures over the last three fiscal years averaging less than 1% of net sales. No significant capital expenditures are planned during the next 12 months. Additionally, we may seek to repurchase shares of our common stock. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
The following table presents select cash flow data, which is discussed below.

	Nine Months Ended June 30,
dollars in millions	2024	2023
Cash provided by (used in):
Operating activities	$159.5	$130.7
Investing activities	(0.6)	(1.0)
Financing activities	(134.6)	(139.8)
Effect of exchange rate changes on cash and cash equivalents	(0.1)	0.4
Net increase (decrease) in cash and cash equivalents	$24.2	$(9.7)
Operating Activities
Cash provided by operating activities for the nine months ended June 30, 2024 increased $28.8 million compared to the prior year period. This increase was primarily due to fluctuations in the timing of payments of trade payables and decreased interest payments of $5.7 million due to lower borrowings outstanding under our Revolving Credit Facility. These positive impacts were partially offset by increased trade receivable levels in the current year period, driven by higher net sales, and increased tax payments (net of refunds) of $16.4 million.
Investing Activities
Cash used in investing activities for the nine months ended June 30, 2024 decreased $0.4 million compared to the prior year period resulting from a decrease in capital expenditures.
Financing Activities
Nine months ended June 30, 2024
Cash used in financing activities for the nine months ended June 30, 2024 was $134.6 million. We paid $106.1 million, including broker’s commissions, for the repurchase of shares of our common stock and repaid $25.0 million under the Revolving Credit Facility.
Nine months ended June 30, 2023
Cash used in financing activities for the nine months ended June 30, 2023 was $139.8 million. We paid $117.6 million, including broker’s commissions, for the repurchase of shares of our common stock and repaid $135.0 million under the Revolving Credit Facility. Additionally, we borrowed $115.0 million under the Revolving Credit Facility.
Debt Covenants
The Credit Agreement contains affirmative and negative covenants applicable to us and our restricted subsidiaries customary for agreements of this type, including delivery of financial and other information; compliance with laws; maintenance of property, existence, insurance and books and records; providing inspection rights; obligation to provide collateral and guarantees by certain new subsidiaries; delivery of environmental reports; participation in an annual meeting with the agent and the lenders; further assurances; and limitations with respect to indebtedness, liens, fundamental changes, restrictive agreements, use of proceeds, amendments of organization documents, prepayments and amendments of certain indebtedness, dispositions of assets, acquisitions and other investments, sale leaseback transactions, changes in the nature of business, transactions with affiliates and dividends and redemptions or repurchases of stock. Under the terms of the Credit Agreement, we are also required to comply with a financial covenant requiring us to maintain a total net leverage ratio (as defined in the Credit Agreement) not to exceed 6.00:1.00, measured as of the last day of each fiscal quarter. We were in compliance with the financial covenant as of June 30, 2024, and we do not believe non-compliance is reasonably likely in the foreseeable future.
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
Interest Rate Risk
As of both June 30, 2024 and September 30, 2023, the Company had outstanding principal value indebtedness of $840.0 million related to its 7.00% Senior Notes. Additionally, the Company had an aggregate principal amount of $25.0 million outstanding under its Revolving Credit Facility as of September 30, 2023. The Company had no amounts outstanding under its Revolving Credit Facility as of June 30, 2024. Borrowings under the Revolving Credit Facility bear interest at variable rates.
As of June 30, 2024 and September 30, 2023, the fair value of the Company’s debt, excluding any borrowings under its Revolving Credit Facility, was $860.9 million and $830.0 million, respectively. Changes in interest rates impact fixed and variable rate debt differently. For fixed rate debt, a change in interest rates will only impact the fair value of the debt, whereas a change in interest rates on variable rate debt will impact interest expense and cash flows. A hypothetical 10% decrease in interest rates would have increased the fair value of the fixed rate debt by approximately $15 million and $19 million as of June 30, 2024 and September 30, 2023, respectively. A hypothetical 10% increase in interest rates would have had an immaterial impact on both interest expense and interest paid during the three and nine months ended June 30, 2024 and 2023. For additional information regarding the Company’s debt, see Note 11 within “Notes to Condensed Consolidated Financial Statements.”
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
Changes in Internal Control Over Financial Reporting
There were no significant changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.    OTHER INFORMATION.
ITEM 1.    LEGAL PROCEEDINGS.
The information required under this Item 1 is set forth in Note 12 within “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 of this report, which is incorporated herein by reference. For disclosure of environmental proceedings with a governmental entity as a party pursuant to Item 103(c)(3)(iii) of Regulation S-K, the Company has elected to disclose matters where the Company reasonably believes such proceeding would result in monetary sanctions, exclusive of interest and costs, of $1.0 million or more. Applying this threshold, there are no such environmental proceedings to disclose for the three months ended June 30, 2024.
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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table sets forth information with respect to repurchases of shares of our common stock during the three months ended June 30, 2024 and our common stock repurchase authorization.

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (b)
April 1, 2024 - April 30, 2024	341,389	$56.75	341,389	$270,000,526
May 1, 2024 - May 31, 2024	929,168	$58.57	929,168	$215,576,519
June 1, 2024 - June 30, 2024	—	—	—	$215,576,519
Total	1,270,557	$58.08	1,270,557	$215,576,519
(a)Does not include broker’s commissions or accrued excise tax.
(b)On February 29, 2024, the Company’s Board of Directors approved a $300,000,000 repurchase authorization with respect to shares of the Company’s common stock (the “Authorization”). The Authorization was effective on March 11, 2024 and has an expiration date of March 11, 2026. Repurchases may be made from time to time in the open market, private purchases, through forward, derivative, accelerated repurchase or automatic purchase transactions, or otherwise.
ITEM 5.    OTHER INFORMATION.
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended June 30, 2024, no director or “officer,” as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended, of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

4.2	Form of Note (Incorporated by reference to Exhibit 4.2 to the Company’s Second Form 8-K filed on March 10, 2022, which Exhibit 4.2 is referenced in Exhibit 4.1 to such filing)
31.1	Certification of Darcy H. Davenport pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 6, 2024
31.2	Certification of Paul A. Rode pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 6, 2024
32.1	Certification of Darcy H. Davenport and Paul A. Rode, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 6, 2024
101
Interactive Data File (Form 10-Q for the quarterly period ended June 30, 2024 filed in iXBRL (Inline eXtensible Business Reporting Language)). The financial information contained in the iXBRL-related documents is “unaudited” and “unreviewed.”

104	The cover page from the Company’s Form 10-Q for the quarterly period ended June 30, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101

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

BELLRING BRANDS, INC.
Date:	August 6, 2024	By:	/s/ Darcy H. Davenport
Darcy H. Davenport
President and Chief Executive Officer