Form 10-K
period 2024-09-30
BELLRING BRANDS, INC.
filed 2024-11-19
CIK 1772016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of March 29, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was $7,664,440,784.
Number of shares of Common Stock, $0.01 par value, outstanding as of November 12, 2024: 128,782,398

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant’s definitive proxy statement for its 2025 annual meeting of stockholders, to be filed with the Securities and Exchange Commission within 120 days after September 30, 2024, are incorporated by reference into Part III of this report.

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
•our dependence on third-party contract manufacturers for the manufacture of most of our products, including one manufacturer for nearly half of our RTD protein shakes;
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
•We are dependent on third-party contract manufacturers for the manufacture of most of our products, including one manufacturer for nearly half of our RTD protein shakes. Our business could suffer if we do not continue to contract with key third-party manufacturers or as a result of a third-party contract manufacturer’s inability to produce our products for us in the quantities required, on time or to our specifications.
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
•United States and global capital and credit market issues, including those that have arisen as a result of heightened inflation, could negatively affect our liquidity, increase our costs of borrowing and disrupt the operations of our suppliers and customers.
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
Our Company
We are a leader in the global convenient nutrition category, aiming to enhance the lives of our consumers by providing them with nutritious, great-tasting products they can enjoy throughout the day. Our primary brands, Premier Protein and Dymatize, target a broad range of consumers and compete in all major product forms, including ready-to-drink (“RTD”) protein shakes and powders. Our products are distributed across a diverse network of channels including club, food, drug and mass (“FDM”), eCommerce, specialty and convenience.
We have organically grown our net sales from $1,371.5 million in our year ended September 30, 2022 to $1,996.2 million in our year ended September 30, 2024. Over the same period, net earnings including redeemable noncontrolling interest increased from $116.0 million in our year ended September 30, 2022 to $246.5 million in our year ended September 30, 2024.
The Spin-off
Pursuant to the Transaction Agreement and in connection with a series of corporate separation transactions, on March 9, 2022, Post contributed to us (i) all of its nonvoting common units of BellRing Brands, LLC (“BellRing LLC”) and its sole outstanding share of Old BellRing’s Class B common stock, $0.01 par value per share (the “Old BellRing Class B Common Stock” and with Old BellRing’s Class A common stock, $0.01 par value per share (the “Old BellRing Class A Common Stock”), collectively, the “Old BellRing Common Stock”)) and (ii) $550.4 million in cash, in exchange for Post’s right to receive $840.0 million in aggregate principal amount of our 7.00% Senior Notes due 2030 and limited liability company interests in us (prior to our conversion to a Delaware corporation, as described below).
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
Immediately following the Spin-off, Post owned approximately 14.2% of BellRing Common Stock and the former holders of Old BellRing Class A Common Stock owned approximately 28.5% of BellRing Common Stock. As a result of the Spin-off, the dual class voting structure of Old BellRing was eliminated. As of both September 30, 2024 and 2023, Post had no ownership of BellRing Common Stock.
Unless otherwise indicated or the context otherwise requires, all references in this report to “BellRing,” “we,” “our,” “us,” “the Company” and “our Company” refer to (1) Old BellRing and its consolidated subsidiaries during the periods prior to the completion of the Spin-off, including BellRing LLC, Premier Nutrition Company, LLC (“Premier Nutrition”), Dymatize Enterprises, LLC (“Dymatize”), Supreme Protein, LLC (“Supreme Protein”), the PowerBar brand and Active Nutrition International GmbH (“Active Nutrition International”) and (2) us and our consolidated subsidiaries during the periods subsequent to the Spin-off, including, BellRing LLC, Premier Nutrition, Dymatize, Supreme Protein, Active Nutrition International and Premier Nutrition Canada, Inc., in each case, unless otherwise stated or the context otherwise indicates.
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
Immediately following the Spin-off, Post owned 19,397,339 shares, or approximately 14.2%, of BellRing Common Stock. On August 11, 2022, Post disposed of 14,800,000 shares of BellRing Common Stock, and on November 25, 2022, Post disposed of its remaining 4,597,339 shares of BellRing Common Stock. Post had no ownership of BellRing Common Stock as of September 30, 2024 or 2023.
See “Risk Factors” included in Item 1A of this report and Notes 1 and 13 within “Notes to Consolidated Financial Statements” included in Item 8 of this report for more information about the Spin-off.
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
Brand Overview
Our primary brands, based on fiscal 2024 sales, are Premier Protein and Dymatize. Together our brands cover the major product forms in the convenient nutrition category and appeal to a broad range of consumer need states. Our percentage of net sales by brand for our year ended September 30, 2024 were as follows: Premier Protein, 85.4%; Dymatize, 12.4%; and other, 2.2%.
Two product forms accounted for the substantial majority of our fiscal 2024 net sales. In our year ended September 30, 2024, RTD protein shakes were 81.1% of our net sales, and powders were 16.4% of our net sales.
Premier Protein
Our largest brand, Premier Protein, is a leading mainstream, lifestyle brand. Premier Protein’s product portfolio consists primarily of RTD protein shakes and protein powders. Premier Protein’s flagship RTD protein shakes are available in diverse flavors and contain 30 grams of protein and 160 calories. They are gluten- and soy-free, low in sugar and fat and fortified with vitamins and minerals. Our RTD protein shakes are formulated to deliver great-tasting, leading protein levels while maintaining one of the leanest nutritional profiles in the category (as measured by sugar and calorie content). Premier Protein’s powder portfolio consists primarily of 100% whey protein products. We believe the product profile appeals to consumers across age ranges in all four need states.
Dymatize
Our Dymatize brand is a market leader targeting fitness enthusiasts who value the brand for its science-based product development, athletic performance focus and great taste. The brand’s portfolio includes an assortment of sports nutrition products, including protein powders. The majority of Dymatize’s sales are generated through protein powders. Our protein powder portfolio consists of three primary products: ISO.100 made with hydrolyzed 100% Whey Protein Isolate, Elite 100% Whey and Super Mass Gainer. ISO.100, the brand’s flagship product, has a global reach with sales in more than seventy-five countries. In addition to ISO.100, Dymatize offers a suite of products to meet the needs of athletes.
Our Customers
Our customers are predominantly club stores, FDM retailers, online retailers, specialty retailers, convenience stores and distributors. We sell our products domestically and in more than ninety countries globally. Our U.S. business represented 89.2% of our net sales in our year ended September 30, 2024, and our international business represented 10.8% of our net sales in our year ended September 30, 2024.
Our largest customers, Walmart (which includes its affiliates, including Sam’s Club), Costco and Amazon, accounted for approximately 74.8% of our net sales in our year ended September 30, 2024. No other customer accounted for more than 10% of our fiscal 2024 net sales.
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
Supply Chain
Raw Materials. Raw materials used in our business consist of ingredients and packaging materials purchased from local, regional and international suppliers. Our principal ingredients include milk-based, whey-based and soy-based proteins, protein blends, sweeteners and vitamin and mineral blends. Our primary packaging materials include aseptic foil and plastic lined cardboard cartons, flexible and rigid plastic film and containers, beverage packaging and corrugate. We purchase our raw materials in accordance with rigorous standards to assure food quality and safety. Supply availability and prices paid for raw materials can fluctuate widely due to external factors, such as economic climate, commodity market prices, pandemics and other outbreaks of contagious diseases, weather conditions, labor disputes, governmental programs, regulations and trade and tariff policies, industry consolidation, energy shortages, transportation delays, currency fluctuations and other unforeseen circumstances. During fiscal 2024, inflationary pressures on protein costs eased while other costs, such as packaging and manufacturing, continued to face inflationary pressures. We continuously monitor supply and cost trends of these raw materials to enable us to obtain ingredients and packaging needed for our products.
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
We regularly monitor the capacity and performance of our third-party contract manufacturing partners and suppliers and qualify new contract manufacturing partners and suppliers as needed. Given the growth profile of our primary products, we continuously plan for incremental capacity, including adding a new third-party contract manufacturing partner in fiscal 2024 and expanding production with our existing third-party contract manufacturing partners, and review additional strategic alternatives to support our business.
From three separate and geographically diverse manufacturing locations, our largest third-party contract manufacturer provided approximately 47.7% of our Premier Protein RTD shake supply for our year ended September 30, 2024. Under the terms of a manufacturing agreement with the third-party contract manufacturer, Premier Nutrition is required to purchase a minimum quarterly order volume of RTD protein shakes and has the right (but not the obligation) to order quantities in excess of a monthly minimum amount provided the third-party contract manufacturer has the capacity and the ability to produce such additional quantities. In addition, under the terms of the manufacturing agreement, the third-party contract manufacturer has committed to produce a quarterly minimum volume of RTD protein shakes. The manufacturing agreement also contains detailed provisions regarding the product specifications and quality standards for the products to be manufactured and packaged by the third-party contract manufacturer, the tolling charges for each item produced (and certain other costs) to be paid by Premier Nutrition (and related payment terms), shipping and storage obligations, the rights of a party in the event the other party does not comply with its obligations under the manufacturing agreement and other customary contractual terms and conditions. This agreement expires on December 31, 2027.
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
Seasonality
We experience seasonal fluctuations in our net sales and earnings before interest and taxes (“EBIT”) because of consumer spending patterns and timing of our key retailers’ promotional activity. Historically, our first fiscal quarter is seasonally low for net sales for all brands driven by a slowdown of consumption of our products during the holiday season. Sales are typically higher throughout the remainder of the fiscal year as a result of stronger consumer demand in the second quarter of our fiscal year, promotional activity at key retailers and organic growth of the business. Seasonal fluctuations in our net sales and EBIT may not be the same in the future as they have been historically.
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
In addition, our operations are subject to various federal, state and foreign laws and regulations regarding data privacy, data protection and data security, including the General Data Protection Regulation, the E.U.’s retained law version of the General Data Protection Regulation, the E.U.-U.S. Data Privacy Framework and the California Consumer Privacy Act, as amended by the California Privacy Rights Act, each of which applies to certain aspects of our business and regulate how businesses collect, use and protect personal information obtained from data subjects. As a company with international operations, we also are subject to laws, rules and regulations in the U.S. and other countries related to anti-corruption, antitrust and competition and economic sanctions.
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
Human Capital
We have approximately 485 employees as of November 1, 2024. Of these employees, approximately 315 are in the U.S., approximately 160 are in Germany and approximately 10 are in other countries. Our people are critical to our success and we prioritize providing a safe, rewarding and respectful workplace where our people are provided with opportunities to pursue career paths based on skills, performance and mindset. We adhere to our Code of Conduct, which sets forth a commitment to our stakeholders, including our employees, to operate with integrity and mutual respect.
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
Providing development opportunities and resources for our employees is another key factor in our human capital strategy. We offer a variety of training and development programs and platforms for employees at all levels of our organization, including monthly development trainings for all employees along with separate interactive trainings for people leaders of all levels.
We check in with our employees through regular engagement surveys, small group and one-on-one discussions and then we act on those survey and discussion results, as appropriate. Employee-led groups, opportunities to participate in informal wellness activities and philanthropic work are informed by what issues our employees identify as important to them. We measure our progress and take additional actions, as needed. We communicate transparently with our employees about the organization to keep our employees informed and highly engaged.

We connect our employees to our values and culture by conducting periodic two-day in-person workshops where they can learn about, discuss and engage with these topics to more fully appreciate our unique culture. In addition, we invite esteemed speakers to our Emeryville offices, as well as partnering with outside experts to engage our employees in an interactive workshop format to further drive engagement with timely workplace initiatives.
We strive to develop and implement compensation and benefits policies and programs that support our business goals, benchmark and maintain competitiveness, promote shared fiscal responsibility among the Company and our employees, strategically align talent within our organization and reward performance, while also managing the costs of such policies and programs. We provide our employees with competitive fixed and/or variable pay and, for eligible employees, we currently provide access to medical, dental and life insurance benefits, disability coverage, a 401(k) plan and employee assistance programs - including mental health - among other benefits.
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
Environmental, Social and Governance
We recognize the importance of Environmental, Social and Governance (“ESG”) issues for all of our stakeholders and we are committed to incorporating ESG principles into our business strategies and organizational culture. The Audit Committee of the Company’s Board of Directors provides direction with respect to the evolving priorities of our ESG initiatives and receives quarterly reports with respect to the progress the Company is making against its objectives. We have an Executive Sustainability Steering Committee comprised of senior leaders within our organization, which provides guidance on goals and strategies and makes recommendations on disclosure and reporting guidelines. We also have a Sustainability Operations Committee comprised of technical experts within key business functions that meets regularly to implement programs and track progress on key objectives. We report to our stakeholders with respect to the results of our ESG initiatives on an annual basis, with our fourth annual Impact Report being published online later this year.
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
Information about our Executive Officers
The section below provides information regarding our executive officers as of November 19, 2024:
Robert V. Vitale, age 58, has served as our Executive Chairman since September 2019. Mr. Vitale has been the President and Chief Executive Officer of Post, and a member of Post’s board of directors, since November 2014 and is a member of the board of directors of 8th Avenue Food & Provisions, Inc., a private brand-centric consumer products holding company owned by Post and other third parties. Previously, Mr. Vitale served as Chief Financial Officer of Post from October 2011 until November 2014. Mr. Vitale has served on the board of directors of Energizer Holdings, Inc., a publicly traded manufacturer and distributor of primary batteries, portable lights and auto care appearance, performance, refrigerant and fragrance products, since August 2017. He served as President and Chief Executive Officer of AHM Financial Group, LLC, a diversified provider of insurance brokerage and wealth management services, from 2006 until 2011 and previously was a partner of Westgate Equity Partners, LLC, a consumer-oriented private equity firm. Mr. Vitale earned his undergraduate degree from St. Louis University and his MBA from Washington University.
Darcy H. Davenport, age 51, has served as our President and Chief Executive Officer since September 2019 and has served as a member of our Board of Directors since the completion of our initial public offering (the “IPO”). Until the completion of the IPO, Ms. Davenport served as President of Post’s active nutrition business since October 2017 and as President of Premier Nutrition, which became a subsidiary of BellRing Inc. upon completion of our IPO, since November 2016. Ms. Davenport previously served as General Manager of Premier Nutrition from October 2014 to November 2016 and Vice President of Marketing from October 2011 to October 2014. Prior to joining Premier Nutrition, Ms. Davenport served as Director of Brand Marketing at Joint Juice, Inc., a liquid dietary supplement manufacturer, from May 2009 to October 2011, when it combined with Premier Nutrition. Ms. Davenport has served as a member of the board of directors of Blentech Corporation, a company focusing on developing custom-made, food processing solutions including equipment, integrated systems and software, since January 2010. Ms. Davenport earned her undergraduate degree from Princeton University and her MBA from New York University’s Leonard N. Stern School of Business.
Douglas J. Cornille, age 52, has served as Chief Growth Officer of Premier Nutrition, a subsidiary of ours, since November 2021. Prior to that, he served as Senior Vice President, Marketing of Premier Nutrition since July 2015. Prior to joining Premier Nutrition, Mr. Cornille was Brand Director at Clif Bar & Company, a manufacturer of various food products, from August 2011 to July 2015 and was Senior Brand Manager at Dreyer’s Grand Ice Cream Holdings, Inc., a manufacturer of ice cream and frozen yogurt, from September 2003 to August 2011. Mr. Cornille earned his undergraduate degree from Rhodes College and attended Oxford University, St. John’s College. Mr. Cornille earned his MBA from Duke University - The Fuqua School of Business.
Marc S. Mollere, age 57, has served as Senior Vice President and General Manager of International of Premier Nutrition, a subsidiary of ours, since 2020. Prior to that, he served as General Manager and Vice President of Sales and Marketing of Dymatize Enterprises, also a subsidiary of ours, since 2011. Prior to joining Dymatize Enterprises, Mr. Mollere was Corporate Vice President and Vice President of Sales of Henkel North America, a beauty care and laundry & home care consumer business, from 2006 to 2011. Mr. Mollere earned his BS in Marketing from Sam Houston State University.
Paul A. Rode, age 54, has served as our Chief Financial Officer since September 2019 and serves as our principal financial officer and principal accounting officer. Mr. Rode served as Chief Financial Officer of Post’s active nutrition business from May 2015 until the completion of our IPO and as Chief Financial Officer of Consumer Brands, a prior reporting segment of Post, from November 2014 to May 2015. Mr. Rode previously served as Vice President, Finance of Post from January 2014 to November 2014 and Vice President, Corporate Development of Post from October 2013 to January 2014. Prior to joining Post, Mr. Rode served as Vice President, Corporate Controller of Ralcorp Holdings, Inc., which was a publicly traded consumer products company and the former parent company of Post, from February 2010 to September 2013. Mr. Rode earned his undergraduate degree from the University of Kentucky and his MBA from Northwestern University’s Kellogg School of Management.
Craig L. Rosenthal, age 53, has served as our Chief Legal Officer, Chief Compliance Officer and Secretary since September 2023 and, prior to that, served as our Senior Vice President, General Counsel and Secretary since August 2019. Prior to joining BellRing, Mr. Rosenthal was an attorney at Husch Blackwell LLP from May 2019 to August 2019. From January 2018 to May 2019, while complying with the terms of a non-competition agreement entered into with a previous employer that expired in March 2019, Mr. Rosenthal provided legal counsel regarding business transactions to small businesses and individuals. Mr. Rosenthal served as Senior Vice President-Law and Assistant Secretary at Altice USA, Inc., a publicly traded broadband communications and video services provider, from June 2016 to December 2017. Prior to that, Mr. Rosenthal was Senior Vice President, General Counsel and Secretary at Cequel Communications, LLC dba Suddenlink Communications, a telecommunications and technology company, from 2005 to June 2016, when it was acquired by Altice USA, Inc. Previously, Mr. Rosenthal was an attorney at Husch & Eppenberger LLC (now Husch Blackwell LLP). Mr. Rosenthal earned his undergraduate degree from the University of Missouri-Columbia and juris doctorate from Washington University School of Law.
Robin Singh, age 55, has served as Senior Vice President, Operations of Premier Nutrition, a subsidiary of ours, since March 2019. Prior to joining Premier Nutrition, Mr. Singh held various senior leadership positions at Mondelez International, Inc., a publicly traded multinational snack food company, from 1996 until March 2019, including Vice President of Operations from July 2018 to March 2019, Director of Supply Chain Strategy and Supply Chain Reinvention North America from February 2016 to July 2018, and Director of Supply Planning North America from January 2014 to January 2016. Mr. Singh received his Honors Bachelor of Science from the University of Guelph, Ontario and a certificate in the Ivey Operations Program from the Richard Ivey School of Business at the University of Western Ontario.

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
A substantial amount of our net sales is derived from our RTD protein shakes. Sales of our RTD protein shakes represented approximately 81.1% of our net sales in our year ended September 30, 2024. We believe that sales of our RTD protein shakes will continue to constitute a substantial amount of our net sales for the foreseeable future. Our business, financial condition, results of operations and cash flows would be harmed by a decline in the market for our RTD protein shakes, increased competition in the market for those products, disruptions in our ability to produce those products, whether due to manufacturer inability, supply chain failures or otherwise, or our failure or inability to provide sufficient investment to support and market those products as needed to maintain or grow their competitive position or to achieve more widespread market acceptance.
We operate in a category with strong competition.
The convenient nutrition category in which we operate is highly competitive. We compete with other brands in the convenient nutrition category and with many nutritional food and beverage players, as well as manufacturers of private label and store brand products. Many of our competitors offer products similar to our products, or a wider range of products than we offer, and may offer their products at more competitive prices than we do. Competition in our industry is based on, among other things, product quality, taste, functional benefits, nutritional value and ingredients, convenience, brand loyalty and positioning, product variety, product packaging, shelf space, price, promotional activities and the ability to identify and satisfy dynamic, emerging consumer preferences. Some of our principal competitors have substantially more financial, marketing and other resources than we have. A strong competitive response from one or more of our competitors to our marketplace efforts, or a shift in consumer preferences to competitors’ products, could result in us reducing pricing, increasing marketing or other expenditures or losing market share. Competitive pressures also may restrict our ability to increase our prices, including in response to cost increases. Our profits could decrease if a reduction in prices or increased costs are not counterbalanced with increased sales volume. In addition, our competitors are increasingly using social media networks and digital media platforms to advertise products. If we are unable to use social media and digital media platforms effectively to advertise our products, it could adversely affect our business, financial condition, results of operations and cash flows.
Disruption of our supply chain and changes in weather conditions could have an adverse effect on our business, financial condition, results of operations and cash flows.
Our ability to make, move and sell products in coordination with our suppliers, third-party contract manufacturers and distributors is critical to our success. Damage or disruption to our collective supply, manufacturing or distribution capabilities resulting from weather, freight carrier availability, any potential effects of climate change, natural disaster, pandemics or other outbreaks of contagious diseases, governmental restrictions or mandates, labor shortages, border closures, freight carrier availability, agricultural diseases, fires or evacuations related thereto, explosions, cyber incidents, terrorism, strikes or other labor unrest, repairs or enhancements at facilities manufacturing or delivering our products or other reasons could impair our ability to source inputs or manufacture, sell or timely deliver our products. During fiscal 2022, the COVID-19 pandemic impacted our operations, including causing disruptions in our supply chain.
Changes in weather conditions and natural disasters, such as fires, floods, droughts, frosts, hurricanes, earthquakes, tornadoes, insect infestations and plant disease, also may affect the cost and supply of commodities used as raw materials, including milk-based, whey-based and soy-based proteins, protein blends, sweeteners and vitamin and mineral blends. Further, as we rely on a limited number of third-party suppliers to provide certain ingredients and packaging materials, and one supplier for the majority of our milk-based protein, adverse events affecting such suppliers may limit our ability to obtain such raw materials, or alternatives for these raw materials, at competitive prices, or at all. For example, for our year ended September 30, 2024, approximately 47.7% of our Premier Protein RTD shake supply came from our largest third-party contract manufacturer, with approximately 28.9% of our Premier Protein RTD shake supply manufactured at a single facility. In addition, production of the RTD protein shakes in the 11 ounce size by our third-party contract manufacturers requires packaging that we currently are sourcing from only one supplier, and equipment that our third-party contract manufacturers are currently sourcing from the same supplier. Our supply of packaging for our 11 ounce Premier Protein RTD protein shakes from this supplier comes primarily from three of its locations. Further, a majority of production of our Premier Protein RTD protein shakes in the 11.5 ounce size are currently sourced from a single facility of a third-party contract manufacturer. Competitors can be affected differently by weather conditions and natural disasters depending on the location of their suppliers and operations.
We are dependent on third-party contract manufacturers for the manufacture of most of our products, including one manufacturer for nearly half of our RTD protein shakes. Our business could suffer if we do not continue to contract with key third-party manufacturers or as a result of a third-party contract manufacturer’s inability to produce our products for us in the quantities required, on time or to our specifications.
All of our RTD protein shakes and most of our other products are manufactured by independent third-party contract manufacturers. For our year ended September 30, 2024, approximately 47.7% of our Premier Protein RTD shake supply came from a single manufacturer and approximately 28.9% from a single facility of that manufacturer. Further, a majority of production of our Premier Protein RTD protein shakes in the 11.5 ounce size are currently sourced from a single facility of a third-party contract manufacturer. Although we have added additional third-party contract manufacturers of our Premier Protein RTD shakes to our third-party contract manufacturing network, if one or more of our third-party contract manufacturers is unable to meet our supply requirements, it could have a material adverse impact on our business, financial condition, results of operations and cash flows. In fiscal 2019, a former third-party contract manufacturer that we had expected to produce less than 10% of our RTD protein shakes for that year did not produce as we expected, which resulted in our termination of our agreement with it. Also, if we experience significant increases in demand for our products, as we did beginning in the second quarter of fiscal 2021 through fiscal 2023, we and these third-party contract manufacturers may not be able to obtain in a timely manner the equipment, ingredients or packaging materials required to manufacture our products and allocate sufficient capacity to us in order to meet our requirements, fill our orders in a timely manner or meet our quality standards. Further, as we did in fiscal 2022 through fiscal 2024, we may experience operational difficulties with any of these third-party contract manufacturers, such as limitations on production capacity, failure to meet our quantity requirements, including as a result of pandemics or other outbreaks of contagious diseases, increases in manufacturing costs, errors in complying with product specifications, insufficient quality control and failure to meet production deadlines. We have had to limit our stock-keeping units (“SKUs”) and place one or more of our products on allocation. In addition, we rely in part on our third-party contract manufacturers to maintain the quality of our products. The failure or inability of our third-party contract manufacturers to comply with the specifications and requirements of our products could result in product withdrawal or recall, which could materially and adversely affect our reputation and subject us to significant liability should the consumption of any of our products cause or be claimed to cause illness or physical harm. For example, in fiscal 2022, a third-party manufacturer that produced less than 2% of our Premier Protein RTD protein shakes initiated a recall of all products manufactured in one of its facilities, including our Premier Protein RTD protein shakes. The inability of third-party contract manufacturers to ship orders in a timely manner, in desirable quantities or to meet our safety, quality and social compliance standards or regulatory requirements could have a material adverse impact on our business, financial condition, results of operations and cash flows. Additionally, our business could be adversely affected if any of these third parties fail to comply with governmental regulations applicable to the manufacturing of our products or if any of these third parties cease doing business with us or go out of business.
Certain of our relationships with these third parties are subject to minimum volume commitments, whereby the third-party contract manufacturer has committed to produce, and we have committed to purchase, a minimum quantity of product, and we or the contract manufacturer may alternatively pay the other a mostly fixed amount rather than produce or purchase the minimum quantities. Despite the minimum volume commitments, we may nonetheless experience situations where such manufacturers are unable to fulfill their minimum volume obligations under our agreements or cannot produce sufficient amounts of product to meet consumer demand. For example, due to (i) better than expected volume growth for our Premier Protein RTD shakes and Dymatize powders in fiscal 2022 and, as to Premier Protein RTD shakes in fiscal 2023, (ii) delays in production and planned incremental production capacity by our third-party contract manufacturer network and (iii) in the case of Dymatize powders, whey protein availability, our customer demand exceeded our available capacity and resulted in Premier Protein RTD shakes and Dymatize powders inventories below acceptable levels during fiscal 2021 and Premier Protein RTD shakes inventories below acceptable levels in fiscal 2022, fiscal 2023 and into fiscal 2024. If we need to replace an existing third-party contract manufacturer, our products may not be available when required on acceptable terms, or at all. Also, if demand for our products is significantly below our expectations, we may be obligated to pay penalties to our third-party contract manufacturers for failing to purchase contracted minimum purchase quantities.
Our reliance on a limited number of suppliers for certain equipment, ingredients and packaging materials, the price and availability of ingredients and packaging materials, higher freight costs and higher energy costs could negatively impact our business, financial condition, results of operations and cash flows.
We rely on a limited number of third-party suppliers to provide certain equipment, ingredients and packaging materials used in our business. The primary ingredients used in our business include milk-based, whey-based and soy-based proteins, protein blends, sweeteners and vitamin and mineral blends, and one supplier provides the majority of our milk-based protein. The supply and price of these ingredients are subject to market conditions and are influenced by many factors beyond our control, including inflation and increased demand, labor shortages, animal feed costs, weather patterns affecting ingredient production, governmental programs and regulations and pandemics or other outbreaks of contagious diseases. Our milk-based protein costs have increased and may continue to increase due to factors such as inflation and increased demand, labor shortages, animal feed costs, weather patterns affecting ingredient production, governmental programs and regulations and pandemics or other outbreaks of contagious diseases,. Our primary packaging materials include aseptic foil and plastic lined cardboard cartons, flexible and rigid plastic film and containers, beverage packaging and corrugate. We utilize a sole supplier for the aseptic packaging for, and our third-party contract manufacturers use equipment from the same sole supplier to manufacture, our Premier Protein RTD shakes in the 11 ounce size. Although we maintain relationships with suppliers with the objective of ensuring that we have adequate sources for the supply of such ingredients and packaging materials, increases in demand for such items, both within our industry and in general, can result in shortages and higher costs. Our suppliers may not be able to meet our delivery schedules, we may lose a significant or sole supplier, a supplier may not be able to meet performance and quality specifications and we may not be able to purchase such items at a competitive cost. Further, the supply and price of these inputs are subject to market conditions and are impacted by many factors beyond our control, including inflation and increased demand, labor shortages, weather conditions, natural disasters, governmental programs, regulations and trade and tariff policies and pandemics and other outbreaks of contagious diseases. Our freight costs have increased and may continue to increase due to factors such as inflation and increased demand, labor shortages, increased fuel costs, limited carrier availability, increased compliance costs associated with new or changing government regulations, pandemics or other outbreaks of contagious diseases. Higher prices for natural gas, propane, electricity and fuel also may increase our ingredient, production and delivery costs. Historically, the prices of certain of our raw materials, energy and other supplies used in our business have fluctuated widely. In addition, we have experienced shortages of certain of our raw materials, which result in us paying increased costs for such inputs and impact our ability to produce our products.
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
Certain of our relationships with third-party ingredient and packaging suppliers are subject to minimum volume commitments, whereby the third-party supplier has committed to sell, and we have committed to purchase, minimum quantities and we or, in some cases the third-party supplier, may alternatively pay the other a mostly fixed amount rather than sell or purchase the minimum quantities. Despite the minimum volume commitments, we may nonetheless experience situations where such third-party suppliers are unable to fulfill their minimum volume obligations under our agreements or cannot provide sufficient amounts ingredients or packaging to meet consumer demand for our products. If we need to replace an existing third-party supplier, our products may not be available when required on acceptable terms, or at all. Also, if demand for our products is significantly below our expectations, we may be obligated to pay penalties to our third-party suppliers for failing to purchase contracted minimum purchase quantities.
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
In addition, our success in maintaining and enhancing our brand image depends on our ability to anticipate change and adapt to a rapidly changing marketing and media environment, including our increasing reliance on social media and online, digital and mobile dissemination of marketing and advertising campaigns and the increasing accessibility and speed of dissemination of information. Furthermore, third parties may sell counterfeit or imitation versions of our products that are inferior or pose safety risks. If consumers confuse these counterfeit products for our products or have a bad experience with the counterfeit brand, they might refrain from purchasing our brands in the future, which could harm our brand image and sales. If we do not successfully maintain and enhance our reputation and brand health, then our brands, product sales, financial condition, results of operations and cash flows could be materially and adversely affected.
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

Further, the economic and competitive landscape for our customers is constantly changing, such as the emergence of new sales channels, and our customers’ responses to those changes could impact our business. Consolidation in our channels also increases the risk that adverse changes to our customers’ business operations or financial performance would have a material adverse effect on us.
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
Selling food products, beverages and nutritional supplements involves a number of legal and other risks, including contamination, spoilage, degradation, tampering, mislabeling or other adulteration. Additionally, many of the raw materials used to make certain of our products, particularly milk-based protein, are vulnerable to spoilage and contamination by naturally occurring molds and pathogens, such as salmonella, and pests. These pathogens may survive in our products as a result of improper handling by customers or consumers. We do not have control over handling procedures once our products have been shipped for distribution. We may need to recall or withdraw some or all of our products if they become damaged, contaminated, adulterated, mislabeled or misbranded, whether caused by us or someone in our manufacturing or supply chain. For example, in fiscal 2022, a third-party manufacturer that produced less than 2% of our Premier Protein RTD protein shakes initiated a recall of all products manufactured in one of its facilities, including our Premier Protein RTD protein shakes. A recall or withdrawal could result in destruction of product ingredients and inventory, negative publicity, temporary plant closings for us or our third-party contract manufacturers, supply chain interruption, substantial costs of compliance or remediation, fines and increased scrutiny by federal, state and foreign regulatory agencies. New scientific discoveries regarding microbes and food manufacturing may bring additional risks and latent liability. Should consumption of any product cause injury, we may be liable for monetary damages as a result of a judgment against us. In addition, adverse publicity, including claims, whether or not valid, that our products or ingredients are unsafe or of poor quality, may discourage customers or consumers from buying our products or cause production and delivery disruptions. Although we have various insurance programs in place and may have rights to indemnification in certain situations, any of these events or a loss of customer or consumer confidence could have an adverse effect on our business, financial condition, results of operations and cash flows.
Loss of, a significant reduction of purchases by or bankruptcy of a major customer may adversely affect our business, financial condition, results of operations and cash flows.
A limited number of customer accounts represents a large percentage of our combined net sales. Our largest customers, Walmart and its affiliates (which includes Sam’s Club), Costco and Amazon, accounted for approximately 74.8% of our net sales in our year ended September 30, 2024.
The success of our business depends, in part, on our ability to maintain our level of sales and product distribution through the club, FDM, eCommerce, specialty and convenience channels. The competition to supply products to these high-volume customers is intense. Currently, we do not have material long-term supply agreements with our customers, and our customers frequently reevaluate the products they carry. A decision by our major customers to decrease the amount of product purchased from us, including in response to shifts in consumer purchasing or traffic trends, sell another brand on an exclusive or priority basis or change the manner of doing business with us could reduce our revenues and materially adversely affect our business, financial condition, results of operations and cash flows. Our customers also may offer branded and private label products that compete directly with our products for retail shelf space and consumer purchases. Accordingly, there is a risk that our customers may give higher priority to their own products or to the products of our competitors. In the event of a loss of any of our large customers, a significant reduction of purchases by any of our large customers or the bankruptcy or serious financial difficulty of any of our large customers, our business, financial condition, results of operations and cash flows may be adversely affected.

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
•compliance with treaties, antitrust and competition laws, data privacy laws (including the General Data Protection Regulation and the E.U.’s General Data Protection Regulation and the E.U.-U.S. Data Privacy Framework), anti-corruption laws (including the U.K. Bribery Act), food safety and marketing laws and other regulatory requirements and a variety of other local, national and multi-national regulations and laws in multiple jurisdictions and changes to such laws and regulations;
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
Our financial performance on a U.S. dollar denominated basis is subject to fluctuations in currency exchange rates. Because we have operations and assets in foreign jurisdictions, as well as a portion of our contracts and revenues denominated in foreign currencies, and our consolidated financial statements are presented in U.S. dollars, we must translate our foreign assets, liabilities, revenues and expenses into U.S. dollars at applicable exchange rates. Consequently, fluctuations in the value of foreign currencies relative to the U.S. dollar may negatively affect the value of these items in our consolidated financial statements. Our principal currency exposures are to the Canadian dollar and the Euro. To the extent we fail to manage our foreign currency exposure adequately, we may suffer losses in value of our net investment in a foreign operation, and our business, financial condition, results of operations and cash flows may be negatively affected.

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
Increasing levels of carbon dioxide and other greenhouse gases in the atmosphere may have an adverse impact on global temperatures, weather patterns and the frequency and severity of extreme weather and natural disasters. If any of these climate changes has a negative effect on agricultural productivity, we may be subject to decreased availability or less favorable pricing for certain commodities that are necessary for our products, such as milk-based, whey-based and soy-based proteins, protein blends, sweeteners and vitamin and mineral blends. In addition, increases in the frequency and severity of extreme weather and natural disasters may result in damage and disruptions to our manufacturing operations and distribution channels or our third-party contract manufacturers’ operations, particularly where a product is primarily sourced from a single location. Also, the impacts of these climate changes may cause unpredictable water availability or exacerbate water scarcity. Water is critical to our business, and the lack of available water of acceptable quality may lead to, among other things, adverse effects on our operations. The increasing concern over climate change and related environmental sustainability matters also may result in more federal, state, local and foreign legal requirements to reduce or mitigate the effects of greenhouse gases or conserve and replenish water. If such laws are enacted, we may experience significant increases in our costs of operation and delivery. Further, our business could be adversely affected if we are unable to effectively address increased concerns from the media, stockholders and other stakeholders on climate change and related environmental sustainability and governance matters. In addition, any failure to achieve goals we may set with respect to reducing our impact on the environment or perception of a failure to act responsibly with respect to the environment can lead to adverse publicity, which could damage our reputation. As a result, climate change could negatively affect our business, financial condition, results of operations and cash flows.
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
We have a significant amount of debt. As of September 30, 2024, we had $840.0 million in aggregate principal amount of total debt. Additionally, our secured revolving credit facility has a remaining borrowing capacity of $250.0 million as of September 30, 2024 (all of which would be secured when drawn).
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
The willingness of consumers to purchase our products depends in part on general or local economic conditions and consumers’ discretionary spending habits. For instance in fiscal 2022, fiscal 2023 and fiscal 2024, the U.S. experienced significantly heightened inflationary pressures. In periods of adverse or uncertain economic conditions, including during periods of high inflation or recession concerns, consumers may purchase less of our products, purchase more value or private label products or may forgo certain purchases altogether. In addition, our customers may seek to reduce their inventories in response to those economic conditions. In those circumstances, we could experience a reduction in sales. Further, during economic downturns, it may be more difficult to convince consumers to switch to, or continue to use, our brands or convince new users to choose our brands without expensive sampling programs and price promotions. Also, as a result of economic conditions, we may be unable to raise our prices sufficiently to protect profit margins. We experienced inflationary headwinds across our business during fiscal 2022, fiscal 2023 and fiscal 2024, and we expect certain inflationary pressures to continue into fiscal 2025. This trend could have a materially adverse impact in the future if inflation rates were to significantly exceed our ability to achieve price increases or cost savings. Further, uncertain or unfavorable economic conditions, has and could continue to negatively impact the financial stability of our customers or suppliers, which could lead to increased uncollectible receivables or non-performance. Current global geopolitical tensions, including related to Ukraine and Israel and the Middle East, may exacerbate any economic downturn and inflation. Any of these events could have an adverse effect on our business, financial condition, results of operations and cash flows.
Increases in interest rates may negatively affect our earnings.
From time to time, we have debt outstanding with exposure to variable interest rates. As a result, we have in the past been and may in the future be adversely effected by rising interest rates, which will increase the cost of servicing our financial instruments with exposure to interest rate risk and could materially reduce our profitability and cash flows.
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
U.S. and global credit markets have, from time to time, experienced significant dislocations and liquidity disruptions which caused the spreads on prospective debt financings to widen considerably. These circumstances materially impacted liquidity in the debt markets, making financing terms for borrowers less attractive and in certain cases resulted in the unavailability of certain types of debt financing. In fiscal 2024, the U.S. experienced certain inflationary pressures and we expect certain inflationary pressures to continue into fiscal 2025. This and other events affecting the credit markets also have had, and may in the future have, an adverse effect on other financial markets in the U.S., which may make it more difficult or costly for us to raise capital through the issuance of common stock or other equity securities or refinance our existing debt, sell our assets or borrow money, if necessary. Our business also could be negatively impacted if our suppliers or customers experience disruptions resulting from tighter capital and credit markets or a slowdown in the general economy. Any of these risks could impair our ability to fund our operations or limit our ability to expand our business or increase our interest expense, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Impairment in the carrying value of intangible assets could negatively impact our financial condition and results of operations. If our goodwill or other intangible assets become impaired, we will be required to record impairment charges, which may be significant.
Our balance sheet includes intangible assets, including goodwill, trademarks, trade names, customer relationships and other acquired intangibles. Goodwill is expected to contribute indefinitely to our cash flows and is not amortized. Our management reviews it for impairment on an annual basis or whenever events or changes in circumstances indicate that its carrying value may be impaired. Impairments to intangible assets may be caused by factors outside of our control, such as increasing competitive pricing pressures, lower than expected revenue and profit growth rates, changes in industry earnings before interest, taxes, depreciation and amortization (“EBITDA”) and revenue multiples, changes in discount rates based on changes in cost of capital (interest rates, etc.) or the loss or bankruptcy of a significant customer. These factors, along with other internal and external factors, could have a significant negative impact on our fair value determination, which could then result in a material impairment charge recorded in our results of operations. No impairments were recorded in the years ended September 30, 2024, 2023 and 2022. However, we could have impairments in the future.
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
The completion of the Spin-off by Post was conditioned on the receipt by Post of an opinion of a nationally recognized accounting firm or law firm (the “distribution tax counsel” and, together with BellRing tax counsel, “tax counsel”) to the effect that the Separation, together with certain contributions made by Post to us, should qualify as a tax-free “reorganization” within the meaning of Sections 368(a) and 355 of the Internal Revenue Code (the “Code”) and the Distribution should qualify as a tax-free distribution eligible for nonrecognition within the meaning of Sections 355 and 361 of the Code. The completion of the Spin-off was also conditioned on the receipt by us of an opinion of BellRing’s tax counsel to the effect that the merger of Merger Sub with and into Old BellRing qualified as a “reorganization” within the meaning of Section 368(a) of the Code or, alternatively, as a transaction qualifying for nonrecognition of gain and loss under Section 351 of the Code. An opinion of tax counsel is not binding on the U.S. Internal Revenue Service (the “IRS”). Accordingly, the IRS may reach conclusions with respect to the distribution that are different from the conclusions reached in the opinions, and any such differing conclusions may result in U.S. federal income tax liability. The opinions will be based on certain factual statements and representations, which, if incomplete or untrue in any material respect, could alter tax counsel’s conclusions. We are not aware of any facts or circumstances that would cause any such factual statements or the opinion of tax counsel to be incomplete or untrue.
If all or a portion of the Spin-off does not qualify as a tax-free transaction for any reason, including because any of the factual statements or representations in the legal opinions are incomplete or untrue, Post may recognize a substantial gain for U.S. federal income tax purposes, and we may incur indemnification or other liabilities to Post as a result.
Even if the Distribution otherwise qualifies as a tax-free transaction for U.S. federal income tax purposes, the Distribution will be taxable to Post (but not to Post shareholders) pursuant to Section 355(e) of the Code if there are (or have been) one or more acquisitions (including issuances), directly or indirectly (including through acquisitions of such stock after the completion of the Transactions), of our stock or the stock of Post, representing 50 percent or more, measured by vote or value, of the stock of any such corporation and the acquisition or acquisitions are deemed to be part of a plan or series of related transactions that include the Distribution. The process for determining whether an acquisition is part of a plan under these rules is complex, inherently factual in nature, and subject to a comprehensive analysis of the facts and circumstances of the particular case. In general, any acquisition of our common stock within two years before or after the Distribution (with exceptions, including public trading by less-than-5 percent stockholders and certain compensatory stock issuances) generally will be presumed to be part of such a plan unless that presumption is rebutted. The resulting tax liability would be substantial. Pursuant to a tax matters agreement with Post, we have agreed to indemnify Post for any tax liabilities resulting from such transactions or other actions we take, and Post has agreed to indemnify us for any tax liabilities resulting from transactions entered into by Post.
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
We are, or may become, party to various lawsuits and claims arising in the normal course of business, which may include lawsuits or claims relating to contracts, third-party contract manufacturers, intellectual property infringement, product recalls, product liability, false or deceptive advertising, employment matters, environmental matters or other aspects of our business. Lawsuits filed against food and beverage companies alleging deceptive advertising and labeling continue to increase. In addition, actions we have taken or may take, or decisions we have made or may make, may result in legal claims or litigation against us. Negative publicity resulting from allegations made in lawsuits or claims asserted against us, whether or not valid, may adversely affect our reputation. In addition, we may be required to pay damage awards or settlements, become subject to injunctions or other equitable remedies, be required to modify our business processes, practices or products or be required to stop selling certain of our products. For instance, one of our operating subsidiaries, Premier Nutrition, LLC, is a defendant in several class action lawsuits related to its Joint Juice product, which it discontinued in the first quarter of fiscal 2023. At September 30, 2024, we had accrued $21.0 million related to these matters. In addition, intellectual property infringement litigation or claims could cause us to cease making, licensing or using products that incorporate the challenged intellectual property, require us to redesign or rebrand our products or packaging, if feasible, or require us to enter into royalty or licensing agreements in order to obtain the right to use a third party’s intellectual property. Any or all of these consequences could have a material adverse effect on our financial condition, results of operations and cash flows. The outcome of litigation is often difficult to predict, and the outcome of pending or future litigation may have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
The market price of our common stock could fluctuate significantly for many reasons, including in response to the risks and uncertainties discussed in this report or for reasons unrelated to our specific performance, such as reports by industry analysts, our failure to meet analysts’ earnings estimates, investor perceptions, or negative developments relating to our customers, competitors or suppliers, as well as general economic and industry conditions. Furthermore, the stock markets have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies.
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
Inflationary pressures and shortages in the labor market have increased, and could continue to increase, our labor costs, which could negatively impact our profitability. With approximately 485 employees as of November 1, 2024, our profitability may be substantially affected by costs of medical and other health and welfare benefits for these employees. Although we try to control these costs, they can vary because of changes in healthcare laws and claims experience, which have the potential to increase the cost of providing medical and other employee health and welfare benefits. Any substantial increase could negatively affect our profitability.
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
The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation to meet the detailed standards under the rules. During the course of its testing, our management may identify material weaknesses or significant deficiencies which may not be remedied in time to meet the deadlines imposed by SOX and SEC rules. If our management cannot favorably assess the effectiveness of our internal control over financial reporting or our independent registered public accounting firm identifies material weaknesses in our internal controls, investor confidence in our financial results may weaken and the price of our common stock may suffer. In addition, in the event we do not maintain effective internal control over financial reporting, we might fail to timely prevent or detect potential financial misstatements. As of September 30, 2024, management determined that our internal control over financial reporting was effective.
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 1C.    CYBERSECURITY
Overview and Leadership
Our enterprise risk management framework addresses cybersecurity risk along with other risks as part of our overall enterprise risk management process. We maintain a comprehensive information technology, data governance and cybersecurity program that leverages people, processes and technology to support our information technology systems and detect, identify, prevent, defend against and mitigate information technology and data security risks. Our cybersecurity program is aligned with the National Institute of Standards and Technology Cybersecurity Framework. This framework encompasses key processes, policies and controls to ensure protection, detection, identification, response and recovery capabilities across our organization.
Our information security program also addresses cybersecurity risks associated with our use of third-party service providers, including cybersecurity vendors, cybersecurity software and hardware providers, other vendors and customers, service providers and other parties with access to our systems and data as well as the systems of third parties that could adversely affect our operations or business in the event of a cybersecurity incident affecting those third-party systems. We use systems and processes designed to assess, identify and reduce the potential impact of a cybersecurity incident at any of our third-party service providers. We assess information security controls of certain of our third-party service providers as part of our third-party information technology risk due diligence, and we conduct third-party vulnerability analyses regularly.
Information security is integral to our information technology strategy, with accountability embedded at all organizational levels, including our operations, management and Board of Directors. Key elements include:
•Managed Detection and Response (“MDR”) & Security Operations Center (“SOC”): Our operations team employs MDR and a SOC for round-the-clock monitoring of cyber threats and vulnerabilities.
•Vulnerability Management: We maintain technology solutions for cybersecurity prevention and defense, including outside firewalls, multi-factor authentication systems, separate intrusion prevention and detection systems, anti-virus and anti-malware products and remote access controls. Continuous vulnerability scoring helps us address emerging risks objectively and proactively.
•Incident Response: Security incidents are managed through established protocols, with escalations to senior management to assess materiality and disclosure requirements. Our information security team develops, implements and regularly tests incident response and information recovery plans designed to assess and respond to cybersecurity threats and incidents.
•Board Oversight: The Audit Committee of our Board of Directors is responsible for the oversight of cybersecurity risks. It receives regular updates and presentations on our cybersecurity environment, including strategies, processes and policies, cybersecurity incidents, risks and threats, cybersecurity projects we have implemented and plan to implement and other cybersecurity developments and industry trends. These updates are led by our Chief Information Officer, a seasoned information technology professional with over 20 years of experience, supported by a dedicated security team. The chair of the Audit Committee reports to the full Board of Directors after each meeting.
•Risk Management: Cybersecurity risks are either mitigated or documented in a risk register for non-material risks. Non-material risks are reviewed periodically to ensure continuous improvement and timely resolution. In addition, we maintain insurance to help reduce our exposure from potential losses should a cybersecurity incident arise.
Use of Third Parties
We collaborate with, and intend to continue to collaborate with, nationally recognized third-party experts for specialized security functions in rapidly evolving areas. This partnership approach enables us to leverage advanced expertise in threat identification, penetration testing, tabletop exercises, maturity assessments, training, awareness and incident response.
We routinely evaluate third-party certifications (such as SOC and Insurance Services Office reports) for applications within the scope of our financial audits, supplementing these with bridge letters and internal controls when necessary. Additionally, our security team uses advanced software to assess third-party security postures, providing maturity scores that inform risk management and foster continuous improvement throughout our partnerships.
Training and Preparedness
The Company mandates ongoing cybersecurity training for all employees, covering a broad range of relevant topics. High-risk roles receive additional specialized training. We conduct regular phishing and social engineering simulations, with organization-wide reporting of results. Leadership teams also participate in annual tabletop exercises (simulated security incidents) to reinforce preparedness and refine our response plan. In addition, we maintain cybersecurity insurance to provide an added layer of protection and support in the event of a significant cybersecurity incident.
Effect of Cybersecurity Events
While no previous cybersecurity incidents have materially affected the Company, a cybersecurity incident could have a material effect on our results of operations and financial condition. As described above under “Item 1A-Risk Factors - Technology failures, cybersecurity incidents and corruption of our data privacy protections could disrupt our operations and negatively impact our business,” a material cybersecurity incident could disrupt our business, lead to the loss of data or cause us to suffer financial and/or reputational damage, in addition to litigation or remediation costs or penalties.
ITEM 2.    PROPERTIES
Post provides us space for our principal executive offices in St. Louis, Missouri pursuant to the master services agreement among BellRing Brands, Inc., BellRing LLC, BellRing Intermediate Holdings, Inc. and Post. Our other administrative offices, as well as the warehousing, distribution and research and development facilities of our principal operations, are described below. While our products are primarily manufactured by third-party contract manufacturers, we also own one manufacturing facility. For additional information regarding our third-party manufacturing network, see “Business - Supply Chain” in Item 1 of this report.
We lease a research and development facility and administrative office in Emeryville, California. We also lease administrative offices in Dallas, Texas; Rogers, Arkansas; Munich, Germany and Worb, Switzerland. Through third-party logistics firms, we lease warehouse space in Tagelswangen, Switzerland and a distribution center with warehouse space in Kleve, Germany. We also manufacture protein and energy bars and gels and conduct research and development through an owned facility in Voerde, Germany. Management believes our facilities generally are in good operating condition. In conjunction with our arrangements with third-party contract manufacturers, management believes, taken as a whole, our facilities generally are suitable, adequate and of sufficient capacity for our current operations. See “Risk Factors” included in Item 1A of this report for more information about our supply chain and related risks.
ITEM 3.    LEGAL PROCEEDINGS
The information required under this Item 3 is set forth in Note 14 within “Notes to Consolidated Financial Statements” included in Item 8 of this report and is incorporated herein by this reference. For disclosure of environmental proceedings with a governmental entity as a party pursuant to Item 103(c)(3)(iii) of Regulation S-K, the Company has elected to disclose matters where the Company reasonably believes such proceeding would result in monetary sanctions, exclusive of interest and costs, of $1.0 million or more. Applying this threshold, there are no such environmental proceedings pending as of the filing date of this report or that were resolved during the three months ended September 30, 2024.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for Common Stock
Prior to March 10, 2022, our Class A common stock, $0.01 par value per share (“Old BellRing Class A Common Stock”) was traded on the New York Stock Exchange (the “NYSE”) under the trading symbol “BRBR.” On March 10, 2022, the outstanding shares of our Old BellRing Class A Common Stock were converted into BellRing common stock, $0.01 par value per share (“BellRing Common Stock”) and continued to trade on the NYSE under the trading symbol “BRBR”. For additional information, refer to Note 1 within “Notes to Consolidated Financial Statements” in Item 8 of this report. There were approximately 4,013 stockholders of record of our BellRing Common Stock as of November 12, 2024.
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
Issuer Purchases of Equity Securities
The following table sets forth information with respect to repurchases of shares of our BellRing Common Stock during the three months ended September 30, 2024 and our BellRing Common Stock repurchase authorization.

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (b)
July 1, 2024 - July 31, 2024	263,686	$56.89	263,686	$200,576,561
August 1, 2024 - August 31, 2024	382,238	$54.72	382,238	$179,660,627
September 1, 2024 - September 30, 2024	77,821	$58.98	77,821	$175,071,070
Total	723,745	$55.97	723,745	$175,071,070
(a)Does not include broker’s commissions or accrued excise tax.
(b)On February 29, 2024, our Board of Directors approved a $300,000,000 repurchase authorization with respect to shares of BellRing Common Stock (the “Authorization”). The Authorization was effective on March 11, 2024 and has an expiration date of March 11, 2026. Repurchases may be made from time to time in the open market, private purchases, through forward, derivative, accelerated repurchase or automatic purchase transactions, or otherwise.

Performance Graph
The following performance graph compares the changes for the period beginning October 17, 2019, the first day our common stock began trading on the NYSE, through September 30, 2024 in the cumulative total value of $100 hypothetically invested in each of (i) our publicly traded common stock (which included Old BellRing Class A Common Stock prior to March 10, 2022 and BellRing Common Stock subsequent to March 10, 2022); (ii) the Russell 1000 index; (iii) the Russell 2000 index; and (iv) the S&P 1500 Packaged Foods & Meats Index.
In June 2024, our publicly traded common stock became a component of the Russell 1000 index. Previously, our publicly traded common stock was a component of the Russell 2000 index. As such, the Russell 1000 index has been deemed to be the more comparable index going forward.

COMPARISON OF CUMULATIVE TOTAL RETURN *
Among BellRing Brands, Inc., the Russell 1000 Index, the Russell 2000 Index and the S&P 1500 Packaged Foods & Meats Index
$500.00
$400.00
$300.00
$200.00
$100.00
$—
Oct 17, 2019
Sep 30, 2020
Sep 30, 2021
Sep 30, 2022
Sep 29, 2023
Sep 30, 2024
BellRing Brands, Inc.
Russell 1000 Index
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
Performance Graph Data

	BellRing Brands, Inc. ($)	Russell 1000 Index ($)	Russell 2000 Index ($)	S&P 1500 Packaged Foods & Meats Index ($)
10/17/2019	100.00	100.00	100.00	100.00
9/30/2020	125.70	115.12	99.13	106.21
9/30/2021	186.36	150.74	146.36	112.18
9/30/2022	139.27	124.77	111.93	118.20
9/29/2023	278.62	151.19	121.86	121.02
9/30/2024	410.32	205.10	154.45	134.16
The stock price performance included in this graph is not necessarily indicative of future stock price performance.
This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or subject to the liabilities of the Exchange Act, nor shall it be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
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
The following should be read in conjunction with the discussion and analysis of our fiscal 2023 results compared to our fiscal 2022 results, including any related discussion of fiscal 2022 results and activity, which can be found in Item 7 under the title “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended September 30, 2023, and such discussion and analysis is incorporated by reference herein.
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
On August 11, 2022, Post transferred 14.8 million shares of its BellRing Common Stock to certain financial institutions in satisfaction of term loan obligations of Post. On November 25, 2022, Post transferred its remaining 4.6 million shares of BellRing Common Stock to certain financial institutions in satisfaction of term loan obligations of Post. As such, Post had no ownership of BellRing Common Stock as of September 30, 2024 or 2023.
The terms “BellRing,” “we,” “our,” “us,” “the Company” or “our Company” generally refer to Old BellRing and its consolidated subsidiaries during the period prior to the Spin-off and to us and our consolidated subsidiaries during the periods subsequent to the Spin-off unless otherwise stated or context otherwise indicates. The term “Common Stock” generally refers to Old BellRing Class A Common Stock and Old BellRing Class B Common Stock during the period prior to the Spin-off and to BellRing Common Stock during the periods subsequent to the Spin-off. The term “Net earnings available to common stockholders” generally refers to net earnings available to Old BellRing Class A common stockholders during the period prior to the Spin-off and to net earnings available to BellRing common stockholders during the periods subsequent to the Spin-off.
We are a consumer products holding company operating in the global convenient nutrition category and are a provider of ready-to-drink (“RTD”) protein shakes and powders. We have a single operating and reportable segment, with our principal products being protein-based consumer goods. Our primary brands are Premier Protein and Dymatize.
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
•supply chain challenges, including labor shortages and equipment delays, which have delayed capacity expansion across the broader third-party aseptic processing contract manufacturer network; and
•inflationary pressures (see “Market Trends” below for further information).
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
Market Trends
During fiscal 2023, input cost inflation, including raw material, packaging and manufacturing costs, impacted our supply chain and put downward pressure on profit margins. As a result, we took pricing actions on certain products. During fiscal 2024, inflationary pressures on protein costs eased while other costs, such as packaging and manufacturing, continued to face inflationary pressures. We expect inflationary pressures on most input costs to increase during fiscal 2025, and inflation could have a materially adverse impact on our business in the future if inflation rates were to significantly exceed our ability to achieve price increases or cost savings or if such price increases impact demand for our products.
For additional discussion, refer to “Liquidity and Capital Resources” within this section, as well as “Cautionary Statement on Forward-Looking Statements” on page 1 of this report and “Risk Factors” in Part I of this report.
Items Affecting Comparability
During the years ended September 30, 2024 and 2023, net sales and/or operating profit were impacted by the following items:
•accelerated amortization expense of $17.4 million and $7.1 million for the years ended September 30, 2024 and 2023, respectively, related to the discontinuance of the PowerBar business in North America; and
•$5.0 million of expense for the year ended September 30, 2023 related to provisions for legal matters. For additional information, refer to Note 14 within “Notes to Consolidated Financial Statements” in Item 8 of this report.

For further discussion, refer to “Results of Operations” within this section.
RESULTS OF OPERATIONS

	Year Ended September 30,		Change in
dollars in millions	2024	2023	$	%
Net Sales	$1,996.2	$1,666.8	$329.4	20%

Operating Profit	$387.7	$287.3	$100.4	35%
Interest expense, net	58.3	66.9	(8.6)	(13)%
Income tax expense	82.9	54.9	28.0	51%
Net Earnings Available to Common Stockholders	$246.5	$165.5	$81.0	49%
Net Sales
Net sales increased $329.4 million, or 20%, during the year ended September 30, 2024 compared to the prior year. Sales of Premier Protein products were up $317.8 million, or 23%, driven by 25% higher volumes primarily due to increased promotional activity (which resulted in lower average net selling prices), higher RTD shake production and distribution gains. Sales of Dymatize products were up $13.0 million, or 6%, on 10% higher volume. Dymatize volumes increased primarily due to higher international volumes, partially offset by lower domestic volumes. This increase was partially offset by decreased average net selling prices in the current year primarily due to increased promotional spending. Sales of all other products were down $1.4 million.
Operating Profit
Operating profit increased $100.4 million, or 35%, during the year ended September 30, 2024 compared to the prior year. This increase was primarily driven by higher net sales (net of increased promotional activity), as previously discussed, and lower net product costs of $98.5 million (driven by lower raw material costs, partially offset by higher manufacturing costs). These positive impacts were partially offset by increased employee-related expenses of $29.9 million, higher advertising expense of $20.4 million and increased accelerated amortization expense of $10.3 million related to the discontinuance of the PowerBar business in North America.
Interest Expense, Net
Interest expense, net decreased $8.6 million during the year ended September 30, 2024 compared to the prior year primarily due to lower borrowings outstanding under our Revolving Credit Facility (as defined in “Liquidity and Capital Resources” within this section). As a result, the weighted-average interest rate on our total outstanding debt decreased to 7.0% for the year ended September 30, 2024 from 7.2% for the year ended September 30, 2023. See Note 13 within “Notes to Consolidated Financial Statements” for additional information on our debt.
Income Tax Expense
Our effective income tax rate for fiscal 2024 was 25.2% compared to 24.9% for fiscal 2023. The following table presents the reconciliation of income tax expense with amounts computed at the United States (“U.S.”) federal statutory tax rate.

	Year Ended September 30,
dollars in millions	2024	2023
Computed tax at federal statutory rate (21%)	$69.2	$46.3
State income taxes, net of effect on federal tax	13.5	8.4
Other, net (none in excess of 5% of computed tax)	0.2	0.2
Income tax expense	$82.9	$54.9
The Organization for Economic Cooperation and Development’s global tax reform initiative (referred to as Pillar 2) is aimed at ensuring multinational enterprises pay a minimum level of tax in all countries in which they operate, with certain aspects of Pillar 2 effective January 1, 2024 and other aspects effective January 1, 2025. We continue to evaluate the impact of these proposed and enacted legislative changes as new guidance becomes available and do not expect Pillar 2 to have a material impact on our effective income tax rate or our consolidated results of operations, financial position or cash flows.

LIQUIDITY AND CAPITAL RESOURCES
During the years ended September 30, 2024 and 2023, we borrowed zero and $115.0 million, respectively, and repaid $25.0 million and $189.0 million, respectively, under our revolving credit facility, which is provided under our credit agreement entered into on March 10, 2022 (as amended, the “Credit Agreement”) in an aggregate principal amount of $250.0 million (the “Revolving Credit Facility”). We had $250.0 million and $225.0 million of borrowing capacity under the Revolving Credit Facility as of September 30, 2024 and 2023, respectively, and there were no outstanding letters of credit under the Revolving Credit Facility as of September 30, 2024 or 2023.
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
During the years ended September 30, 2024 and 2023, we repurchased 2.6 million and 4.2 million shares, respectively, of our common stock at an average share price of $56.12 and $29.56 per share, respectively, and at a total cost, including accrued excise tax and broker’s commissions, of $148.0 million and $126.3 million, respectively.
For additional information on our Credit Agreement and share repurchases, see Notes 13 and 16 within “Notes to Consolidated Financial Statements.”
Sources and Uses of Cash
We expect to generate positive cash flows from operations and believe our cash on hand, cash flows from operations and current and possible future credit facilities will be sufficient to satisfy our future working capital requirements, purchase commitments, research and development activities, debt repayments (including interest payments), share repurchases and other financing requirements for the foreseeable future. We are not aware of any trends or demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, our liquidity increasing or decreasing in any material way that will impact meeting our capital needs during or beyond the next twelve months. Our ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures and other business risk factors. We believe that we have sufficient liquidity and cash on hand to satisfy our cash needs. If we are unable to generate sufficient cash flows from operations, or otherwise to comply with the terms of our credit facilities, we may be required to seek additional financing alternatives.
Short-term financing needs primarily consist of working capital requirements and interest payments on our 7.00% senior notes maturing in March 2030 (the “7.00% Senior Notes”). Long-term financing needs include the repayment of our 7.00% Senior Notes. Additional long-term financing needs will depend largely on potential growth opportunities, including acquisition activity and other strategic transactions. Our asset-light business model requires modest capital expenditures, with annual capital expenditures over the last three fiscal years averaging less than 1% of net sales. No significant capital expenditures are planned for fiscal 2025. Additionally, we may continue to repurchase shares of our common stock. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
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
•Purchase Obligations — Purchase obligations are legally binding agreements to purchase goods, services or equipment that specify all significant terms, including: fixed or minimum quantities to be purchased and/or penalties imposed for failing to meet contracted minimum purchase quantities (such as “take-or-pay” contracts); fixed, minimum or variable price provisions; and the approximate timing of the transaction. As of September 30, 2024, we had total purchase commitments of $1,517.0 million (with $661.2 million due in fiscal 2025) which extend through fiscal 2033.
•Other liabilities – Other liabilities include obligations associated with certain employee benefit programs, provisions for legal matters, unrecognized tax benefits and various other long-term liabilities, all of which have some inherent uncertainty as to the amount and timing of payments and were reflected on our Consolidated Balance Sheets as of September 30, 2024.

The following table presents select cash flow data, which is discussed below.

	Year Ended September 30,
dollars in millions	2024	2023
Cash provided by (used in):
Operating activities	$199.6	$215.6
Investing activities	(1.8)	(1.8)
Financing activities	(175.1)	(201.7)
Effect of exchange rate changes on cash and cash equivalents	—	0.5
Net increase in cash and cash equivalents	$22.7	$12.6
Operating Activities
Cash provided by operating activities for the year ended September 30, 2024 decreased $16.0 million compared to the prior year. The decrease was primarily due to increased inventory levels in the current year (driven by higher production), increased trade receivable levels in the current year (driven by higher net sales) and increased tax payments (net of refunds) of $32.3 million. These negative impacts were partially offset by fluctuations in the timing of payments of trade payables and decreased interest payments of $7.0 million due to lower borrowings outstanding under our Revolving Credit Facility.
Investing Activities
Cash used in investing activities for both the years ended September 30, 2024 and 2023 was $1.8 million and related to capital expenditures in each year.
Financing Activities
Fiscal 2024
Cash used in financing activities for the year ended September 30, 2024 was $175.1 million. We paid $146.6 million, including broker’s commissions, for the repurchase of our common stock and repaid $25.0 million under the Revolving Credit Facility.
Fiscal 2023
Cash used in financing activities for the year ended September 30, 2023 was $201.7 million. We paid $125.5 million, including broker’s commissions, for the repurchase of our common stock and borrowed and repaid $115.0 million and $189.0 million, respectively, under the Revolving Credit Facility.
Debt Covenants
The Credit Agreement contains affirmative and negative covenants applicable to us and our restricted subsidiaries customary for agreements of this type, including delivery of financial and other information; compliance with laws; maintenance of property; existence; insurance; books and records; providing inspection rights; obligation to provide collateral and guarantees by certain new subsidiaries; delivery of environmental reports; participation in an annual meeting with the agent and the lenders; further assurances; and limitations with respect to indebtedness, liens, fundamental changes, restrictive agreements, use of proceeds, amendments of organization documents, prepayments and amendments of certain indebtedness, dispositions of assets, acquisitions and other investments, sale leaseback transactions, changes in the nature of business, transactions with affiliates and dividends and redemptions or repurchases of stock. Under the terms of the Credit Agreement, we are also required to comply with a financial covenant requiring us to maintain a total net leverage ratio (as defined in the Credit Agreement) not to exceed 6.00:1.00, measured as of the last day of each fiscal quarter. We were in compliance with the financial covenant as of September 30, 2024, and we do not believe non-compliance is reasonably likely in the foreseeable future.
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
CURRENCY
Certain sales and costs of our foreign operations are denominated in Euros. Consequently, profits from these operations are impacted by fluctuations in the value of this currency relative to the U.S. Dollar. We incur gains and losses within our stockholders’ equity due to the translation of our financial statements from foreign currencies into U.S. Dollars and our income statement trends may be impacted by such translation of the income statements of our foreign operations. The exchange rates used to translate our foreign sales into U.S. Dollars negatively affected net sales by less than 1% during the year ended September 30, 2024, and did not have a material impact on our operating profit or net earnings during the year ended September 30, 2024.
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
Revenue Recognition, Allowance for Trade Promotions — The recognition of certain variable trade promotions, which are treated as a reduction of revenue, requires significant management judgment regarding estimated purchase volumes and program participation. Estimates are based on contractual provisions, redemption rate assumptions and our assessment of current market provisions. Redemption rate assumptions are based on historical results of similar promotions on a deal-by-deal basis, adjusted for current expectations of promotion performance based on current market trends. We review and update estimates of variable consideration quarterly. Uncertainties related to the estimates of variable consideration are resolved in a short time frame and do not require any additional constraint on variable consideration. Less than 1% of our annual net sales represent variable consideration that will be resolved in the subsequent period. Based on historical experience, we do not believe that there will be significant changes to our estimates of variable consideration when any uncertainties are resolved with customers. However, significant changes in our estimates could have a material impact on our results of operations.
RECENTLY ISSUED AND ADOPTED ACCOUNTING STANDARDS
See Note 3 within “Notes to Consolidated Financial Statements” for a discussion regarding recently issued accounting standards.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk from commodity prices, foreign currency exchange rates and interest rates, among others. For additional discussion of these risks, refer to “Cautionary Statement on Forward-Looking Statements” on page 1 and “Risk Factors” in Item 1A of this report.
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
Interest Rate Risk
As of both September 30, 2024 and 2023, the Company had outstanding principal value indebtedness of $840.0 million related to its 7.00% Senior Notes. Additionally, the Company had an aggregate principal amount of $25.0 million outstanding under its Revolving Credit Facility as of September 30, 2023. The Company had no outstanding borrowings under its Revolving Credit Facility as of September 30, 2024. Borrowings under the Revolving Credit Facility bear interest at variable rates.
As of September 30, 2024 and 2023, the fair value of the Company’s debt, excluding any borrowings under its Revolving Credit Facility, was $880.6 million and $830.0 million, respectively. Changes in interest rates impact fixed and variable rate debt differently. For fixed rate debt, a change in interest rates will only impact the fair value of the debt, whereas a change in the interest rates on variable rate debt will impact interest expense and cash flows. A hypothetical 10% decrease in interest rates would have increased the fair value of the fixed rate debt by approximately $7 million and $19 million as of September 30, 2024 and 2023, respectively. A hypothetical 10% increase in interest rates would have had an immaterial impact on both interest expense and interest paid during both the years ended September 30, 2024 and 2023. For additional information regarding the Company’s debt, see Note 13 within “Notes to Consolidated Financial Statements.”

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of BellRing Brands, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of BellRing Brands, Inc. and its subsidiaries (the “Company”) as of September 30, 2024 and 2023, and the related consolidated statements of operations, of comprehensive income, of stockholders' deficit and of cash flows for each of the three years in the period ended September 30, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Receivables, net- Allowance for Trade Promotions
As described in Note 2 to the consolidated financial statements, many of the Company's contracts with customers include some form of variable or fixed consideration. The most common forms of variable and fixed consideration are trade promotions, rebates and discount programs. These programs resulted in an allowance for trade promotions of $38.8 million which is reflected as a reduction of Receivables, net as of September 30, 2024. Variable consideration is treated as a reduction of revenue at the time product revenue is recognized. Methodologies for determining these provisions are dependent on specific customer pricing and promotional practices, which range from contractually fixed percentage price reductions to reimbursement based on actual occurrence or performance. The Company reviews and updates estimates of variable consideration each period. Uncertainties related to the estimates of variable consideration are resolved in a short time frame and do not require any additional constraint on variable consideration. The principal consideration for our determination that performing procedures relating to receivables, net - allowance for trade promotions is a critical audit matter is the matter involved significant audit effort in performing procedures related to management’s allowance for trade promotions.
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
November 19, 2024

We have served as the Company's auditor since 2019.

BELLRING BRANDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Year Ended September 30,
	2024	2023	2022
Net Sales	$1,996.2	$1,666.8	$1,371.5
Cost of goods sold	1,288.9	1,136.6	949.7
Gross Profit	707.3	530.2	421.8
Selling, general and administrative expenses	284.6	216.3	189.7
Amortization of intangible assets	35.0	26.6	19.7
Operating Profit	387.7	287.3	212.4
Interest expense, net	58.3	66.9	49.2
Loss on extinguishment of debt, net	—	—	17.6
Earnings before Income Taxes	329.4	220.4	145.6
Income tax expense	82.9	54.9	29.6
Net Earnings Including Redeemable Noncontrolling Interest	246.5	165.5	116.0
Less: Net earnings attributable to redeemable noncontrolling interest	—	—	33.7
Net Earnings Available to Common Stockholders	$246.5	$165.5	$82.3

Earnings per share of Common Stock:
Basic	$1.89	$1.24	$0.88
Diluted	$1.86	$1.23	$0.88

Weighted-Average shares of Common Stock Outstanding:
Basic	130.3	133.0	93.5
Diluted	132.3	134.1	93.8
 See accompanying Notes to Consolidated Financial Statements.

BELLRING BRANDS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended September 30,
	2024	2023	2022
Net Earnings Including Redeemable Noncontrolling Interest	$246.5	$165.5	$116.0
Hedging adjustments:
Reclassifications to net earnings	—	—	7.1
Foreign currency translation adjustments:
Unrealized foreign currency translation adjustments	1.1	1.2	(2.9)
Tax expense on other comprehensive income:
Reclassifications to net earnings	—	—	(0.4)
Total Other Comprehensive Income Including Redeemable Noncontrolling Interest	1.1	1.2	3.8
Less: Comprehensive income attributable to redeemable noncontrolling interest	—	—	38.3
Total Comprehensive Income Available to Common Stockholders	$247.6	$166.7	$81.5
See accompanying Notes to Consolidated Financial Statements.

BELLRING BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except par value)

	September 30,
	2024	2023
ASSETS
Current Assets
Cash and cash equivalents	$71.1	$48.4
Receivables, net	220.4	168.2
Inventories	286.1	194.3
Prepaid expenses and other current assets	15.1	13.3
Total Current Assets	592.7	424.2
Property, net	9.2	8.5
Goodwill	65.9	65.9
Intangible assets, net	141.8	176.8
Deferred income taxes	12.9	4.2
Other assets	14.5	12.0
Total Assets	$837.0	$691.6
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$121.0	$89.0
Other current liabilities	82.7	61.2
Total Current Liabilities	203.7	150.2
Long-term debt	833.1	856.8
Deferred income taxes	0.4	0.4
Other liabilities	5.7	7.7
Total Liabilities	1,042.9	1,015.1
Commitments and Contingencies (See Note 14)
Stockholders’ Deficit
Preferred stock, $0.01 par value; 50.0 shares authorized, zero shares issued and outstanding in each year	—	—
Common stock; $0.01 par value; 500.0 shares authorized in each year, 136.7 and 136.5 shares issued, respectively; 128.8 and 131.2 shares outstanding, respectively	1.4	1.4
Additional paid-in capital	37.3	19.3
Retained earnings (accumulated deficit)	56.4	(190.1)
Accumulated other comprehensive loss	(2.0)	(3.1)
Treasury stock, at cost, 7.9 and 5.3 shares, respectively	(299.0)	(151.0)
Total Stockholders’ Deficit	(205.9)	(323.5)
Total Liabilities and Stockholders’ Deficit	$837.0	$691.6
See accompanying Notes to Consolidated Financial Statements.

BELLRING BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended September 30,
	2024	2023	2022
Cash Flows from Operating Activities
Net earnings including redeemable noncontrolling interest	$246.5	$165.5	$116.0
Adjustments to reconcile net earnings including redeemable noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	36.5	28.3	21.3
Loss on extinguishment and refinancing of debt, net	—	—	17.6
Non-cash stock-based compensation expense	21.0	14.2	9.8
Deferred income taxes	(8.7)	(6.0)	(4.0)
Other, net	1.9	1.2	1.4
Other changes in operating assets and liabilities:
(Increase) decrease in receivables	(51.6)	5.5	(70.7)
(Increase) decrease in inventories	(90.9)	6.4	(83.9)
(Increase) decrease in prepaid expenses and other current assets	(1.7)	(0.8)	1.1
(Increase) decrease in other assets	(2.5)	(1.8)	2.3
Increase in accounts payable and other current liabilities	49.2	3.1	10.3
Decrease in non-current liabilities	(0.1)	—	(0.2)
Net Cash Provided by Operating Activities	199.6	215.6	21.0

Cash Flows from Investing Activities
Additions to property	(1.8)	(1.8)	(1.8)
Net Cash Used in Investing Activities	(1.8)	(1.8)	(1.8)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	—	115.0	164.0
Repayments of long-term debt	(25.0)	(189.0)	(674.9)
Payment of merger consideration	—	—	(115.5)
Purchases of treasury stock	(146.6)	(125.5)	(42.8)
Payments of debt issuance, extinguishment costs and deferred financing fees	—	—	(11.9)
Distributions from Post Holdings, Inc., net	—	—	547.2
Other, net	(3.5)	(2.2)	(1.1)
Net Cash Used in Financing Activities	(175.1)	(201.7)	(135.0)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	0.5	(1.0)
Net Increase (Decrease) in Cash and Cash Equivalents	22.7	12.6	(116.8)
Cash and Cash Equivalents, Beginning of Year	48.4	35.8	152.6
Cash and Cash Equivalents, End of Year	$71.1	$48.4	$35.8

Supplemental noncash information:
Debt issued to Post Holdings, Inc. in connection with Spin-off	$—	$—	$840.0
    See accompanying Notes to Consolidated Financial Statements.

BELLRING BRANDS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(in millions)

	As of and for the Year Ended September 30,
	2024	2023	2022
Preferred Stock
Beginning and end of year	$—	$—	$—
Common Stock
Beginning of year	1.4	1.4	0.4
Impact of Spin-off	—	—	1.0
End of year	1.4	1.4	1.4
Additional Paid-in Capital
Beginning of year	19.3	7.0	—
Activity under stock and deferred compensation plans	(3.0)	(1.9)	(0.9)
Non-cash stock-based compensation expense	21.0	14.2	9.8
Redemption value adjustment to redeemable noncontrolling interest	—	—	(1.9)
End of year	37.3	19.3	7.0
Retained Earnings (Accumulated Deficit)
Beginning of year	(190.1)	(355.6)	(3,059.7)
Net earnings available to common stockholders	246.5	165.5	82.3
Distributions to Post Holdings, Inc.	—	—	(3.2)
Redemption value adjustment to redeemable noncontrolling interest	—	—	372.4
Impact of Spin-off	—	—	2,252.6
End of year	56.4	(190.1)	(355.6)
Accumulated Other Comprehensive Loss
Hedging Adjustments, net of tax
Beginning of year	—	—	(1.6)
Net change in hedges, net of tax	—	—	1.6
End of year	—	—	—
Foreign Currency Translation Adjustments
Beginning of year	(3.1)	(4.3)	(1.9)
Foreign currency translation adjustments	1.1	1.2	(2.4)
End of year	(2.0)	(3.1)	(4.3)
Treasury Stock
Beginning of year	(151.0)	(24.7)	—
Purchases of treasury stock	(148.0)	(126.3)	(42.8)
Impact of Spin-off	—	—	18.1
End of year	(299.0)	(151.0)	(24.7)
Total Stockholders’ Deficit	$(205.9)	$(323.5)	$(376.2)

Preferred Stock, shares
Beginning and end of year	—	—	—
Common Stock, shares
Beginning of year	131.2	135.3	39.5
Activity under stock and deferred compensation plans	0.2	0.1	0.2
Impact of Spin-off	—	—	97.5
Purchases of treasury stock	(2.6)	(4.2)	(1.9)
End of year	128.8	131.2	135.3
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
On August 11, 2022, Post transferred 14.8 million shares of its BellRing Common Stock to certain financial institutions in satisfaction of term loan obligations of Post. On November 25, 2022, Post transferred its remaining 4.6 million shares of BellRing Common Stock to certain financial institutions in satisfaction of term loan obligations of Post. As such, Post had no ownership of BellRing Common Stock as of September 30, 2024 or 2023.
The Company incurred separation-related expenses of $0.7 and $14.5 during the years ended September 30, 2023 and 2022, respectively, in connection with its separation from Post. These expenses generally included third-party costs for advisory services, fees charged by other service providers and government filing fees and were included in “Selling, general and administrative expenses” in the Consolidated Statements of Operations. No separation-related expenses were incurred during the year ended September 30, 2024.
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

The Company is a consumer products holding company operating in the global convenient nutrition category and is a provider of ready-to-drink (“RTD”) protein shakes and powders. The Company has a single operating and reportable segment, with its principal products being protein-based consumer goods. The Company’s primary brands are Premier Protein and Dymatize.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation — Prior to the Spin-off, the financial results of BellRing LLC and its subsidiaries were consolidated with Old BellRing, and a portion of the consolidated net earnings of BellRing LLC was allocated to the redeemable noncontrolling interest (“NCI”). The calculation of the NCI was based on Post’s ownership percentage of BellRing LLC units during the period prior to the Spin-off and reflected the entitlement of Post to a portion of the consolidated net earnings of BellRing LLC prior to the Spin-off.
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
Cash Equivalents — Cash equivalents include all highly liquid investments with original maturities of less than three months. At September 30, 2024 and 2023, the Company had $71.1 and $48.4, respectively, in available cash, of which 2.5% and 3.6%, respectively, was outside of the United States (“U.S.”). The Company’s intention is to reinvest these funds indefinitely.
Receivables — Receivables are reported at net realizable value. This value includes appropriate allowances for credit losses, cash discounts and other amounts which the Company does not ultimately expect to collect. To calculate the allowance for credit losses, the Company estimates uncollectible amounts based on a review of past due balances, historical loss information and an evaluation of customer accounts for potential future losses. A receivable is considered past due if payments have not been received within the agreed upon invoice terms. Receivables are written off against the allowance when deemed to be uncollectible based upon the Company’s evaluation of the customer’s solvency. As of September 30, 2024 and 2023, the Company did not have off-balance sheet credit exposure related to its customers.
Inventories — Inventories are generally valued at the lower of cost (determined on a first-in, first-out basis) or net realizable value. Reported amounts have been reduced by an allowance for obsolete product and packaging materials based on a review of inventories on hand compared to estimated future usage and sales.
Property — Property is recorded at cost, and depreciation expense is generally provided on a straight-line basis over the estimated useful life of the property. Estimated useful lives range from 3 to 10 years for machinery and equipment; 1 to 33 years for buildings, building improvements and leasehold improvements; and 1 to 5 years for software. Total depreciation expense was $1.5, $1.7 and $1.6 in fiscal 2024, 2023 and 2022, respectively. Any gains and losses incurred on the sale or disposal of assets would be included in other operating income/expense in the statement of operations. Ordinary repair and maintenance costs are accounted for under the direct expensing method. Property consisted of:

	September 30,
	2024	2023
Land and land improvements	$0.8	$0.7
Buildings and leasehold improvements	4.5	5.6
Machinery and equipment	14.3	14.1
Software	1.2	2.4
Construction in progress	0.6	1.2
	21.4	24.0
Accumulated depreciation	(12.2)	(15.5)
Property, net	$9.2	$8.5
As of both September 30, 2024 and 2023, the majority of the Company’s tangible long-lived assets were located in Europe and had a net carrying value of $8.1 and $7.1, respectively; the remainder were located in the U.S.
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
The Company has two reporting units, which have been identified at a level below the operating segment level; however, only one reporting unit had a goodwill balance as of September 30, 2024, 2023 and 2022. In fiscal 2024, 2023 and 2022, the Company performed a qualitative impairment test and determined there were no indicators, including adverse trends in the business, that would indicate it was more likely than not that the fair value of the reporting unit was less than its carrying amount. The Company last performed a quantitative impairment test in fiscal 2019. The Company did not record a goodwill impairment charge during the years ended September 30, 2024, 2023 or 2022, as the reporting unit with goodwill passed the qualitative impairment test.
The components of “Goodwill” on the Consolidated Balance Sheets at both the beginning and end of the years ended September 30, 2024 and 2023 are presented in the following table.

Goodwill, gross	$180.7
Accumulated impairment losses	(114.8)
Goodwill	$65.9

Intangible Assets — Intangible assets consist primarily of definite-lived customer relationships, trademarks and brands. Amortization expense related to definite-lived intangible assets, which is provided on a straight-line basis (as it approximates the economic benefit) over the estimated useful lives of the assets, was $35.0, $26.6 and $19.7 in fiscal 2024, 2023 and 2022, respectively. For the definite-lived intangible assets recorded as of September 30, 2024, amortization expense is expected to be $17.0 per year for fiscal 2025 through fiscal 2029. Intangible assets consisted of:

	September 30, 2024			September 30, 2023
	Carrying Amount	Accumulated Amortization	Net Amount	Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	$160.7	$(94.6)	$66.1	$178.4	$(97.2)	$81.2
Trademarks and brands	164.4	(88.7)	75.7	194.0	(98.4)	95.6
Other intangible assets	3.1	(3.1)	—	3.1	(3.1)	—
Intangible assets, net	$328.2	$(186.4)	$141.8	$375.5	$(198.7)	$176.8
In August 2023, the Company approved a plan to discontinue the PowerBar business in North America. In connection with the discontinuance, the Company updated the useful lives of the customer relationships and trademark associated with the PowerBar business in North America to reflect the remaining period in which the Company expects to sell existing PowerBar product inventory in North America. Accelerated amortization of $17.4 and $7.1 was recorded during the years ended September 30, 2024 and 2023, respectively, resulting from the updated useful lives of the customer relationships and trademark associated with the PowerBar business in North America, which were fully amortized and written off as of September 30, 2024.
Recoverability of Assets — The Company continually evaluates whether events or circumstances have occurred which might impair the recoverability of the carrying value of its assets, including property, identifiable intangibles, goodwill and right-of-use (“ROU”) assets. Definite-lived assets (groups) are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of an asset (group) may not be recoverable or the estimated useful life is no longer appropriate. The Company groups assets at the lowest level for which cash flows are separately identifiable. If circumstances require that a definite-lived asset (group) be tested for possible impairment, the Company will compare the undiscounted cash flows expected to be generated by the asset (group) to the carrying amount of the asset (group). If the carrying amount of the asset (group) is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount of the asset (group) exceeds its fair value. There were no impairments recorded on the Company’s definite-lived assets (groups) in fiscal 2024, 2023 or 2022.
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
For previous cash flow hedges that were designated for hedge accounting, gains and losses were recorded in other comprehensive income (“OCI”) and were reclassified to the Consolidated Statements of Operations in conjunction with the recognition of the underlying hedged item. Changes in the fair value of derivatives that are not designated for hedge accounting are recognized immediately in the Consolidated Statements of Operations. Cash flows from derivatives that were designated as hedges and cash flows from derivatives that are not designated as hedges are classified in the same category on the Consolidated Statements of Cash Flows as the items being hedged or on a basis consistent with the nature of the instruments. The Company held no material derivative financial instruments as of September 30, 2024 or 2023.
Leases — The Company leases office space, certain warehouses and equipment primarily through operating lease agreements. The Company has no finance lease agreements. The Company determines if an arrangement is a lease at its inception. When the arrangements include lease and non-lease components, the Company accounts for them as a single lease component. Leases with an initial term of less than 12 months are not reported on the balance sheet, but rather are recognized as lease expense on a straight-line basis over the lease term. Arrangements may include options to extend or terminate the lease arrangement. These options are included in the lease term used to establish ROU assets and lease liabilities when it is reasonably certain they will be exercised. The Company will reassess expected lease terms based on changes in circumstances that indicate options may be more or less likely to be exercised.
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
Many of the Company’s contracts with customers include some form of variable or fixed consideration. The most common forms of variable and fixed consideration are trade promotions, rebates and discount programs. As of September 30, 2024 and 2023, these programs resulted in an allowance for trade promotions of $38.8 and $15.8, respectively, which were recorded as a reduction of “Receivables, net” on the Consolidated Balance Sheets. Variable consideration is treated as a reduction of revenue at the time product revenue is recognized. Methodologies for determining these provisions are dependent on specific customer pricing and promotional practices, which range from contractually fixed percentage price reductions to reimbursement based on actual occurrence or performance. The Company does not believe that there will be significant changes to its estimates of variable consideration when any uncertainties are resolved with customers. The Company reviews and updates estimates of variable consideration each period. Uncertainties related to the estimates of variable consideration are resolved in a short time frame and do not require any additional constraint on variable consideration. The majority of trade promotions are redeemed in the form of invoice credits against trade receivables.
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
Cost of Goods Sold — Cost of goods sold includes, among other things, inbound and outbound freight costs and depreciation expense related to assets used in production, while storage and other warehousing costs are included in “Selling, general and administrative expenses” in the Consolidated Statements of Operations. Storage and other warehousing costs totaled $25.3, $20.1 and $16.6 in fiscal 2024, 2023 and 2022, respectively.
Advertising — Advertising costs are expensed as incurred, except for costs of producing media advertising such as television commercials or magazine and online advertisements, which are deferred until the first time the advertising takes place and amortized over the period the advertising runs. These amounts were reported within “Prepaid expenses and other current assets” on the Consolidated Balance Sheets and were immaterial as of both September 30, 2024 and 2023.
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
In addition, subsequent to September 30, 2024, the FASB issued ASU 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (subtopic 220-40): Disaggregation of Income Statement Expenses.” This ASU is effective for fiscal years beginning after December 15, 2026 (i.e., the Company’s annual financial statements for the year ended September 30, 2028) and for interim periods within fiscal years beginning after December 15, 2027 (i.e., the Company’s interim financial statements for the three months ended December 31, 2028), with early adoption permitted. This ASU can be adopted either (i) prospectively to financial statements issued for reporting periods after the effective date of the ASU or (ii) retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact of this standard.
NOTE 4 — REVENUE
The following table presents net sales by product.

	Year Ended September 30,
	2024	2023	2022
Shakes and other beverages	$1,619.2	$1,327.0	$1,084.0
Powders	326.7	289.7	242.2
Other	50.3	50.1	45.3
Net Sales	$1,996.2	$1,666.8	$1,371.5

The Company’s revenues were primarily generated by sales within the U.S.; foreign sales were 10.8%, 10.5% and 11.3% of total fiscal 2024, 2023 and 2022 net sales, respectively. The largest concentration of foreign sales in fiscal 2024, 2023 and 2022 was within Canada, which accounted for 37.7%, 40.8% and 35.4% of total foreign sales, respectively.
Three customers individually accounted for more than 10% of total net sales in each of the years ended September 30, 2024 and 2023 and two customers individually accounted for more than 10% of total net sales in the year ended September 30, 2022. One customer accounted for 35.8%, 33.9% and 31.9% of total net sales in the years ended September 30, 2024, 2023 and 2022, respectively. A second customer accounted for 27.3%, 30.0% and 31.6% of total net sales in the years ended September 30, 2024, 2023 and 2022, respectively. A third customer accounted for 11.7% and 11.4% of total net sales in the years ended September 30, 2024 and September 30, 2023, respectively, but did not account for more than 10% of total net sales in the year ended September 30, 2022.
NOTE 5 — RELATED PARTY TRANSACTIONS
Both prior to and subsequent to the Spin-off, transactions with Post were considered related party transactions as certain of the Company’s officers and/or directors serve as officers and/or directors of Post.
The MSA and Royalties
The Company uses certain functions and services performed by Post under a master services agreement (the “MSA”). These functions and services include finance, internal audit, treasury, information technology support, insurance and tax matters, the use of office and/or data center space, payroll processing services and tax compliance services. Prior to the Spin-off, Post also provided legal services to the Company. The MSA was amended and restated upon completion of the Spin-off to provide for similar services following the Spin-off and such other services as BellRing and Post may agree. The MSA was further amended on August 4, 2023 to modify the scope and pricing, and extended the term of certain services provided under it, none of which modifications are expected to materially increase the aggregate fees payable under the MSA. During the years ended September 30, 2024, 2023 and 2022, MSA fees were $3.4, $4.0 and $4.6, respectively. MSA fees were reported in “Selling, general and administrative expenses” in the Consolidated Statements of Operations.
The Company licenses certain intellectual property to and from Post and its subsidiaries based upon prices governed by agreements between the Company and Post and its subsidiaries, consistent with prices of similar arm's-length transactions. During each of the years ended September 30, 2024, 2023 and 2022, royalties paid to and received from Post and its subsidiaries were immaterial.
Co-Packing Agreement
On September 30, 2022, Premier Nutrition Company, LLC (“Premier Nutrition”), a subsidiary of the Company, entered into a co-packing agreement with Comet Processing, Inc. (“Comet”), a wholly-owned subsidiary of Post (the “Co-Packing Agreement”). Under the Co-Packing Agreement, Premier Nutrition procures certain packaging materials for Comet that Comet utilizes in the production of RTD shakes for Premier Nutrition. In December 2023, in accordance with the terms of the Co-Packing Agreement, Comet began manufacturing RTD shakes for Premier Nutrition. During the year ended September 30, 2024, purchases of RTD shakes manufactured by Comet were $8.6. There were no purchases of RTD shakes manufactured by Comet during fiscal 2023 or 2022.
As of September 30, 2024 and 2023, the Company had current payables with Post of $1.5 and $2.5, respectively, related to RTD shake purchases and MSA fees in the current year and reimbursable start-up costs in the prior year, which were included in “Accounts payable” on the Consolidated Balance Sheets. Current receivables with Post at both September 30, 2024 and 2023 were immaterial.
Stock Based Compensation
Prior to the IPO, the Company’s employees participated in various Post long-term incentive plans which issued awards connected to Post common stock (“Post Equity Awards”). Subsequent to the IPO, BellRing employees were no longer eligible to receive new issuances of Post Equity Awards; however, BellRing employees continued to vest in any issued and outstanding Post Equity Awards, pursuant to the terms of the awards, and the Company incurred pass-through charges from Post relating to these awards. During each of the years ended September 30, 2023 and 2022, total compensation cost related to the Post Equity Awards recognized by the Company was immaterial, and all Post Equity Awards had vested as of September 30, 2023. There was no compensation cost related to the Post Equity Awards recognized by the Company during the year ended September 30, 2024.
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
Post’s ownership of BellRing LLC units prior to the Spin-off represented a NCI to the Company, which was classified outside of permanent stockholders’ equity as the BellRing LLC units were redeemable at the option of Post, through Post’s ownership of Old BellRing Class B Common Stock (see Note 1). The carrying amount of the NCI was the greater of: (i) the initial carrying amount, increased or decreased for the NCI’s share of net income or loss, other comprehensive income or loss and distributions or dividends or (ii) the redemption value. Changes in the redemption value of the NCI were recorded to “Additional paid-in capital”, to the extent available, and “Retained earnings (accumulated deficit)” on the Consolidated Balance Sheets.
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
The following table summarizes the changes to the Company’s NCI for the year ended September 30, 2022 prior to the Spin-off. There were no changes to the Company’s NCI for the years ended September 30, 2024 or 2023 as the carrying amount of the NCI was reduced to zero immediately following the Spin-off.

Beginning of year	$2,997.3
Net earnings attributable to NCI	33.7
Net change in hedges, net of tax	5.1
Foreign currency translation adjustments	(0.5)
Redemption value adjustment to NCI	(370.5)
Impact of Spin-off	(2,665.1)
End of year	$—
The following table summarizes the effects of changes in NCI on the Company’s equity for the year ended September 30, 2022 prior to the Spin-off. There were no transfers to or from NCI for the years ended September 30, 2024 or 2023 as the carrying amount of the NCI was reduced to zero immediately following the Spin-off.

Net earnings available to common stockholders	$82.3
Transfers from NCI:
Changes in equity as a result of redemption value adjustment to NCI	(370.5)
Increase in equity as a result of the Spin-off	(2,665.1)
Changes from net earnings available to common stockholders and transfers from NCI	$(2,953.3)
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

The expense (benefit) for income taxes consisted of the following:

	Year Ended September 30,
	2024	2023	2022
Current:
Federal	$73.1	$49.1	$28.0
State	17.8	10.9	5.2
Foreign	0.7	0.9	0.4
	91.6	60.9	33.6
Deferred:
Federal	(7.1)	(4.9)	(3.4)
State	(1.6)	(1.1)	(0.6)
Foreign	—	—	—
	(8.7)	(6.0)	(4.0)
Income tax expense	$82.9	$54.9	$29.6
The effective income tax rate for fiscal 2024 was 25.2% compared to 24.9% for fiscal 2023 and 20.3% for fiscal 2022. The increase in the effective income tax rates for fiscal 2024 and fiscal 2023 compared to fiscal 2022 was primarily due to the change in tax expense allocation related to the Spin-off. After the Spin-off, the Company reported 100% of the income, gain, loss and deduction of BellRing LLC for U.S. federal, state, and local income tax purposes, whereas, prior to the Spin-off in the second quarter of fiscal 2022, the Company reported Old BellRing’s share of such activity. This increase was partially offset by higher separation-related expenses incurred in connection with the Spin-off in fiscal 2022 that were treated as non-deductible.
The following table presents the reconciliation of income tax expense with amounts computed at the federal statutory tax rate.

	Year Ended September 30,
	2024	2023	2022
Computed tax at federal statutory rate (21%)	$69.2	$46.3	$30.6
Income tax expense attributable to NCI	—	—	(7.6)
State income taxes, net of effect on federal tax	13.5	8.4	4.7
Transaction costs	—	—	2.0
Other, net (none in excess of 5% of computed tax)	0.2	0.2	(0.1)
Income tax expense	$82.9	$54.9	$29.6
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax non-current assets (liabilities) were as follows:

	September 30, 2024			September 30, 2023
	Assets	Liabilities	Net	Assets	Liabilities	Net
Accrued liabilities	$6.7	$—	$6.7	6.0	—	6.0
Accrued vacation, incentive and severance	5.0	—	5.0	3.1	—	3.1
Capitalized research and development	4.7	—	4.7	2.3	—	2.3
Inventory	4.2	—	4.2	4.4	—	4.4
Stock-based compensation awards	3.0	—	3.0	2.2	—	2.2
Lease liabilities	1.0	—	1.0	1.4	—	1.4
Intangible assets	—	(10.9)	(10.9)	—	(13.9)	(13.9)
ROU assets	—	(1.0)	(1.0)	—	(1.4)	(1.4)
Property	—	(0.2)	(0.2)	—	(0.3)	(0.3)
Total deferred income taxes	$24.6	$(12.1)	$12.5	$19.4	$(15.6)	$3.8

No provision has been made for income taxes on undistributed earnings of consolidated foreign subsidiaries of $4.2 and $2.8 at September 30, 2024 and 2023, respectively, as it is the Company’s intention to indefinitely reinvest undistributed earnings of its foreign subsidiaries. Any additional income taxes and applicable foreign withholding taxes that would be payable on the remittance of such undistributed earnings would be immaterial.
For fiscal 2024, 2023 and 2022, foreign income before income taxes was $2.0, $2.0 and $1.1, respectively.
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
At September 30, 2024 and 2023, the Company had net unrecognized tax benefits of $1.4 and $1.5, respectively. There was no material unrecognized tax benefits activity during the years ended September 30, 2024, 2023 or 2022. The amount of the net unrecognized tax benefits that, if recognized, would directly affect the effective tax rate was $1.4 at September 30, 2024. No material changes to unrecognized tax benefits at September 30, 2024 are expected to be recognized within the next twelve months.
The Company computes tax-related interest and penalties as the difference between the tax position recognized for financial reporting purposes and the amount previously taken on the Company’s tax returns and classifies these amounts as components of income tax (benefit) expense. During each of the years ended September 30, 2024, 2023 and 2022, expenses recorded related to interest and penalties were immaterial, and the Company had immaterial interest and penalty accruals at both September 30, 2024 and 2023.
U.S. federal, U.S. state and foreign jurisdiction income tax returns for the tax years ended September 30, 2021 through September 30, 2023 are generally open and subject to examination by the tax authorities in each respective jurisdiction.
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

The following table sets forth the computation of basic and diluted earnings per share.

	Year Ended September 30,
	2024	2023	2022
Net earnings available to common stockholders for basic earnings per share	$246.5	$165.5	$82.3
Dilutive impact of net earnings attributable to NCI	—	—	—
Net earnings available to common stockholders for diluted earnings per share	$246.5	$165.5	$82.3

shares in millions
Weighted-average shares for basic earnings per share	130.3	133.0	93.5
Effect of dilutive securities:
Stock options	0.2	0.1	0.1
Restricted stock units	0.3	0.3	0.2
Performance-based restricted stock units	1.5	0.7	—
Weighted-average shares for diluted earnings per share	132.3	134.1	93.8

Basic earnings per share of Common Stock	$1.89	$1.24	$0.88
Diluted earnings per share of Common Stock	$1.86	$1.23	$0.88
The following table details the securities that have been excluded from the calculation of weighted-average shares for diluted earnings per share as they were anti-dilutive.

	Year Ended September 30,
shares in millions	2024	2023	2022
Restricted stock units	—	0.1	0.1
Performance-based restricted stock units	—	0.1	0.1
NOTE 9 — SUPPLEMENTAL OPERATIONS STATEMENT AND CASH FLOW INFORMATION

	Year Ended September 30,
	2024	2023	2022
Advertising expenses	$61.3	$40.9	$22.6
Research and development expenses	14.3	12.0	11.4
Interest paid	59.6	66.6	45.0
Income taxes paid (a)	93.2	60.9	34.6
(a)Subsequent to the Spin-off, the Company reported 100% of the income, gain, loss and deduction of BellRing LLC. See Note 7 for additional information on the Company’s income taxes.

NOTE 10 — SUPPLEMENTAL BALANCE SHEET INFORMATION

	September 30,
	2024	2023
Receivables, net
Trade	$205.6	$147.3
Other	15.1	21.2
	220.7	168.5
Allowance for credit losses	(0.3)	(0.3)
	$220.4	$168.2
Inventories
Raw materials and supplies	$57.3	$60.4
Work in process	—	0.1
Finished products	228.8	133.8
	$286.1	$194.3
Accounts Payable
Trade	$119.1	$85.0
Related party	1.5	2.5
Other	0.4	1.5
	$121.0	$89.0
Other Current Liabilities
Accrued legal matters	$21.0	$21.0
Accrued compensation	23.8	14.8
Advertising and promotion	8.1	5.4
Other	29.8	20.0
	$82.7	$61.2
NOTE 11 — LEASES
The Company leases office space, certain warehouses and equipment primarily through operating lease agreements. The Company has no finance lease agreements. Leases have remaining terms which range from less than 1 year to 9 years and most leases provide the Company with the option to exercise one or more renewal terms.
The following table presents the balance sheet location of the Company’s operating leases.

	September 30,
	2024	2023
ROU assets:
Other assets	$5.8	$7.4

Lease liabilities:
Other current liabilities	$2.2	$2.1
Other liabilities	4.3	6.1
Total liabilities	$6.5	$8.2

Future minimum payments of the Company’s operating lease liabilities as of September 30, 2024 are presented in the following table.

Fiscal 2025	$2.5
Fiscal 2026	2.4
Fiscal 2027	1.0
Fiscal 2028	0.2
Fiscal 2029	0.2
Thereafter	0.8
Total future minimum payments	7.1
Less: Implied interest	(0.6)
Total lease liabilities	$6.5
The following table presents supplemental information related to the Company’s operating leases.

	Year Ended September 30,
	2024	2023	2022
Total operating lease expense	$3.4	$3.1	$3.8
Variable lease expense	1.0	0.9	0.9

Weighted-average remaining lease term	4 years	4 years	4 years
Weighted-average incremental borrowing rate	4.9%	4.8%	4.6%
Operating cash flows for amounts included in the measurement of the Company’s operating lease liabilities for the years ended September 30, 2024, 2023 and 2022 were $2.5, $2.4 and $2.2, respectively. Short-term lease expense for the years ended September 30, 2024, 2023 and 2022 was immaterial. ROU assets obtained in exchange for operating lease liabilities during the years ended September 30, 2024, 2023 and 2022 were immaterial.
NOTE 12 — FAIR VALUE MEASUREMENTS
The Company’s financial assets and liabilities include cash and cash equivalents, receivables and accounts payable for which the carrying value approximates fair value due to their short maturities (less than 12 months). The Company does not record its long-term debt at fair value on the Consolidated Balance Sheets. The fair value of outstanding borrowings under the Revolving Credit Facility (as defined in Note 13) as of September 30, 2023 approximated its carrying value. Based on market rates, the fair value (Level 2) of the Company’s debt, excluding any borrowings under the Revolving Credit Facility, was $880.6 and $830.0 as of September 30, 2024 and 2023, respectively.
Certain assets and liabilities, including property, goodwill and other intangible assets, are measured at fair value on a non-recurring basis using Level 3 inputs. No impairment charges were recorded for property, goodwill or other intangible assets during the years ended September 30, 2024, 2023 or 2022.
NOTE 13 — LONG-TERM DEBT
The following table presents the components of “Long-term debt” on the Consolidated Balance Sheets.

	September 30,
	2024	2023
7.00% Senior Notes maturing in March 2030	$840.0	$840.0
Revolving Credit Facility	—	25.0
Total principal amount of debt	840.0	865.0
Less: Debt issuance costs, net	6.9	8.2
Long-term debt	$833.1	$856.8
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
The 7.00% Senior Notes were issued at par, and the Company incurred debt issuance costs of $10.2, which were deferred and are being amortized to interest expense over the term of the 7.00% Senior Notes. Interest payments are due semi-annually each March 15 and September 15. The 7.00% Senior Notes are senior unsecured obligations of BellRing and are guaranteed by BellRing’s existing and subsequently acquired or organized wholly-owned domestic subsidiaries that guarantee the Credit Agreement or the Company’s other indebtedness (other than immaterial subsidiaries, certain excluded subsidiaries and subsidiaries the Company designates as unrestricted subsidiaries). The maturity date of the 7.00% Senior Notes is March 15, 2030.
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
The Company incurred $1.5 of financing fees in connection with the Revolving Credit Facility, which were deferred and are being amortized to interest expense over the term of the Revolving Credit Facility. During the years ended September 30, 2024, 2023 and 2022, the Company borrowed zero, $115.0 and $164.0 under the Revolving Credit Facility, respectively, and repaid $25.0, $189.0 and $65.0 under the Revolving Credit Facility, respectively. The interest rate on the utilized portion of the Revolving Credit Facility was 8.42% as of September 30, 2023 and there were no amounts outstanding under the Revolving Credit Facility as of September 30, 2024. The available borrowing capacity under the Revolving Credit Facility was $250.0 and $225.0 as of September 30, 2024 and 2023, respectively. There were no outstanding letters of credit as of September 30, 2024 or 2023.
Under the terms of the Credit Agreement, BellRing is required to maintain a total net leverage ratio (as defined in the Credit Agreement) not to exceed 6.00:1.00, measured as of the last day of each fiscal quarter. The total net leverage ratio of the Company did not exceed this threshold as of September 30, 2024.
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
On March 10, 2022, with certain of the proceeds from the transactions related to the Spin-off, BellRing LLC repaid the aggregate outstanding principal balance of $519.8 on its Term B Facility and terminated all obligations and commitments under the Old Credit Agreement. The Company recorded a loss of $17.6 in the year ended September 30, 2022, which was included in “Loss on extinguishment of debt, net” in the Consolidated Statements of Operations. This loss included (i) a $6.9 write-off of unamortized discounts and debt extinguishment fees, (ii) a $6.1 write-off of unamortized net hedging losses recorded within accumulated OCI related to the Term B Facility and (iii) a $4.6 write-off of debt issuance costs and deferred financing fees. Following the termination of the Old Credit Agreement, BellRing LLC and the guarantors had no further obligations under the Old Credit Agreement and the related guarantees other than customary indemnification obligations which continue.
The Term B Facility required quarterly scheduled amortization payments of $8.75 which began on March 31, 2020. Interest was paid on each Interest Payment Date (as defined in the Old Credit Agreement) during the period prior to the termination of the Old Credit Agreement. The Term B Facility contained customary mandatory pre-payment provisions, and during the year ended September 30, 2022 and prior to the termination of the Old Credit Agreement, the Company repaid $81.4 on its Term B Facility as a mandatory prepayment from fiscal 2021 excess cash flow (as defined in the Old Credit Agreement), which was in addition to the scheduled amortization payments.
There were no borrowings under or repayments on the Old Revolving Credit Facility during the year ended September 30, 2022, prior to the facility being terminated.
Estimated Future Payments
As of September 30, 2024, there are no expected principal payments on the Company’s debt for the next five fiscal years based on the debt maturity dates. Any future borrowings under the Revolving Credit Facility will be required to be repaid on or before the March 2027 maturity date under the Credit Agreement. Estimated future interest payments on the Company’s debt through fiscal 2029 are expected to be $295.5 (with $59.4 expected in fiscal 2025) based on the interest rates at September 30, 2024.
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
In 2016 and 2017, the lead plaintiff’s counsel in the California Federal Class Lawsuit filed ten additional class action complaints in the U.S. District Court for the Northern District of California on behalf of putative classes of consumers under the laws of Connecticut, Florida, Illinois, New Jersey, New Mexico, New York, Maryland, Massachusetts, Michigan and Pennsylvania (the “Related Federal Actions”). These complaints contain factual allegations similar to the California Federal Class Lawsuit, also seeking monetary damages and injunctive relief. The action on behalf of New Jersey consumers was voluntarily dismissed. Trial in the action on behalf of New York consumers (the “New York Case”) was held beginning in May 2022, and the jury delivered its verdict in favor of plaintiff in June 2022. In August 2022, the Court entered a judgment in that case in favor of plaintiff in the amount of $12.9, which includes statutory damages and prejudgment interest, and in August 2023, the Court entered a judgment awarding plaintiff $7.9 in attorney’s fees and costs. In October 2022, each plaintiff and Premier Nutrition filed Notices of Appeal to the Ninth Circuit on the damages award and in December 2023 Premier Nutrition filed its Notice of Appeal to the Ninth Circuit on the attorney’s fees award. In August 2024, the Court of Appeals issued an opinion on the damages award affirming the trial court’s decision on liability, vacating and remanding to the trial court for further consideration its decision on calculated damages and reversing the trial court’s award of prejudgment interest to plaintiff. Premier’s subsequent petition for en banc rehearing with the Ninth Circuit Court of Appeals was denied in October 2024. The other eight Related Federal Actions remain pending, and the court has certified individual state classes in each of those cases (except New Mexico).

In April 2018, the district court dismissed the California Federal Class Lawsuit with prejudice. This dismissal was upheld on appeal by the U.S. Court of Appeals for the Ninth Circuit in 2020, and plaintiff’s petition for an en banc rehearing by the Ninth Circuit was denied.
In September 2020, the same lead counsel re-filed the California Federal Class Lawsuit against Premier Nutrition in California Superior Court for the County of Alameda, alleging identical claims and seeking restitution and injunctive relief on behalf of the same putative class of California consumers as the California Federal Class Lawsuit. In March 2023, the Alameda Superior Court granted in part and denied in part Premier Nutrition’s motion for judgment based on res judicata and in May 2023, the Court reaffirmed its ruling. In July 2023, Premier Nutrition filed a petition for writ of mandamus in the California Court of Appeal, which writ was denied in March 2024. In November 2023, the Court certified the case as a class action. Trial is currently stayed pending the resolution of the appeal in the New York Case.
In January 2019, the same lead counsel filed an additional class action complaint against Premier Nutrition in California Superior Court for the County of Alameda, alleging claims similar to the above actions and seeking monetary damages and injunctive relief on behalf of a putative class of California consumers, beginning after the California Federal Class Lawsuit class period. In July 2020, the court issued an order certifying a statewide class. Premier Nutrition moved for summary judgment on July 7, 2023, which motion remains pending. Trial is currently stayed pending the resolution of the appeal in the New York Case.
The Company continues to vigorously defend these cases and intends to appeal any adverse judgements and awards of damages. The Company does not believe that the ultimate resolution of these cases will have a material adverse effect on its consolidated financial condition, results of operations or cash flows.
During the years ended September 30, 2023 and 2022, the Company expensed $5.0 and $7.5, respectively, related to the legal matter and plaintiff legal fees in connection with the Joint Juice litigation, which was included in “Selling, general and administrative expenses” on the Consolidated Statements of Operations. Other than legal fees, no expense related to this litigation was incurred during the year ended September 30, 2024. At both September 30, 2024 and 2023, the Company had an estimated liability of $21.0 related to these matters that was included in “Other current liabilities” on the Consolidated Balance Sheets.
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
The Company and Premier Nutrition filed a motion to dismiss this case in August 2023, which motion was granted in part and denied in part. Plaintiffs filed an amended complaint in July 2024 and in August 2024 the Company and Premier Nutrition filed a motion to dismiss the amended complaint, which motion is pending. The Company intends to vigorously defend the case, including appealing any adverse judgement or award. The Company does not believe that the ultimate resolution of the Protein Products Class Lawsuit will have a material adverse effect on its consolidated financial condition, results of operations or cash flows.
Other than legal fees, no expense related to the Protein Products Class Lawsuit was incurred during the years ended September 30, 2024, 2023 or 2022.
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

Other than legal fees, no expense related to the Protein Products Prop 65 Notice was incurred during the years ended September 30, 2024, 2023 or 2022.
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
NOTE 15 — STOCK-BASED COMPENSATION
The Company’s employees participate in the BellRing Brands, Inc. Long-Term Incentive Plan (the “BellRing Long-Term Incentive Plan”). Awards issued under the BellRing Long-Term Incentive Plan have a maximum term of 10 years, provided, however, that the Corporate Governance and Compensation Committee of BellRing’s Board of Directors may, in its discretion, grant awards with a longer term to participants who are located outside of the U.S. On September 12, 2024, the Company registered an additional 6.0 million shares reserved for issuance under the BellRing Long-Term Incentive Plan. At September 30, 2024 there were 7.3 million shares available to be issued for stock-based compensation awards under the BellRing Long-Term Incentive Plan.
In connection with the Spin-off and the related Merger, all outstanding unexercised and unexpired options to purchase shares of Old BellRing Class A Common Stock, outstanding restricted stock units with respect to shares of Old BellRing Class A Common Stock and other equity awards with respect to shares of Old BellRing Class A Common Stock outstanding under the BellRing Long-Term Incentive Plan (the “Equity Awards”), whether or not exercisable or vested, were assumed by BellRing based on the terms and subject to the conditions set forth in the Transaction Agreement. Additionally, the Board of Directors of BellRing approved adjustments to the terms of the outstanding Equity Awards to preserve the intrinsic value of the awards. The adjustments to the Equity Awards were based on the volume weighted average price of Old BellRing Class A Common Stock during the five trading day period prior to and including March 10, 2022 and the volume weighted average price of BellRing Common Stock during the five trading day period immediately following March 10, 2022. The Equity Awards adjustments made in connection with the Spin-off had an immaterial impact on the Company’s Consolidated Statements of Operations for the years ended September 30, 2024, 2023 and 2022.
During the years ended September 30, 2024, 2023 and 2022, total compensation cost for BellRing’s non-cash stock-based compensation awards recognized was $21.0, $14.2 and $9.8, respectively, and the related recognized deferred tax benefit was $2.0, $1.6 and $1.2, respectively. As of September 30, 2024, the total compensation cost related to BellRing’s nonvested awards not yet recognized was $26.8, which is expected to be recognized over a weighted-average period of 1.0 year.

Stock Options
Information about stock options is summarized in the following table.

in millions, except options or where otherwise indicated	Stock Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at September 30, 2023	258,987	$17.74
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding at September 30, 2024	258,987	17.74	5.80	$11.1
Vested and expected to vest as of September 30, 2024	258,987	17.74	5.80	11.1
Exercisable at September 30, 2024	258,987	17.74	5.80	11.1
The fair value of each stock option was estimated on the date of grant using the Black-Scholes Model. The Company used the simplified method for estimating a stock option term as it did not have sufficient historical stock options exercise experience upon which to estimate an expected term. The expected term is estimated based on the award’s vesting period and contractual term. Expected volatilities are based on historical volatility trends and other factors. The risk-free rate is the interpolated U.S. Treasury rate for a term equal to the expected term. There were no stock options granted during the years ended September 30, 2024, 2023 or 2022.
The total intrinsic value of stock options exercised was $0.1 in the year ended September 30, 2022, and the Company received proceeds from the exercise of stock options of $0.5 during the year ended September 30, 2022. There were no stock options exercised during the years ended September 30, 2024 or 2023.
Restricted Stock Units (“RSUs”)
Information about RSUs is summarized in the following table.

	RSUs	Weighted- Average Grant Date Fair Value Per Share
Nonvested at September 30, 2023	465,231	$24.06
Granted	232,060	47.00
Vested	(240,181)	23.11
Forfeited	(23,850)	28.53
Nonvested at September 30, 2024	433,260	36.63
The grant date fair value of each RSU was determined based upon the closing price of the Company’s common stock on the date of grant. The weighted-average grant date fair value of nonvested RSUs was $36.63, $24.06 and $21.23 at September 30, 2024, 2023 and 2022, respectively. The total vest date fair value of RSUs that vested during fiscal 2024, 2023 and 2022 was $11.8, $7.8 and $5.2, respectively.

Performance Restricted Stock Units (“PRSUs”)
Information about PRSUs is summarized in the following table.

	PRSUs	Weighted- Average Grant Date Fair Value Per Share
Nonvested at September 30, 2023	551,281	$42.66
Granted	221,913	81.42
Vested	—	—
Forfeited	—	—
Nonvested at September 30, 2024	773,194	53.79
The Company grants PRSUs to certain employees and directors. These awards will be earned by comparing BellRing’s total shareholder return (“TSR”) during a period of approximately three years to the respective TSRs of companies in a performance peer group. Based upon BellRing’s ranking in its performance peer group when comparing TSRs, a recipient of the PRSU grant may earn a total award ranging from 0% to 260% of the target award. The fair value of each PRSU was estimated on the grant date using a Monte Carlo simulation.
The weighted-average assumptions for PRSUs granted during the years ended September 30, 2024, 2023 and 2022 are summarized in the table below.

	2024	2023	2022
Expected term	3 years	3 years	3 years
Expected stock price volatility	39.4%	46.8%	49.6%
Risk-free interest rate	4.7%	4.1%	2.3%
Expected dividends	—%	—%	—%
Fair value (per PRSU)	$81.42	$45.26	$42.33
NOTE 16 — STOCKHOLDERS’ DEFICIT
The following table summarizes the Company’s repurchases of BellRing Common Stock subsequent to the Spin-off.

	Year Ended September 30,
	2024	2023	2022
Shares repurchased (in millions)	2.6	4.2	1.1
Average price per share (a)	$56.12	$29.56	$23.17
Total share repurchase cost (b)	$148.0	$126.3	$24.7
.
(a)Average price per share excludes accrued excise tax and broker’s commissions, which are included in “Total share repurchase cost” within this table.
(b)“Purchases of treasury stock” in the Consolidated Statements of Cash Flows for the years ended September 30, 2024 and 2023 excluded $1.4 and $0.8, respectively, of accrued excise tax that had not been paid as of September 30, 2024 and 2023, respectively.
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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the Company, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2024. Based on that evaluation, our CEO and CFO concluded that, as of September 30, 2024, the Company's disclosure controls and procedures were effective to provide reasonable assurance of achieving the desired control objectives.
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
As of September 30, 2024, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based upon the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on management’s assessment utilizing these criteria, our management concluded that, as of September 30, 2024, our internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting as of September 30, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report, which appears herein.
Changes in Internal Control Over Financial Reporting
Based on management’s evaluation, there were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended September 30, 2024, no director or “officer,” as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended, of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers
Transaction Bonus Agreements
On November 18, 2024, the Compensation Committee (the “Committee”) of the Board of Directors of the Company approved the Company’s entry into a transaction bonus agreement (a “Bonus Agreement”) with Darcy H. Davenport, CEO of the Company, Paul A. Rode, CFO of the Company, Doug J. Cornille, Chief Growth Officer of Premier Nutrition, Craig L. Rosenthal, Chief Legal Officer of the Company and Robin Singh, Senior Vice President, Operations of Premier Nutrition (each, an “Executive”). Pursuant to each Bonus Agreement, upon the occurrence of a “change in control” (as defined in the Bonus Agreement), each Executive will be entitled to receive a cash payment equal to 100% of the Executive’s annual salary (the “Transaction Bonus”).
The Transaction Bonus will be paid in a lump sum upon or within 30 days following the change in control, subject to the Executive’s continued employment through the payment date. However, if an Executive’s employment is terminated without “cause” or the Executive resigns for “good reason” (each as defined in the Bonus Agreement), in either case, prior to the payment date but following the date the Company has entered into an agreement the consummation of which would result in a change in control, the Executive will remain entitled to receive the Transaction Bonus upon or within 30 days following the change in control.

The foregoing description of the Bonus Agreement with each Executive does not purport to be complete and is qualified in its entirety by reference to the complete text of the Bonus Agreement, a copy of which is filed as Exhibit 10.14 hereto and is incorporated by reference herein.
Gross-Up Agreements
In addition, on November 18, 2024, the Committee approved the Company’s entry into an agreement (an “Agreement”) with each Executive. Pursuant to each Agreement, if it is determined that an Executive would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended (the “Code”), as a result of any payment in the nature of compensation to or for the benefit of an Executive, the Company will pay or caused to be paid to the Executive a gross-up payment. The gross-up payment will be in an amount sufficient to put the Executive in the same after-tax position as though the excise tax under Section 4999 of the Code did not apply.
The foregoing description of the Agreement with each Executive does not purport to be complete and is qualified in its entirety by reference to the complete text of the Agreement, a copy of which is filed as Exhibit 10.15 hereto and is incorporated by reference herein.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information under the headings “Election of Directors,” “Corporate Governance - Board Meetings and Committees,” “Corporate Governance - Nomination Process for Election of Directors,” and “Security Ownership of Certain Stockholders - Delinquent Section 16(a) Reports” in our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the year ended September 30, 2024 (the “2025 Proxy Statement”) is hereby incorporated by reference.
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
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this Item, appearing under the headings “Compensation of Officers and Directors,” “Compensation Committee Interlocks and Insider Participation” and “Corporate Governance and Compensation Committee Report” in the 2025 Proxy Statement, is hereby incorporated by reference. The information contained in “Corporate Governance and Compensation Committee Report” in the 2025 Proxy Statement shall not be deemed to be “filed” with the Securities and Exchange Commission or subject to the liabilities of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), except to the extent that the Company specifically incorporates such information into a document filed under the Securities Act of 1933, as amended, or the Exchange Act.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item, appearing under the headings “Security Ownership of Certain Stockholders” and “Compensation of Officers and Directors - Equity Compensation Plan Information” in the 2025 Proxy Statement, is hereby incorporated by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item, appearing under the headings “Certain Relationships and Related Transactions” and “Corporate Governance - Director Independence and Role of the Independent Lead Director” in the 2025 Proxy Statement, is hereby incorporated by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item, appearing under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm” in the 2025 Proxy Statement, is hereby incorporated by reference.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Documents filed as a part of this report:
1.Financial Statements. The following are filed as a part of this document under Item 8.
•Report of Independent Registered Public Accounting Firm
•Consolidated Statements of Operations for the years ended September 30, 2024, 2023 and 2022
•Consolidated Statements of Comprehensive Income for the years ended September 30, 2024, 2023 and 2022
•Consolidated Balance Sheets at September 30, 2024 and 2023
•Consolidated Statements of Cash Flows for the years ended September 30, 2024, 2023 and 2022
•Consolidated Statements of Stockholders’ Deficit for the years ended September 30, 2024, 2023 and 2022
•Notes to Consolidated Financial Statements
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

†10.8	Amended BellRing Brands, Inc. Deferred Compensation Plan For Directors (Incorporated by referenced to Exhibit 10.8 to the Company’s Form 10-Q filed on May 6, 2022)
†10.9	Form of Severance and Change in Control Agreement (Incorporated by referenced to Exhibit 10.9 to the Company’s Form 10-Q filed on May 6, 2022)
†10.10	Form of Indemnification Agreement
†10.11	BellRing Brands, Inc. Senior Management Bonus Program (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 22, 2019)
†10.12	Form of Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on November 22, 2019)
†10.13	Form of Director Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on November 22, 2019)
†10.14	Form of Transaction Bonus Agreement
†10.15	Form of Gross Up Agreement
*10.16
Amended and Restated Master Services Agreement, dated March 10, 2022, by and among Post Holdings, Inc., BellRing Intermediate Holdings, Inc., BellRing Brands, Inc. and BellRing Brands, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Second Form 8-K filed on March 10, 2022)

Exhibit No	Description
*10.17
Amendment to Amended and Restated Master Services Agreement, dated August 4, 2023, by and among Post Holdings, Inc., BellRing Intermediate Holdings, Inc., BellRing Brands, Inc. and BellRing Brands, LLC (Incorporated by reference to Exhibit 10.23 to the Company’s Form 10-Q filed on August 8, 2023)

10.18
Registration Rights Agreement, dated March 10, 2022, by and among BellRing Brands, Inc. (formerly known as BellRing Distribution, LLC), Post Holdings, Inc. and the other stockholders party thereto from time to time (Incorporated by reference to Exhibit 10.2 to the Company’s Second Form 8-K filed on March 10, 2022)

*10.19
Amended and Restated Employee Matters Agreement, dated March 10, 2022, by and among Post Holdings, Inc., BellRing Intermediate Holdings, Inc. (formerly known as BellRing Brands, Inc.), BellRing Brands, LLC and BellRing Brands, Inc. (formerly known as BellRing Distribution, LLC) (Incorporated by reference to Exhibit 10.3 to the Company’s Second Form 8-K filed on March 10, 2022)

*10.20
Tax Matters Agreement, dated March 10, 2022, by and among BellRing Brands, Inc., Post Holdings, Inc. and BellRing Intermediate Holdings, Inc. (Incorporated by reference to Exhibit 10.4 to the Company’s Second Form 8-K filed on March 10, 2022)

10.21
Tax Receivable Agreement, dated October 21, 2019, by and among BellRing Brands, Inc., BellRing Brands, LLC and Post Holdings, Inc. (Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on October 21, 2019)

*10.22
Credit Agreement, dated March 10, 2022, by and among BellRing Brands, Inc., JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and each lender from time to time party thereto (Incorporated by reference to Exhibit 10.5 to the Company’s Second Form 8-K filed on March 10, 2022)

‡10.23
Amended and Restated Master Supply Agreement, dated as of July 1, 2023, by and between Premier Nutrition Company, LLC and Fonterra (USA) Inc. (Incorporated by reference to Exhibit 10.24 to the Company’s Form 10-Q filed on August 8, 2023)

‡10.24
MPC Purchase Commitment, dated as of July 1, 2023 by and between Premier Nutrition Company, LLC and Fonterra (USA) Inc. (Incorporated by reference to Exhibit 10.25 to the Company’s Form 10-Q filed on August 8, 2023)

‡10.25
Stremick Heritage Foods, LLC, Jasper Products, LLC and Premier Nutrition Company Manufacturing Agreement, dated as of December 14, 2022 (Incorporated by reference to Exhibit 10.22 to the Company’s Form 10-Q filed on February 7, 2023)

19.1	BellRing Brands, Inc. Insider Trading Policy
21.1	Subsidiaries of BellRing Brands, Inc.
23.1	Consent of PricewaterhouseCoopers LLP
24.1	Power of Attorney (Included under Signatures)
31.1	Certification of Darcy H. Davenport pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 19, 2024
31.2	Certification of Paul A. Rode pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 19, 2024
32.1	Certification of Darcy H. Davenport and Paul A. Rode, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 19, 2024
101
Interactive Data File (Form 10-K for the year ended September 30, 2024 filed in iXBRL (Inline eXtensible Business Reporting Language)). The financial information contained in the iXBRL-related documents is “unaudited” and “unreviewed.”

104	The cover page from the Company’s Form 10-K for the year ended September 30, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101

*	Exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally to the Securities and Exchange Commission (the “SEC”) a copy of any omitted exhibit or schedule upon request by the SEC.
†	These exhibits constitute management contracts, compensatory plans and arrangements.
‡	Certain portions of this document that constitute confidential information have been redacted in accordance with Regulation S-K, Item 601(b)(10).

ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, BellRing Brands, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BELLRING BRANDS, INC.
Date:	November 19, 2024	By:	/s/ Darcy H. Davenport
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

Signature	Title	Date

/s/ Darcy H. Davenport	President and Chief Executive Officer and Director (Principal Executive Officer)	November 19, 2024
Darcy H. Davenport

/s/ Paul A. Rode	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	November 19, 2024
Paul A. Rode

/s/ Robert V. Vitale	Executive Chairman of the Board of Directors	November 19, 2024
Robert V. Vitale

/s/ Shawn W. Conway	Director	November 19, 2024
Shawn W. Conway

/s/ Thomas P. Erickson	Director	November 19, 2024
Thomas P. Erickson

/s/ Jennifer Kuperman Johnson	Director	November 19, 2024
Jennifer Kuperman Johnson

/s/ Chonda J. Nwamu	Director	November 19, 2024
Chonda J. Nwamu

/s/ Elliot H. Stein, Jr.	Director	November 19, 2024
Elliot H. Stein, Jr.