Form 10-Q
period 2024-12-31
BELLRING BRANDS, INC.
filed 2025-02-04
CIK 1772016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________
FORM 10-Q
__________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2024
OR
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
Common Stock, $0.01 par value per share – 128,283,139 shares as of January 28, 2025

BELLRING BRANDS, INC.
QUARTERLY REPORT ON FORM 10-Q

i

PART I.    FINANCIAL INFORMATION.
ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED).
BELLRING BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except per share data)

	Three Months Ended December 31,
	2024	2023
Net Sales	$532.9	$430.4
Cost of goods sold	333.3	282.4
Gross Profit	199.6	148.0
Selling, general and administrative expenses	80.1	52.8
Amortization of intangible assets	4.2	22.2
Operating Profit	115.3	73.0
Interest expense, net	14.4	14.9
Earnings before Income Taxes	100.9	58.1
Income tax expense	24.0	14.2
Net Earnings	$76.9	$43.9

Earnings per Common Share:
Basic	$0.60	$0.33
Diluted	$0.59	$0.33

Weighted-Average Common Shares Outstanding:
Basic	128.9	131.2
Diluted	131.1	133.0
 See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

BELLRING BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in millions)

	Three Months Ended December 31,
	2024	2023
Net Earnings	$76.9	$43.9
Unrealized foreign currency translation adjustments	(1.4)	0.8
Other Comprehensive (Loss) Income	(1.4)	0.8
Total Comprehensive Income	$75.5	$44.7
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

BELLRING BRANDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions)

	December 31, 2024	September 30, 2024
ASSETS
Current Assets
Cash and cash equivalents	$49.6	$71.1
Receivables, net	220.4	220.4
Inventories	348.9	286.1
Prepaid expenses and other current assets	30.6	15.1
Total Current Assets	649.5	592.7
Property, net	9.6	9.2
Goodwill	65.9	65.9
Intangible assets, net	137.6	141.8
Deferred income taxes	9.2	12.9
Other assets	13.4	14.5
Total Assets	$885.2	$837.0

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$110.9	$121.0
Other current liabilities	83.0	82.7
Total Current Liabilities	193.9	203.7
Long-term debt	833.4	833.1
Deferred income taxes	0.4	0.4
Other liabilities	4.1	5.7
Total Liabilities	1,031.8	1,042.9
Stockholders’ Deficit
Common stock	1.4	1.4
Additional paid-in capital	32.1	37.3
Retained earnings	133.3	56.4
Accumulated other comprehensive loss	(3.4)	(2.0)
Treasury stock, at cost	(310.0)	(299.0)
Total Stockholders’ Deficit	(146.6)	(205.9)
Total Liabilities and Stockholders’ Deficit	$885.2	$837.0
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

BELLRING BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Three Months Ended December 31,
	2024	2023
Cash Flows from Operating Activities
Net earnings	$76.9	$43.9
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	4.6	22.6
Non-cash stock-based compensation expense	6.1	4.6
Deferred income taxes	2.8	(3.3)
Other, net	1.0	0.2
Other changes in operating assets and liabilities:
Increase in receivables, net	(1.0)	(10.1)
(Increase) decrease in inventories	(64.2)	7.3
Increase in prepaid expenses and other current assets	(15.6)	(0.2)
Decrease (increase) in other assets	0.9	(1.9)
(Decrease) increase in accounts payable and other current liabilities	(8.5)	11.1
Net Cash Provided by Operating Activities	3.0	74.2

Cash Flows from Investing Activities
Additions to property	(1.3)	(0.2)
Net Cash Used in Investing Activities	(1.3)	(0.2)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	35.0	—
Repayments of long-term debt	(35.0)	(25.0)
Purchases of treasury stock	(11.8)	(9.4)
Tax withholding payments related to stock compensation plans	(11.4)	(3.4)
Net Cash Used in Financing Activities	(23.2)	(37.8)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	0.4
Net (Decrease) Increase in Cash and Cash Equivalents	(21.5)	36.6
Cash and Cash Equivalents, Beginning of Year	71.1	48.4
Cash and Cash Equivalents, End of Period	$49.6	$85.0
 See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

BELLRING BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (Unaudited)
(in millions)

	As of and for the Three Months Ended December 31,
	2024	2023
Common Stock
Beginning and end of period	$1.4	$1.4
Additional Paid-in Capital
Beginning of period	37.3	19.3
Activity under stock and deferred compensation plans	(11.3)	(3.3)
Non-cash stock-based compensation expense	6.1	4.6
End of period	32.1	20.6
Retained Earnings (Accumulated Deficit)
Beginning of period	56.4	(190.1)
Net earnings	76.9	43.9
End of period	133.3	(146.2)
Accumulated Other Comprehensive Loss
Beginning of period	(2.0)	(3.1)
Foreign currency translation adjustments	(1.4)	0.8
End of period	(3.4)	(2.3)
Treasury Stock
Beginning of period	(299.0)	(151.0)
Purchases of treasury stock	(11.0)	(9.4)
End of period	(310.0)	(160.4)
Total Stockholders’ Deficit	$(146.6)	$(286.9)
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
These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), under the rules and regulations of the United States (the “U.S.”) Securities and Exchange Commission (the “SEC”), and on a basis substantially consistent with the audited consolidated financial statements of the Company as of and for the fiscal year ended September 30, 2024. These unaudited condensed consolidated financial statements should be read in conjunction with such audited consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2024, filed with the SEC on November 19, 2024.
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
In November 2024, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” This ASU is effective for fiscal years beginning after December 15, 2026 (i.e., the Company’s annual financial statements for the year ended September 30, 2028) and for interim periods within fiscal years beginning after December 15, 2027 (i.e., the Company’s interim financial statements for the three months ended December 31, 2028), with early adoption permitted. This ASU can be adopted either (i) prospectively to financial statements issued for reporting periods after the effective date of this ASU or (ii) retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact of this standard.
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This ASU is effective for fiscal years beginning after December 15, 2024 (i.e., the Company’s annual financial statements for the year ended September 30, 2026), with early adoption permitted. This ASU should be adopted prospectively; however, retrospective adoption is permitted. The Company is currently evaluating the impact of this standard.
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. This ASU is effective for fiscal years beginning after December 15, 2023 (i.e., the Company’s annual financial statements for the year ended September 30, 2025) and for interim periods within fiscal years beginning after December 15, 2024 (i.e., the Company’s interim financial statements for the three months ended December 31, 2025), with early adoption permitted. This ASU requires retrospective adoption. The Company is currently evaluating the impact of this standard.

NOTE 3 — REVENUE
The following table presents net sales by product.

	Three Months Ended December 31,
	2024	2023
Shakes	$439.5	$350.0
Powders	81.2	69.7
Other	12.2	10.7
Net Sales	$532.9	$430.4
NOTE 4 — RELATED PARTY TRANSACTIONS
Transactions between the Company and Post Holdings, Inc. (“Post”) are considered related party transactions as certain of the Company’s officers and/or directors serve as officers and/or directors of Post.
MSA Fees and Royalties
The Company uses certain functions and services performed by Post under a master services agreement (the “MSA”). These functions and services include finance, internal audit, treasury, information technology support, insurance and tax matters, the use of office and/or data center space, tax compliance services and, prior to January 2025, payroll processing services. MSA fees were $0.9 during both the three months ended December 31, 2024 and 2023, respectively. MSA fees were reported in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations.
The Company licenses certain intellectual property to and from Post and its subsidiaries based upon prices governed by agreements between the Company and Post and its subsidiaries, consistent with prices of similar arm's-length transactions. During the three months ended December 31, 2024 and 2023, royalties paid to and received from Post and its subsidiaries were immaterial.
Co-Packing Agreement
Premier Nutrition Company, LLC (“Premier Nutrition”), a subsidiary of the Company, has a co-packing agreement with Comet Processing, Inc. (“Comet”), a wholly-owned subsidiary of Post (the “Co-Packing Agreement”). Under the Co-Packing Agreement, Premier Nutrition procures certain packaging materials for Comet that Comet utilizes in the production of RTD shakes for Premier Nutrition. Comet began manufacturing RTD shakes in December 2023, and during the three months ended December 31, 2024, the Company purchased $6.3 of RTD shakes from Comet. There were no RTD shake purchases from Comet during the three months ended December 31, 2023.
As of December 31, 2024 and September 30, 2024, the Company had current payables with Post of $2.0 and $1.5, respectively, related to RTD shake purchases and MSA fees, which were included in “Accounts payable” on the Condensed Consolidated Balance Sheets. Current receivables with Post at both December 31, 2024 and September 30, 2024 were immaterial.
NOTE 5 — EARNINGS PER SHARE
Basic earnings per share is based on the average number of shares of common stock outstanding during each period. Diluted earnings per share is based on the average number of shares of common stock used for the basic earnings per share calculation, adjusted for the dilutive effect of stock options and restricted stock units using the “treasury stock” method.

The following table presents the computation of basic and diluted earnings per share.

	Three Months Ended December 31,
	2024	2023
Net earnings	$76.9	$43.9

Weighted-average shares for basic earnings per share	128.9	131.2
Effect of dilutive securities:
Stock options	0.2	0.2
Restricted stock units	0.3	0.3
Performance-based restricted stock units	1.7	1.3
Weighted-average shares for diluted earnings per share	131.1	133.0

Basic earnings per common share	$0.60	$0.33
Diluted earnings per common share	$0.59	$0.33
There were no anti-dilutive securities excluded from the calculation of weighted-average shares for diluted earnings per share during the three months ended December 31, 2024 or 2023.
NOTE 6 — INVENTORIES

	December 31, 2024	September 30, 2024
Raw materials and supplies	$54.5	$57.3
Work in process	0.1	—
Finished products	294.3	228.8
Inventories	$348.9	$286.1
NOTE 7 — PROPERTY, NET

	December 31, 2024	September 30, 2024
Property, at cost	$21.6	$21.4
Accumulated depreciation	(12.0)	(12.2)
Property, net	$9.6	$9.2
NOTE 8 — GOODWILL
The components of “Goodwill” on the Condensed Consolidated Balance Sheets at both December 31, 2024 and September 30, 2024 are presented in the following table.

Goodwill, gross	$180.7
Accumulated impairment losses	(114.8)
Goodwill	$65.9

NOTE 9 — INTANGIBLE ASSETS, NET

	December 31, 2024			September 30, 2024
	Carrying Amount	Accumulated Amortization	Net Amount	Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	$160.7	$(96.8)	$63.9	$160.7	$(94.6)	$66.1
Trademarks and brands	164.4	(90.7)	73.7	164.4	(88.7)	75.7
Other intangible assets	3.1	(3.1)	—	3.1	(3.1)	—
Intangible assets, net	$328.2	$(190.6)	$137.6	$328.2	$(186.4)	$141.8
In fiscal 2023, the Company approved a plan to discontinue the PowerBar business in North America. In connection with the discontinuance, the Company updated the useful lives of the customer relationships and trademark associated with the PowerBar business in North America to reflect the remaining period in which the Company expected to sell existing PowerBar product inventory in North America. Accelerated amortization of $17.4 was recorded during the three months ended December 31, 2023 resulting from the updated useful lives of the customer relationships and trademark associated with the PowerBar business in North America, which were fully amortized and written off in fiscal 2024.
NOTE 10 — FAIR VALUE MEASUREMENTS
The Company’s financial assets and liabilities include cash and cash equivalents, receivables and accounts payable for which the carrying value approximates fair value due to their short maturities (less than 12 months). The Company does not record its long-term debt at fair value on the Condensed Consolidated Balance Sheets. Based on market rates, the fair value (Level 2) of the Company’s debt was $864.0 and $880.6 as of December 31, 2024 and September 30, 2024, respectively.
Certain assets and liabilities, including property, goodwill and other intangible assets, are measured at fair value on a non-recurring basis using Level 3 inputs.
NOTE 11 — LONG-TERM DEBT
The following table presents the components of “Long-term debt” on the Condensed Consolidated Balance Sheets.

	December 31, 2024	September 30, 2024
7.00% senior notes maturing in March 2030	840.0	840.0
Less: Debt issuance costs, net	6.6	6.9
Long-term debt	$833.4	$833.1
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
Borrowings under the Revolving Credit Facility bear interest at an annual rate equal to: (i) in the case of loans denominated in U.S. Dollars, at the Company’s option, the base rate (as defined in the Credit Agreement) plus a margin which ranges from 2.00% to 2.75% depending on the Company’s secured net leverage ratio (as defined in the Credit Agreement), or the adjusted term SOFR rate (as defined in the Credit Agreement) for the applicable interest period plus a margin which ranges from 3.00% to 3.75% depending on the Company’s secured net leverage ratio; (ii) in the case of loans denominated in Euros, the adjusted Eurodollar rate (as defined in the Credit Agreement) for the applicable interest period plus a margin which ranges from 3.00% to 3.75% depending on the Company’s secured net leverage ratio; and (iii) in the case of loans denominated in U.K. Pounds Sterling, the adjusted daily simple RFR (as defined in the Credit Agreement) plus a margin which ranges from 3.00% to 3.75% depending on the Company’s secured net leverage ratio. Facility fees on the daily unused amount of commitments under the Revolving Credit Facility accrue at rates ranging from 0.25% to 0.375% per annum, depending on the Company’s secured net leverage ratio.
During the three months ended December 31, 2024, the Company borrowed and repaid $35.0, respectively, under the Revolving Credit Facility. During the three months ended December 31, 2023, the Company had no borrowings and repaid $25.0 under the Revolving Credit Facility. There were no amounts outstanding under the Revolving Credit Facility as of December 31, 2024 or September 30, 2024. The available borrowing capacity under the Revolving Credit Facility was $250.0 and there were no outstanding letters of credit as of both December 31, 2024 and September 30, 2024.

Under the terms of the Credit Agreement, the Company is required to maintain a total net leverage ratio (as defined in the Credit Agreement) not to exceed 6.00:1.00, measured as of the last day of each fiscal quarter. The total net leverage ratio of the Company did not exceed this threshold as of December 31, 2024.
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
In 2016 and 2017, the lead plaintiff’s counsel in the California Federal Class Lawsuit filed ten additional class action complaints in the U.S. District Court for the Northern District of California on behalf of putative classes of consumers under the laws of Connecticut, Florida, Illinois, New Jersey, New Mexico, New York, Maryland, Massachusetts, Michigan and Pennsylvania (the “Related Federal Actions”). These complaints contain factual allegations similar to the California Federal Class Lawsuit, also seeking monetary damages and injunctive relief. The action on behalf of New Jersey consumers was voluntarily dismissed. Trial in the action on behalf of New York consumers (the “New York Case”) was held beginning in May 2022, and the jury delivered its verdict in favor of plaintiff in June 2022. In August 2022, the Court entered a judgment in that case in favor of plaintiff in the amount of $12.9, which includes statutory damages and prejudgment interest, and in August 2023, the Court entered a judgment awarding plaintiff $7.9 in attorney’s fees and costs. In October 2022, each plaintiff and Premier Nutrition filed Notices of Appeal to the Ninth Circuit on the damages award and in December 2023 Premier Nutrition filed its Notice of Appeal to the Ninth Circuit on the attorney’s fees award. In August 2024, the Court of Appeals issued an opinion on the damages award affirming the trial court’s decision on liability, vacating and remanding to the trial court for further consideration its decision on calculated damages and reversing the trial court’s award of prejudgment interest to plaintiff. Premier Nutrition’s subsequent petition for en banc rehearing with the Ninth Circuit Court of Appeals was denied in October 2024. The other eight Related Federal Actions remain pending, and the court has certified individual state classes in each of those cases (except New Mexico).
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

In January 2019, the same lead counsel filed an additional class action complaint against Premier Nutrition in California Superior Court for the County of Alameda, alleging claims similar to the above actions and seeking monetary damages and injunctive relief on behalf of a putative class of California consumers, beginning after the California Federal Class Lawsuit class period. In July 2020, the court issued an order certifying a statewide class. Premier Nutrition moved for summary judgment in July 2023, which motion remains pending. Trial is currently stayed pending the resolution of the appeal in the New York Case.
The Company continues to vigorously defend these cases and intends to appeal any adverse judgements and awards of damages. The Company does not believe that the ultimate resolution of these cases will have a material adverse effect on its consolidated financial condition, results of operations or cash flows.
Other than legal fees, no expense related to this litigation was incurred during the three months ended December 31, 2024 or 2023. At both December 31, 2024 and September 30, 2024, the Company had an estimated liability of $21.0 related to these matters that was included in “Other current liabilities” on the Condensed Consolidated Balance Sheets.
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
The Company and Premier Nutrition filed a motion to dismiss this case in August 2023, which motion was granted in part and denied in part. Plaintiffs filed an amended complaint in July 2024, and in August 2024 the Company and Premier Nutrition filed a motion to dismiss the amended complaint, which motion is pending. The Company intends to vigorously defend the case, including appealing any adverse judgement or award. The Company does not believe that the ultimate resolution of the Protein Products Class Lawsuit will have a material adverse effect on its consolidated financial condition, results of operations or cash flows.
Other than legal fees, no expense related to the Protein Products Class Lawsuit was incurred during the three months ended December 31, 2024 or 2023.
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
Other than legal fees, no expense related to the Protein Products Prop 65 Notice was incurred during the three months ended December 31, 2024 or 2023.
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

NOTE 13 — STOCKHOLDERS’ DEFICIT
The following table summarizes the Company’s repurchases of its common stock.

	Three Months Ended December 31,
	2024	2023
Shares repurchased	0.1	0.2
Average price per share (a)	$77.12	$44.27
Total share repurchase cost (b)	$11.0	$9.4
(a)Average price per share excludes any accrued excise tax and broker’s commissions, which are included in “Total share repurchase cost” within this table.
(b)“Purchases of treasury stock” in the Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2024 included $0.8 of excise tax payments that had been accrued in fiscal 2024.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and capital resources of BellRing Brands, Inc. and its consolidated subsidiaries. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included herein, our audited consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024 and the “Cautionary Statement on Forward-Looking Statements” section included below. The terms “our,” “we,” “us,” “Company” and “BellRing” refer to BellRing Brands, Inc. and its consolidated subsidiaries.
OVERVIEW
We are a consumer products holding company operating in the global convenient nutrition category and are a provider of ready-to-drink (“RTD”) protein shakes and powders. We have a single operating and reportable segment, with our principal products being protein-based consumer goods. Our primary brands are Premier Protein and Dymatize.
Market Trends
During fiscal 2024, inflationary pressures on protein costs eased while other costs, such as packaging and manufacturing, faced inflationary pressures. During fiscal 2025, input costs, including raw material, packaging and manufacturing costs, are expected to face inflationary pressures. Inflation could have a materially adverse impact on our business in the future if inflation rates were to significantly exceed our ability to achieve price increases or cost savings or if such price increases impact demand for our products.
For additional discussion, refer to “Liquidity and Capital Resources” and “Cautionary Statement on Forward-Looking Statements” within this section.
RESULTS OF OPERATIONS

	Three Months Ended December 31,		Change in
dollars in millions	2024	2023	$	%
Net Sales	$532.9	$430.4	$102.5	24%

Operating Profit	$115.3	$73.0	$42.3	58%
Interest expense, net	14.4	14.9	(0.5)	(3)%
Income tax expense	24.0	14.2	9.8	69%
Net Earnings	$76.9	$43.9	$33.0	75%
Net Sales
Net sales increased $102.5 million, or 24%, during the three months ended December 31, 2024 compared to the prior year period. Sales of Premier Protein products were up $96.0 million, or 26%, driven by 21% higher volumes. Volumes increased primarily due to distribution gains and incremental promotional activity. Average net selling prices increased due to targeted price increases, partially offset by increased promotional activity. Sales of Dymatize products were up $7.0 million, or 13%, driven by 12% higher volumes. Dymatize volumes increased primarily due to higher international volumes. Sales of all other products were down $0.5 million.
Operating Profit
Operating profit increased $42.3 million, or 58%, during the three months ended December 31, 2024 compared to the prior year period. This increase was primarily driven by higher net sales, as previously discussed, accelerated amortization of $17.4 million recorded in the prior year period related to the discontinuance of the PowerBar business in North America and lower net product costs of $2.5 million (driven by lower manufacturing and freight costs, partially offset by higher raw material costs). These positive impacts were partially offset by increased advertising expense of $8.9 million, higher employee-related expenses of $4.2 million and higher warehousing and distribution costs of $3.8 million.

Interest Expense, Net
Interest expense, net decreased $0.5 million during the three months ended December 31, 2024 compared to the prior year period. The weighted-average interest rate on our total outstanding debt was 7.0% for both the three months ended December 31, 2024 and 2023. See Note 11 within “Notes to Condensed Consolidated Financial Statements” for additional information on our debt.
Income Tax Expense
Our effective income tax rate was 23.8% and 24.4% for the three months ended December 31, 2024 and 2023, respectively.
LIQUIDITY AND CAPITAL RESOURCES
During the three months ended December 31, 2024, we borrowed and repaid $35.0 million, respectively, under our revolving credit facility, which is provided under our credit agreement entered into on March 10, 2022 (as amended, the “Credit Agreement”) in an aggregate principal amount of $250.0 million (the “Revolving Credit Facility”). As of December 31, 2024, there were no outstanding borrowings or letters of credit under the Revolving Credit Facility, providing us available borrowing capacity of $250.0 million. Letters of credit are available under the Revolving Credit Facility in an aggregate amount of up to $20.0 million. Our Credit Agreement provides for potential incremental revolving and term facilities at the Company’s request and at the discretion of the lenders or other persons providing such incremental facilities, in each case on terms to be determined, and also permits the Company to incur other secured or unsecured debt, in all cases subject to conditions and limitations as specified in the Credit Agreement.
During the three months ended December 31, 2024, we repurchased 0.1 million shares of our common stock at an average share price of $77.12 per share and at a total cost, including any accrued excise tax and broker’s commissions, of $11.0 million. In addition, during the three months ended December 31, 2024, we paid $0.8 million of excise tax that related to fiscal 2023 share repurchases.
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

The following table presents select cash flow data, which is discussed below.

	Three Months Ended December 31,
dollars in millions	2024	2023
Cash provided by (used in):
Operating activities	$3.0	$74.2
Investing activities	(1.3)	(0.2)
Financing activities	(23.2)	(37.8)
Effect of exchange rate changes on cash and cash equivalents	—	0.4
Net (decrease) increase in cash and cash equivalents	$(21.5)	$36.6
Operating Activities
Cash provided by operating activities for the three months ended December 31, 2024 decreased $71.2 million compared to the prior year period. This decrease was primarily due to increased inventory levels in the current year period (driven by higher production), fluctuations in the timing of payments of trade payables and increased tax payments (net of refunds) of $5.3 million.
Investing Activities
Cash used in investing activities for the three months ended December 31, 2024 increased $1.1 million compared to the prior year period resulting from a increase in capital expenditures.
Financing Activities
Cash used in financing activities for the three months ended December 31, 2024 decreased $14.6 million compared to the prior year period, driven by higher borrowings of $35.0 million under the Revolving Credit Facility. This positive impact was partially offset by higher repayments of $10.0 million under the Revolving Credit Facility, higher tax withholding payments related to stock compensation plans of $8.0 million and higher payments of $2.4 million, including excise tax payments and broker’s commissions, for the repurchase of our common stock.
Debt Covenants
The Credit Agreement contains affirmative and negative covenants applicable to us and our restricted subsidiaries customary for agreements of this type, including delivery of financial and other information; compliance with laws; maintenance of property, existence, insurance and books and records; providing inspection rights; obligation to provide collateral and guarantees by certain new subsidiaries; delivery of environmental reports; participation in an annual meeting with the agent and the lenders; further assurances; and limitations with respect to indebtedness, liens, fundamental changes, restrictive agreements, use of proceeds, amendments of organization documents, prepayments and amendments of certain indebtedness, dispositions of assets, acquisitions and other investments, sale leaseback transactions, changes in the nature of business, transactions with affiliates and dividends and redemptions or repurchases of stock. Under the terms of the Credit Agreement, we are also required to comply with a financial covenant requiring us to maintain a total net leverage ratio (as defined in the Credit Agreement) not to exceed 6.00:1.00, measured as of the last day of each fiscal quarter. We were in compliance with the financial covenant as of December 31, 2024, and we do not believe non-compliance is reasonably likely in the foreseeable future.
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

CRITICAL ACCOUNTING ESTIMATES
Our critical accounting estimates are more fully described in our Annual Report on Form 10-K for the year ended September 30, 2024, as filed with the Securities and Exchange Commission (the “SEC”) on November 19, 2024. There have been no significant changes to our critical accounting estimates since September 30, 2024.
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
•our dependence on a limited number of third-party contract manufacturers for the manufacturing of most of our products, including one manufacturer for nearly half of our RTD protein shakes;
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
•conflicting interests or the appearance of conflicting interests resulting from certain of our directors also serving as officers and/or directors of Post;
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
•significant differences in our actual operating results from any guidance we may give regarding our performance; and
•other risks and uncertainties included under “Risk Factors” in this report and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024, filed with the SEC on November 19, 2024.
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
Interest Rate Risk
As of both December 31, 2024 and September 30, 2024, the Company had outstanding principal value indebtedness of $840.0 million related to its 7.00% Senior Notes and no amounts outstanding under its Revolving Credit Facility. Borrowings under the Revolving Credit Facility bear interest at variable rates.
As of December 31, 2024 and September 30, 2024, the fair value of the Company’s debt was $864.0 million and $880.6 million, respectively. Changes in interest rates impact fixed and variable rate debt differently. For fixed rate debt, a change in interest rates will only impact the fair value of the debt, whereas a change in interest rates on variable rate debt will impact interest expense and cash flows. A hypothetical 10% decrease in interest rates would have increased the fair value of the fixed rate debt by approximately $14 million and $7 million as of December 31, 2024 and September 30, 2024, respectively. The Company had no variable rate debt outstanding as of December 31, 2024 or September 30, 2024. For additional information regarding the Company’s debt, see Note 11 within “Notes to Condensed Consolidated Financial Statements.”
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
Changes in Internal Control Over Financial Reporting
There were no significant changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.    OTHER INFORMATION.
ITEM 1.    LEGAL PROCEEDINGS.
The information required under this Item 1 is set forth in Note 12 within “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 of this report, which is incorporated herein by reference. For disclosure of environmental proceedings with a governmental entity as a party pursuant to Item 103(c)(3)(iii) of Regulation S-K, the Company has elected to disclose matters where the Company reasonably believes such proceeding would result in monetary sanctions, exclusive of interest and costs, of $1.0 million or more. Applying this threshold, there are no such environmental proceedings to disclose for the three months ended December 31, 2024.
ITEM 1A.    RISK FACTORS.
In addition to the information set forth elsewhere in this Quarterly Report on Form 10-Q (the “Quarterly Report”), you should carefully consider the risk factors we previously disclosed in our Annual Report on Form 10-K, filed with the SEC on November 19, 2024, as of and for the year ended September 30, 2024 (the “Annual Report”). As of the date of this Quarterly Report, there have been no material changes to the risk factors previously disclosed in the Annual Report. These risks could materially and adversely affect our business, financial condition, results of operations and cash flows. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business, financial condition, results of operations and cash flows.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table sets forth information with respect to repurchases of shares of our common stock during the three months ended December 31, 2024 and our common stock repurchase authorization.

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (b)
October 1, 2024 - October 31, 2024	—	$—	—	$175,071,070
November 1, 2024 - November 30, 2024	—	$—	—	$175,071,070
December 1, 2024 - December 31, 2024	142,599	$77.12	142,599	$164,074,277
Total	142,599	$77.12	142,599	$164,074,277
(a)Does not include broker’s commissions or accrued excise tax, if any.
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
ITEM 5.    OTHER INFORMATION.
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended December 31, 2024, our directors or officers, as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended, adopted or terminated the “Rule 10b5-1 trading arrangements” as defined in Item 408 of Regulation S-K, set forth in the table below:

Type of Trading Arrangement
Name and Position	Date	Action	Rule 10b5-1*	Expiration Date	Total Shares of Common Stock to be Sold
Douglas Cornille Chief Growth Officer	12/06/2024	Adoption	X	12/06/2025	Up to 12,769
Robin Singh Chief Supply Chain Officer	12/06/2024	Adoption	X	12/06/2025	Up to 4,157
* Contract, instruction, or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

ITEM 6.    EXHIBITS.
The following exhibits are either provided with this Form 10-Q or are incorporated herein by reference.

Exhibit No.	Description
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

3.1	BellRing Brands, Inc. Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on January 31, 2025)
3.2	BellRing Brands, Inc. amended and restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on January 31, 2025)
*4.1
Indenture, dated March 10, 2022, by and among BellRing Brands, Inc. and Computershare Trust Company, N.A., as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Second Form 8-K filed on March 10, 2022)

4.2	Form of Note (Incorporated by reference to Exhibit 4.2 to the Company’s Second Form 8-K filed on March 10, 2022, which Exhibit 4.2 is referenced in Exhibit 4.1 to such filing)
31.1	Certification of Darcy H. Davenport pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 4, 2025
31.2	Certification of Paul A. Rode pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 4, 2025
32.1	Certification of Darcy H. Davenport and Paul A. Rode, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 4, 2025
101
Interactive Data File (Form 10-Q for the quarterly period ended December 31, 2024 filed in iXBRL (Inline eXtensible Business Reporting Language)). The financial information contained in the iXBRL-related documents is “unaudited” and “unreviewed.”

104	The cover page from the Company’s Form 10-Q for the quarterly period ended December 31, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101

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

BELLRING BRANDS, INC.
Date:	February 4, 2025	By:	/s/ Darcy H. Davenport
Darcy H. Davenport
President and Chief Executive Officer