Form 10-Q
period 2025-06-30
BELLRING BRANDS, INC.
filed 2025-08-05
CIK 1772016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________
FORM 10-Q
__________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR
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
Common Stock, $0.01 par value per share – 125,979,165 shares as of July 29, 2025

BELLRING BRANDS, INC.
QUARTERLY REPORT ON FORM 10-Q

i

PART I.    FINANCIAL INFORMATION.
ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED).
BELLRING BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Net Sales	$547.5	$515.4	$1,668.4	$1,440.4
Cost of goods sold	353.9	325.5	1,085.4	938.2
Gross Profit	193.6	189.9	583.0	502.2
Selling, general and administrative expenses	144.5	74.0	315.1	195.9
Amortization of intangible assets	4.3	4.3	12.7	30.7
Operating Profit	44.8	111.6	255.2	275.6
Interest expense, net	18.4	14.4	49.3	43.8
Earnings before Income Taxes	26.4	97.2	205.9	231.8
Income tax expense	5.4	23.5	49.3	57.0
Net Earnings	$21.0	$73.7	$156.6	$174.8

Earnings per Common Share:
Basic	$0.17	$0.57	$1.22	$1.34
Diluted	$0.16	$0.56	$1.21	$1.32

Weighted-Average Common Shares Outstanding:
Basic	126.6	130.0	127.9	130.7
Diluted	128.0	132.1	129.7	132.7
 See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

BELLRING BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in millions)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Net Earnings	$21.0	$73.7	$156.6	$174.8
Unrealized foreign currency translation adjustments	1.8	(0.1)	1.1	0.3
Other Comprehensive Income (Loss)	1.8	(0.1)	1.1	0.3
Total Comprehensive Income	$22.8	$73.6	$157.7	$175.1
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

BELLRING BRANDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions)

	June 30, 2025	September 30, 2024
ASSETS
Current Assets
Cash and cash equivalents	$43.7	$70.8
Restricted cash	11.2	0.3
Receivables, net	243.9	220.4
Inventories	415.6	286.1
Prepaid expenses and other current assets	25.0	15.1
Total Current Assets	739.4	592.7
Property, net	12.5	9.2
Goodwill	65.9	65.9
Intangible assets, net	129.2	141.8
Deferred income taxes	33.0	12.9
Other assets	13.7	14.5
Total Assets	$993.7	$837.0

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$126.0	$121.0
Other current liabilities	164.4	82.7
Total Current Liabilities	290.4	203.7
Long-term debt	1,009.0	833.1
Deferred income taxes	0.4	0.4
Other liabilities	3.8	5.7
Total Liabilities	1,303.6	1,042.9
Stockholders’ Deficit
Common stock	1.4	1.4
Additional paid-in capital	43.2	37.3
Retained earnings	213.0	56.4
Accumulated other comprehensive loss	(0.9)	(2.0)
Treasury stock, at cost	(566.6)	(299.0)
Total Stockholders’ Deficit	(309.9)	(205.9)
Total Liabilities and Stockholders’ Deficit	$993.7	$837.0
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

BELLRING BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Nine Months Ended June 30,
	2025	2024
Cash Flows from Operating Activities
Net earnings	$156.6	$174.8
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	13.8	31.8
Non-cash stock-based compensation expense	16.9	15.5
Deferred income taxes	(21.0)	(10.2)
Other, net	0.1	1.7
Other changes in operating assets and liabilities:
Increase in receivables, net	(21.8)	(62.4)
Increase in inventories	(128.3)	(43.4)
(Increase) decrease in prepaid expenses and other current assets	(9.8)	0.2
Decrease (increase) in other assets	1.3	(3.4)
Increase in accounts payable and other current liabilities	83.7	54.9
Net Cash Provided by Operating Activities	91.5	159.5

Cash Flows from Investing Activities
Additions to property	(3.7)	(0.6)
Net Cash Used in Investing Activities	(3.7)	(0.6)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	360.0	—
Repayments of long-term debt	(185.0)	(25.0)
Purchases of treasury stock	(267.9)	(106.1)
Tax withholding payments related to stock compensation plans	(11.5)	(3.5)
Net Cash Used in Financing Activities	(104.4)	(134.6)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	0.4	(0.1)
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(16.2)	24.2
Cash, Cash Equivalents and Restricted Cash, Beginning of Year	71.1	48.4
Cash, Cash Equivalents and Restricted Cash, End of Period	$54.9	$72.6
 See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

BELLRING BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (Unaudited)
(in millions)

	As of and for the Three Months Ended June 30,		As of and for the Nine Months Ended June 30,
	2025	2024	2025	2024
Common Stock
Beginning and end of period	$1.4	$1.4	$1.4	$1.4
Additional Paid-in Capital
Beginning of period	37.9	26.1	37.3	19.3
Activity under stock and deferred compensation plans	0.1	—	(11.0)	(3.2)
Non-cash stock-based compensation expense	5.2	5.5	16.9	15.5
End of period	43.2	31.6	43.2	31.6
Retained Earnings (Accumulated Deficit)
Beginning of period	192.0	(89.0)	56.4	(190.1)
Net earnings	21.0	73.7	156.6	174.8
End of period	213.0	(15.3)	213.0	(15.3)
Accumulated Other Comprehensive Loss
Beginning of period	(2.7)	(2.7)	(2.0)	(3.1)
Foreign currency translation adjustments	1.8	(0.1)	1.1	0.3
End of period	(0.9)	(2.8)	(0.9)	(2.8)
Treasury Stock
Beginning of period	(482.7)	(183.5)	(299.0)	(151.0)
Purchases of treasury stock	(83.9)	(74.6)	(267.6)	(107.1)
End of period	(566.6)	(258.1)	(566.6)	(258.1)
Total Stockholders’ Deficit	$(309.9)	$(243.2)	$(309.9)	$(243.2)
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
These unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments and accruals) that management considers necessary for a fair statement of the Company’s results of operations, comprehensive income, financial condition, cash flows and stockholders’ equity for the interim periods presented. Interim results are not necessarily indicative of the results for any other interim period or for the entire fiscal year. Certain reclassifications have been made to previously reported financial information to conform to the current year presentation.
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

NOTE 3 — REVENUE
The following table presents net sales by product.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Shakes	$438.3	$412.2	$1,365.3	$1,160.1
Powders	92.4	90.1	261.6	243.9
Other	16.8	13.1	41.5	36.4
Net Sales	$547.5	$515.4	$1,668.4	$1,440.4
NOTE 4 — RELATED PARTY TRANSACTIONS
Transactions between the Company and Post Holdings, Inc. (“Post”) are considered related party transactions as certain of the Company’s directors serve as officers and/or directors of Post.
MSA Fees and Royalties
The Company uses certain functions and services performed by Post under a master services agreement (the “MSA”). These functions and services include finance, internal audit, treasury, information technology support, insurance and tax matters, the use of office and/or data center space, tax compliance services and, prior to January 2025, payroll processing services. MSA fees were $0.7 and $2.3 during the three and nine months ended June 30, 2025, respectively, and $0.8 and $2.5 during the three and nine months ended June 30, 2024, respectively. MSA fees were reported in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations.
The Company licenses certain intellectual property to and from Post and its subsidiaries based upon prices governed by agreements between the Company and Post and its subsidiaries, consistent with prices of similar arm's-length transactions. During both the three and nine months ended June 30, 2025 and 2024, royalties paid to and received from Post and its subsidiaries were immaterial.
Co-Packing Agreement
Premier Nutrition Company, LLC (“Premier Nutrition”), a subsidiary of the Company, has a co-packing agreement with Comet Processing, Inc. (“Comet”), a wholly-owned subsidiary of Post (the “Co-Packing Agreement”). Under the Co-Packing Agreement, Premier Nutrition procures certain packaging materials for Comet that Comet utilizes in the production of RTD shakes for Premier Nutrition. Comet began manufacturing RTD shakes in December 2023. The Company purchased $17.1 and $44.2 of RTD shakes from Comet during the three and nine months ended June 30, 2025, respectively, and $4.3 and $6.2 of RTD shakes from Comet during the three and nine months ended June 30, 2024, respectively.
As of June 30, 2025 and September 30, 2024, the Company had current payables with Post of $4.0 and $1.5, respectively, primarily related to RTD shake purchases and MSA fees, which were included in “Accounts payable” on the Condensed Consolidated Balance Sheets. Current receivables with Post at both June 30, 2025 and September 30, 2024 were immaterial.
NOTE 5 — EARNINGS PER SHARE
Basic earnings per share is based on the average number of shares of common stock outstanding during each period. Diluted earnings per share is based on the average number of shares of common stock used for the basic earnings per share calculation, adjusted for the dilutive effect of stock options and restricted stock units using the “treasury stock” method.

The following table presents the computation of basic and diluted earnings per share.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Net earnings	$21.0	$73.7	$156.6	$174.8

Weighted-average shares for basic earnings per share	126.6	130.0	127.9	130.7
Effect of dilutive securities:
Stock options	0.2	0.2	0.2	0.2
Restricted stock units	0.2	0.3	0.3	0.3
Performance-based restricted stock units	1.0	1.6	1.3	1.5
Weighted-average shares for diluted earnings per share	128.0	132.1	129.7	132.7

Basic earnings per common share	$0.17	$0.57	$1.22	$1.34
Diluted earnings per common share	$0.16	$0.56	$1.21	$1.32
There were no anti-dilutive securities excluded from the calculation of weighted-average shares for diluted earnings per share during the three or nine months ended June 30, 2025 or 2024.
NOTE 6 — INVENTORIES

	June 30, 2025	September 30, 2024
Raw materials and supplies	$90.7	$57.3
Work in process	—	—
Finished products	324.9	228.8
Inventories	$415.6	$286.1
NOTE 7 — PROPERTY, NET

	June 30, 2025	September 30, 2024
Property, at cost	$26.1	$21.4
Accumulated depreciation	(13.6)	(12.2)
Property, net	$12.5	$9.2
NOTE 8 — GOODWILL
The components of “Goodwill” on the Condensed Consolidated Balance Sheets at both June 30, 2025 and September 30, 2024 are presented in the following table.

Goodwill, gross	$180.7
Accumulated impairment losses	(114.8)
Goodwill	$65.9

NOTE 9 — INTANGIBLE ASSETS, NET

	June 30, 2025			September 30, 2024
	Carrying Amount	Accumulated Amortization	Net Amount	Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	$160.8	$(101.2)	$59.6	$160.7	$(94.6)	$66.1
Trademarks and brands	164.4	(94.8)	69.6	164.4	(88.7)	75.7
Other intangible assets	3.1	(3.1)	—	3.1	(3.1)	—
Intangible assets, net	$328.3	$(199.1)	$129.2	$328.2	$(186.4)	$141.8
In fiscal 2023, the Company approved a plan to discontinue the PowerBar business in North America. In connection with the discontinuance, the Company updated the useful lives of the customer relationships and trademark associated with the PowerBar business in North America to reflect the remaining period in which the Company expected to sell existing PowerBar product inventory in North America. Accelerated amortization of $17.4 was recorded during the nine months ended June 30, 2024 resulting from the updated useful lives of the customer relationships and trademark associated with the PowerBar business in North America, which were fully amortized and written off in fiscal 2024.
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
At June 30, 2025, the Company’s derivative instruments, none of which were designated as hedging instruments under Accounting Standards Codification (“ASC”) Topic 815, “Derivatives and Hedging,” consisted of commodity futures and option contracts which relate to inputs that generally will be utilized within the next twelve months. The notional amounts of the commodity contracts were $173.7 and $53.5 at June 30, 2025 and September 30, 2024, respectively.
The following table presents the balance sheet location and fair value of the Company’s commodity contracts. The Company does not offset derivative assets and liabilities within the Condensed Consolidated Balance Sheets.

	June 30, 2025	September 30, 2024
Prepaid expenses and other current assets	$0.1	$2.7
Other current liabilities	$4.9	$0.1
The Company recognized a (gain) loss on derivatives of $(1.0) and $8.6 during the three and nine months ended June 30, 2025, respectively, and $(0.1) and $6.0 during the three and nine months ended June 30, 2024, respectively, which were recorded in “Cost of goods sold” in the Condensed Consolidated Statements of Operations.
At June 30, 2025 and September 30, 2024, the Company had cash deposits which served as pledged collateral for certain of its commodity contracts of $11.2 and $0.3, respectively, which were classified as “Restricted cash” on the Condensed Consolidated Balance Sheets.
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
The Company’s financial assets and liabilities also include cash, cash equivalents and restricted cash, receivables and accounts payable for which the carrying value approximates fair value due to their short maturities (less than 12 months). The Company does not record its long-term debt at fair value on the Condensed Consolidated Balance Sheets. Based on market rates, the fair value (Level 2) of the Company’s debt, excluding any outstanding borrowings under the Revolving Credit Facility (as defined in Note 12), was $876.2 and $880.6 as of June 30, 2025 and September 30, 2024, respectively.
Certain assets and liabilities, including property, goodwill and other intangible assets, are measured at fair value on a non-recurring basis using Level 3 inputs.

NOTE 12 — LONG-TERM DEBT
The following table presents the components of “Long-term debt” on the Condensed Consolidated Balance Sheets.

	June 30, 2025	September 30, 2024
7.00% senior notes maturing in March 2030	$840.0	$840.0
Revolving Credit Facility	175.0	—
Total principal amount of debt	$1,015.0	$840.0
Less: Debt issuance costs, net	6.0	6.9
Long-term debt	$1,009.0	$833.1
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
During the nine months ended June 30, 2025, the Company borrowed $360.0 and repaid $185.0 under the Revolving Credit Facility. During the nine months ended June 30, 2024, the Company had no borrowings and repaid $25.0 under the Revolving Credit Facility. As of June 30, 2025, the interest rate on the utilized portion of the Revolving Credit Facility was 9.50%, the available borrowing capacity under the Revolving Credit Facility was $75.0 and there were no outstanding letters of credit. As of September 30, 2024, there were no amounts outstanding under the Revolving Credit Facility, the available borrowing capacity under the Revolving Credit Facility was $250.0 and there were no outstanding letters of credit.
Under the terms of the Credit Agreement, the Company is required to maintain a total net leverage ratio (as defined in the Credit Agreement) not to exceed 6.00:1.00, measured as of the last day of each fiscal quarter. The total net leverage ratio of the Company did not exceed this threshold as of June 30, 2025.
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
In September 2020, the same lead counsel re-filed the California Federal Class Lawsuit against Premier Nutrition in the California Superior Court for the County of Alameda, alleging identical claims and seeking restitution and injunctive relief on behalf of the same putative class of California consumers as the California Federal Class Lawsuit. In March 2023, the Alameda Superior Court granted in part and denied in part Premier Nutrition’s motion for judgment based on res judicata, and in May 2023, the Court reaffirmed its ruling. In July 2023, Premier Nutrition filed a petition for writ of mandamus in the California Court of Appeal, which writ was denied in March 2024. In November 2023, the Court certified the case as a class action. Trial is currently stayed pending the resolution of the appeal in the action on behalf of New York consumers (the “New York Case”). In January 2025, the plaintiff filed a motion for the application of issue preclusion arising from certain rulings in the New York Case. On May 14, 2025, the court entered an order holding that issue preclusion will apply on certain issues.
In 2016 and 2017, the lead plaintiff’s counsel in the California Federal Class Lawsuit filed ten additional class action complaints in the U.S. District Court for the Northern District of California on behalf of putative classes of consumers under the laws of Connecticut, Florida, Illinois, New Jersey, New Mexico, New York, Maryland, Massachusetts, Michigan and Pennsylvania (the “Related Federal Actions”). These complaints contain factual allegations similar to the California Federal Class Lawsuit, also seeking monetary damages and injunctive relief. The action on behalf of New Jersey consumers was voluntarily dismissed. Trial in the New York Case was held beginning in May 2022, and the jury delivered its verdict in favor of plaintiff in June 2022. In August 2022, the Court entered a judgment in that case in favor of plaintiff in the amount of $12.9, which includes statutory damages and prejudgment interest, and in August 2023, the Court entered a judgment awarding plaintiff $7.9 in attorneys’ fees and costs. In October 2022, each plaintiff and Premier Nutrition filed Notices of Appeal to the Ninth Circuit on the damages award and in December 2023 Premier Nutrition filed its Notice of Appeal to the Ninth Circuit on the attorneys’ fees award. In August 2024, the Court of Appeals issued an opinion on the damages award affirming the trial court’s decision on liability, vacating and remanding to the trial court for further consideration its decision on calculated damages and reversing the trial court’s award of prejudgment interest to plaintiff. Premier Nutrition’s subsequent petition for en banc rehearing with the Ninth Circuit Court of Appeals was denied in October 2024. On January 25, 2025, the Ninth Circuit affirmed the trial court’s attorneys’ fees award. On February 3, 2025, the trial court entered an order awarding $0.9 in attorneys’ fees and costs. On March 10, 2025, the trial court entered an order again limiting statutory damages to $8.3 under the due process clause. Each plaintiff and Premier Nutrition filed Notices of Appeal to the Ninth Circuit on the damages award. On March 13, 2025, Premier Nutrition filed a certiorari petition with the United States Supreme Court seeking review of the Ninth Circuit’s merits decision.
In February 2025, the court set a trial date for February 2026 in the Related Federal Action on behalf of the class of consumers in Illinois (the “Illinois Case”). Plaintiff filed a motion to apply issue preclusion from certain rulings in the New York Case to the Illinois Case. On May 2, 2025, the trial court entered an order holding that issue preclusion will apply in the Illinois Case on the issues of deceptiveness, materiality, the measure of damages, and the First Amendment, but not on the issues of causation, intent, or punitive damages. The seven other Related Federal Actions remain pending, and the court has certified individual state classes in each of those cases (except New Mexico).
In January 2019, the same lead counsel filed an additional class action complaint against Premier Nutrition in California Superior Court for the County of Alameda, alleging claims similar to the above actions and seeking monetary damages and injunctive relief on behalf of a putative class of California consumers, beginning after the California Federal Class Lawsuit class period (the “California State Case”). In July 2020, the court issued an order certifying a statewide class. Premier Nutrition moved for summary judgment in July 2023, which motion remains pending. In January 2025, the plaintiff filed a motion for the application of issue preclusion arising from certain rulings in the New York Case decision. On May 14, 2025, the court entered an order holding that issue preclusion will apply on certain issues.
On June 25, 2025, the parties reached a class-wide settlement in principle related to the Joint Juice Litigation, which includes the California Federal Class Lawsuit, all of the Related Federal Actions and the California State Case through a court-

ordered settlement conference, which settlement in principle is subject to judicial approval. On June 26, 2025, the parties filed a joint motion with the United States Supreme Court to hold the certiorari petition in the New York Case in abeyance pending approval of the class settlement. On July 2, 2025, the parties filed a joint motion with the Ninth Circuit to hold the appeal in the New York Case in abeyance pending approval of the class settlement. The parties will now seek judicial approval of the settlement.
During the three and nine months ended June 30, 2025, the Company expensed $68.1 and $69.0, respectively, related to the legal matter and plaintiff legal fees in connection with the Joint Juice litigation, which was included in “Selling, general and administrative expenses” on the Condensed Consolidated Statements of Operations. Other than legal fees, no expense related to this litigation was incurred during the three or nine months ended June 30, 2024. At June 30, 2025 and September 30, 2024, the Company had an estimated liability of $90.0 and $21.0, respectively, related to these matters that was included in “Other current liabilities” on the Condensed Consolidated Balance Sheets.
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
The Company and Premier Nutrition filed a motion to dismiss this case in August 2023, which motion was granted in part and denied in part. Plaintiffs filed an amended complaint in July 2024, and in August 2024 the Company and Premier Nutrition filed a motion to dismiss the amended complaint, which motion was granted in part and denied in part in May 2025. On June 24, 2025, the parties reached a settlement related to the Protein Products Class Lawsuit for an immaterial amount and on July 18, 2025, plaintiffs voluntarily dismissed the case.
Other than legal fees, no material expense related to the Protein Products Class Lawsuit was incurred during the three or nine months ended June 30, 2025 or 2024.
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
Other than legal fees, no expense related to the Protein Products Prop 65 Notice was incurred during the three or nine months ended June 30, 2025 or 2024.
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

NOTE 14 — STOCKHOLDERS’ DEFICIT
The following table summarizes the Company’s repurchases of its common stock.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Shares repurchased	1.3	1.3	3.8	1.9
Average price per share (a)	$65.07	$58.08	$69.67	$56.18
Total share repurchase cost (b)	$83.9	$74.6	$267.6	$107.1
(a)Average price per share excludes any accrued excise tax and broker’s commissions, which are included in “Total share repurchase cost” within this table.
(b)“Purchases of treasury stock” in the Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2025 excluded $1.9 of accrued excise tax that had not been paid as of June 30, 2025 and included $2.2 of accrued excise tax payments that had been accrued in prior fiscal years. “Purchases of treasury stock” in the Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2024 excluded $1.0 of accrued excise tax that had not been paid as of June 30, 2024.
NOTE 15 — SUBSEQUENT EVENT
On July 4, 2025, the H.R.1 tax law was enacted in the U.S. (the “H.R.1 Tax Act”). The H.R.1 Tax Act includes provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act of 2017, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The H.R.1 Tax Act has multiple effective dates, beginning in calendar year 2025 and extending through calendar year 2027. The Company is currently evaluating the impact of the H.R.1 Tax Act on its effective income tax rate, results of operations, financial condition and cash flows.

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
For additional discussion, refer to “Liquidity and Capital Resources” and “Cautionary Statement on Forward-Looking Statements” within this section.
RESULTS OF OPERATIONS

	Three Months Ended June 30,		Change in		Nine Months Ended June 30,		Change in
dollars in millions	2025	2024	$	%	2025	2024	$	%
Net Sales	$547.5	$515.4	$32.1	6%	$1,668.4	$1,440.4	$228.0	16%

Operating Profit	$44.8	$111.6	$(66.8)	(60)%	$255.2	$275.6	$(20.4)	(7)%
Interest expense, net	18.4	14.4	4.0	28%	49.3	43.8	5.5	13%
Income tax expense	5.4	23.5	(18.1)	(77)%	49.3	57.0	(7.7)	(14)%
Net Earnings	$21.0	$73.7	$(52.7)	(72)%	$156.6	$174.8	$(18.2)	(10)%
Net Sales
Net sales increased $32.1 million, or 6%, during the three months ended June 30, 2025 compared to the prior year period. Sales of Premier Protein products were up $26.3 million, or 6%, driven by 3% higher volumes primarily due to distribution gains and incremental promotional activity. Average net selling prices increased due to targeted price increases, partially offset by increased promotional activity. Sales of Dymatize products were up $3.6 million, or 5%, driven by 5% higher volumes primarily due to higher international volumes and new product introductions. Sales of all other products were up $2.2 million.
Net sales increased $228.0 million, or 16%, during the nine months ended June 30, 2025 compared to the prior year period. Sales of Premier Protein products were up $214.6 million, or 18%, driven by 13% higher volumes primarily due to distribution gains and incremental promotional activity. Average net selling prices increased due to targeted price increases, partially offset by incremental promotional activity. Sales of Dymatize products were up $12.5 million, or 7%, driven by 12% higher volumes primarily due to higher international volumes and new product introductions. Average net selling prices decreased due to unfavorable product mix. Sales of all other products were up $0.9 million.
Operating Profit
Operating profit decreased $66.8 million, or 60%, during the three months ended June 30, 2025 compared to the prior year period. This decrease was primarily driven by a provision for legal matters of $68.1 million in the current year period (as discussed in Note 13 within “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 of this report)

and higher net product costs of $18.6 million (driven by higher raw material and manufacturing costs, partially offset by lower freight costs). These negative impacts were partially offset by higher net sales, as previously discussed.
Operating profit decreased $20.4 million, or 7%, during the nine months ended June 30, 2025 compared to the prior year period. This decrease was primarily driven by a provision for legal matters of $69.0 million in the current year period, higher net product costs of $33.9 million (driven by higher raw material and manufacturing costs, partially offset by lower freight costs), increased advertising expense of $22.8 million and higher warehousing and distribution costs of $9.5 million. These negative impacts were partially offset by higher net sales, as previously discussed, and accelerated amortization of $17.4 million recorded in the prior year period related to the discontinuance of the PowerBar business in North America.
Interest Expense, Net
Interest expense, net increased $4.0 million during the three months ended June 30, 2025 compared to the prior year period primarily due to higher outstanding borrowings under our Revolving Credit Facility (as defined in “Liquidity and Capital Resources” below). The weighted-average interest rate on our total outstanding debt was 7.4% and 7.0% for the three months ended June 30, 2025 and 2024, respectively.
Interest expense, net increased $5.5 million during the nine months ended June 30, 2025 compared to the prior year period primarily due to higher outstanding borrowings under our Revolving Credit Facility. The weighted-average interest rate on our total outstanding debt was 7.2% and 7.0% for the nine months ended June 30, 2025 and 2024, respectively. See Note 12 within “Notes to Condensed Consolidated Financial Statements” for additional information on our debt.
Income Tax Expense
Our effective income tax rate was 20.5% and 24.2% for the three months ended June 30, 2025 and 2024, respectively, and 23.9% and 24.6% for the nine months ended June 30, 2025 and 2024, respectively. The decrease in our effective income tax rate during the three months ended June 30, 2025 compared to the prior year period was primarily due to discrete tax benefits recognized in the current year period related to prior year tax accruals.
On July 4, 2025, subsequent to the end of the period covered by this report, the H.R.1 tax law was enacted in the United States (the “H.R.1 Tax Act”). The H.R.1 Tax Act includes provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act of 2017, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The H.R.1 Tax Act has multiple effective dates, beginning in calendar year 2025 and extending through calendar year 2027. We are currently evaluating the impact of the H.R.1 Tax Act on our effective income tax rate, results of operations, financial condition and cash flows.
LIQUIDITY AND CAPITAL RESOURCES
During the nine months ended June 30, 2025, we borrowed $360.0 million and repaid $185.0 million under our revolving credit facility, which is provided under our credit agreement entered into on March 10, 2022 (as amended, the “Credit Agreement”) in an aggregate principal amount of $250.0 million (the “Revolving Credit Facility”). As of June 30, 2025, we had $75.0 million of available borrowing capacity and no letters of credit outstanding under the Revolving Credit Facility. Letters of credit are available under the Revolving Credit Facility in an aggregate amount of up to $20.0 million. Our Credit Agreement provides for potential incremental revolving and term facilities at the Company’s request and at the discretion of the lenders or other persons providing such incremental facilities, in each case on terms to be determined, and also permits the Company to incur other secured or unsecured debt, in all cases subject to conditions and limitations as specified in the Credit Agreement.
During the nine months ended June 30, 2025, we repurchased 3.8 million shares of our common stock at an average share price of $69.67 per share and at a total cost, including any accrued excise tax and broker’s commissions, of $267.6 million. In addition, during the nine months ended June 30, 2025, we paid $2.2 million of excise tax that related to fiscal 2024 and 2023 share repurchases.
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

Short-term financing needs primarily consist of working capital requirements, interest payments on our 7.00% senior notes maturing in March 2030 (the “7.00% Senior Notes”) and on outstanding borrowings under our Revolving Credit Facility and our provision for legal matters. Long-term financing needs include the repayment of our 7.00% Senior Notes and outstanding borrowings under our Revolving Credit Facility. Additional long-term financing needs will depend largely on potential growth opportunities, including acquisition activity and other strategic transactions. Our asset-light business model requires modest capital expenditures, with annual capital expenditures over the last three fiscal years averaging less than 1% of net sales. No significant capital expenditures are planned during the next 12 months. Additionally, we may seek to repurchase shares of our common stock. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
The following table presents select cash flow data, which is discussed below.

	Nine Months Ended June 30,
dollars in millions	2025	2024
Cash provided by (used in):
Operating activities	$91.5	$159.5
Investing activities	(3.7)	(0.6)
Financing activities	(104.4)	(134.6)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	0.4	(0.1)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(16.2)	$24.2
Operating Activities
Cash provided by operating activities for the nine months ended June 30, 2025 decreased $68.0 million compared to the prior year period. This decrease was primarily due to increased inventory levels in the current year period (driven by higher production), increased tax payments (net of refunds) of $9.9 million and increased interest payments of $4.9 million, partially offset by fluctuations in the timing of collections of trade receivables.
Investing Activities
Cash used in investing activities for the nine months ended June 30, 2025 increased $3.1 million compared to the prior year period resulting from an increase in capital expenditures.
Financing Activities
Cash used in financing activities for the nine months ended June 30, 2025 decreased $30.2 million compared to the prior year period, driven by higher payments of $161.8 million, including excise tax payments and broker’s commissions, for the repurchase of our common stock, higher repayments of $160.0 million under the Revolving Credit Facility and higher tax withholding payments related to stock compensation plans of $8.0 million. These cash outflows were partially offset by higher borrowings of $360.0 million under the Revolving Credit Facility.
Debt Covenants
The Credit Agreement contains affirmative and negative covenants applicable to us and our restricted subsidiaries customary for agreements of this type, including delivery of financial and other information; compliance with laws; maintenance of property, existence, insurance and books and records; providing inspection rights; obligation to provide collateral and guarantees by certain new subsidiaries; delivery of environmental reports; participation in an annual meeting with the agent and the lenders; further assurances; and limitations with respect to indebtedness, liens, fundamental changes, restrictive agreements, use of proceeds, amendments of organization documents, prepayments and amendments of certain indebtedness, dispositions of assets, acquisitions and other investments, sale leaseback transactions, changes in the nature of business, transactions with affiliates and dividends and redemptions or repurchases of stock. Under the terms of the Credit Agreement, we are also required to comply with a financial covenant requiring us to maintain a total net leverage ratio (as defined in the Credit Agreement) not to exceed 6.00:1.00, measured as of the last day of each fiscal quarter. We were in compliance with the financial covenant as of June 30, 2025, and we do not believe non-compliance is reasonably likely in the foreseeable future.
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Price Risk
In the ordinary course of business, the Company is exposed to commodity price risks relating to the purchases of raw materials. The Company may use futures contracts and options to manage certain of these exposures when it is practical to do so. A hypothetical 10% adverse change in the market price of the Company’s principal hedged commodities, non-fat dry milk, would have decreased the fair value of the Company’s commodity-related derivatives portfolio by less than $1 million as of both June 30, 2025 and September 30, 2024. This volatility analysis ignores changes in the exposures inherent in the underlying hedged transactions. Because the Company does not hold or trade derivatives for speculation or profit, all changes in derivative values are effectively offset by corresponding changes in the underlying commodity exposures.
For additional information regarding the Company’s commodity contracts, see Note 10 within “Notes to Condensed Consolidated Financial Statements.”

Foreign Currency Risk
Related to Active Nutrition International GmbH, whose functional currency is the Euro, the Company is exposed to risks of fluctuations in future cash flows and earnings due to changes in exchange rates.
Interest Rate Risk
As of both June 30, 2025 and September 30, 2024, the Company had outstanding principal value indebtedness of $840.0 million related to its 7.00% Senior Notes. Additionally, the Company had outstanding borrowings of $175.0 million under its Revolving Credit Facility as of June 30, 2025 and no amounts outstanding under its Revolving Credit Facility as of September 30, 2024. Borrowings under the Revolving Credit Facility had a variable interest rate of 9.50% as of June 30, 2025.
As of June 30, 2025 and September 30, 2024, the fair value of the Company’s debt, excluding any borrowings under its Revolving Credit Facility, was $876.2 million and $880.6 million, respectively. Changes in interest rates impact fixed and variable rate debt differently. For fixed rate debt, a change in interest rates will only impact the fair value of the debt, whereas a change in interest rates on variable rate debt will impact interest expense and cash flows. A hypothetical 10% decrease in interest rates would have increased the fair value of the fixed rate debt by approximately $6 million and $7 million as of June 30, 2025 and September 30, 2024, respectively. A hypothetical 10% increase in interest rates would have had an immaterial impact on both interest expense and interest paid during the three and nine months ended June 30, 2025, and the Company had no variable rate debt outstanding as of September 30, 2024. For additional information regarding the Company’s debt, see Note 12 within “Notes to Condensed Consolidated Financial Statements.”
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
Changes in Internal Control Over Financial Reporting
There were no significant changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.    OTHER INFORMATION.
ITEM 1.    LEGAL PROCEEDINGS.
The information required under this Item 1 is set forth in Note 13 within “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 of this report, which is incorporated herein by reference. For disclosure of environmental proceedings with a governmental entity as a party pursuant to Item 103(c)(3)(iii) of Regulation S-K, the Company has elected to disclose matters where the Company reasonably believes such proceeding would result in monetary sanctions, exclusive of interest and costs, of $1.0 million or more. Applying this threshold, there are no such environmental proceedings to disclose for the three months ended June 30, 2025.
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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table sets forth information with respect to repurchases of shares of our common stock during the three months ended June 30, 2025 and our common stock repurchase authorization.

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (b)
April 1, 2025 - April 30, 2025	270,142	$72.91	270,142	$260,305,135
May 1, 2025 - May 31, 2025	759,578	$62.99	759,578	$212,456,712
June 1, 2025 - June 30, 2025	245,226	$62.87	245,226	$197,039,286
Total	1,274,946	$65.07	1,274,946	$197,039,286
(a)Does not include broker’s commissions or accrued excise tax, if any.
(b)On March 6, 2025, the Company’s Board of Directors approved a new $300,000,000 repurchase authorization with respect to shares of the Company’s common stock (the “Authorization”). The Authorization was effective on March 6, 2025 and has an expiration date of March 6, 2027. Repurchases may be made from time to time in the open market, private purchases, through forward, derivative, accelerated repurchase or automatic purchase transactions, or otherwise.

ITEM 5.    OTHER INFORMATION.
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended June 30, 2025, our directors or officers, as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended, adopted or terminated the “Rule 10b5-1 trading arrangements” as defined in Item 408 of Regulation S-K, set forth in the table below:

Type of Trading Arrangement
Name and Position	Date	Action	Rule 10b5-1*	Duration of Plan	Total Shares of Common Stock to be Sold
Douglas Cornille Chief Growth Officer	6/3/2025	Terminate	X	12/6/2024 to 12/6/2025	Up to 12,769
Douglas Cornille Chief Growth Officer	6/4/2025	Adopt	X	6/4/2025 to 6/4/2026	Up to 15,880
Craig L. Rosenthal Chief Legal Officer and Chief Compliance Officer	6/7/2025	Adopt	X	6/7/2025 to 6/7/2026	Up to 13,273
* Contract, instruction, or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

ITEM 6.    EXHIBITS.
The following exhibits are either provided with this Form 10-Q or are incorporated herein by reference.

Exhibit No.	Description
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

4.2	Form of Note (Incorporated by reference to Exhibit 4.2 to the Company’s Second Form 8-K filed on March 10, 2022, which Exhibit 4.2 is referenced in Exhibit 4.1 to such filing)
31.1	Certification of Darcy H. Davenport pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 5, 2025
31.2	Certification of Paul A. Rode pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 5, 2025
32.1	Certification of Darcy H. Davenport and Paul A. Rode, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 5, 2025
101
Interactive Data File (Form 10-Q for the quarterly period ended June 30, 2025 filed in iXBRL (Inline eXtensible Business Reporting Language)). The financial information contained in the iXBRL-related documents is “unaudited” and “unreviewed.”

104	The cover page from the Company’s Form 10-Q for the quarterly period ended June 30, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101

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

BELLRING BRANDS, INC.
Date:	August 5, 2025	By:	/s/ Paul A. Rode
Paul A. Rode
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)