Form 10-K
period 2025-09-30
BELLRING BRANDS, INC.
filed 2025-11-18
CIK 1772016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of March 31, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was $9,367,938,437.
Number of shares of Common Stock, $0.01 par value, outstanding as of November 11, 2025: 119,672,080

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant’s definitive proxy statement for its 2026 annual meeting of stockholders, to be filed with the Securities and Exchange Commission within 120 days after September 30, 2025, are incorporated by reference into Part III of this report.

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
•our ability to expand existing market penetration and enter into new markets;
•consolidation in our distribution channels;
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
•impairment in the carrying value of goodwill or other intangible assets or other long-lived assets;
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
•We may be responsible for United States federal tax liabilities that relate to the Spin-off.
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
•Impairment in the carrying value of intangible assets or other long-lived assets could negatively impact our financial condition and results of operations. If our goodwill or other intangible assets or other long-lived assets become impaired, we will be required to record impairment charges, which may be significant.
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
We have organically grown our net sales from $1,666.8 million in our year ended September 30, 2023 to $2,316.6 million in our year ended September 30, 2025. Over the same period, net earnings increased from $165.5 million in our year ended September 30, 2023 to $216.2 million in our year ended September 30, 2025.
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
Immediately following the Spin-off, Post owned approximately 14.2% of BellRing Common Stock and the former holders of Old BellRing Class A Common Stock owned approximately 28.5% of BellRing Common Stock. As a result of the Spin-off, the dual class voting structure of Old BellRing was eliminated. As of both September 30, 2025 and 2024, Post had no ownership of BellRing Common Stock.
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
Immediately following the Spin-off, Post owned 19,397,339 shares, or approximately 14.2%, of BellRing Common Stock. On August 11, 2022, Post disposed of 14,800,000 shares of BellRing Common Stock, and on November 25, 2022, Post disposed of its remaining 4,597,339 shares of BellRing Common Stock. Post had no ownership of BellRing Common Stock as of September 30, 2025 or 2024.
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
While we believe most brands in the convenient nutrition category are positioned to appeal to consumers primarily in one need state, Premier Protein has developed brand equities and product value propositions to appeal to a broad range of consumer need states. We primarily compete in the everyday nutrition and sports nutrition consumer need states, but also appeal to the adult nutrition and weight management consumer need states. We define everyday nutrition as nutritious products that can be consumed throughout the day as part of a healthy lifestyle. Our Dymatize brand is focused primarily on sports nutrition, which we define as consumers looking to supplement sports endurance and strength training needs.
Brand Overview
Our primary brands, based on fiscal 2025 sales, are Premier Protein and Dymatize. Together our brands cover the major product forms in the convenient nutrition category and appeal to a broad range of consumer need states. Our percentage of net sales by brand for our year ended September 30, 2025 were as follows: Premier Protein, 85.9%; Dymatize, 12.1%; and other, 2.0%.
Two product forms accounted for the substantial majority of our fiscal 2025 net sales. In our year ended September 30, 2025, RTD protein shakes were 81.7% of our net sales, and powders were 15.8% of our net sales.
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
Our Customers
Our customers are predominantly club stores, FDM retailers, online retailers, specialty retailers, convenience stores and distributors. We sell our products domestically and in more than ninety countries globally. Our U.S. business represented 88.1% of our net sales in our year ended September 30, 2025, and our international business represented 11.9% of our net sales in our year ended September 30, 2025.
Our largest customers, Walmart (which includes its affiliates, including Sam’s Club), Costco and Amazon, accounted for approximately 74.0% of our net sales in our year ended September 30, 2025. No other customer accounted for more than 10% of our fiscal 2025 net sales.
Sales, Marketing and Distribution
In the U.S., we utilize a direct sales force in multiple channels, including club, FDM, specialty and eCommerce. We also sell through a broker network for customers in the convenience and regional grocery channels, and through distributors for the foodservice and military channels. In international markets, we sell our products through a combination of direct sales to retailers and to third-party distributors. We utilize a direct sales force in key markets in Western Europe for multiple channels, including specialty, FDM and eCommerce. We also sell through distributors in the specialty channel.
We maintain a dedicated multi-faceted and consumer-driven marketing strategy for each of our primary brands, tailoring initiatives to each brand’s target audience. Each of our brands maintains a presence across all major social media platforms.
Premier Protein. Premier Protein’s marketing strategy is aimed at accelerating the brand’s positioning as a lifestyle brand for mainstream consumers. Premier Protein’s marketing initiatives are focused on increasing awareness to drive product trial and adoption as well as expanding household penetration among this group of consumers. Premier Protein employs a broad media strategy, which includes digital media, search marketing, television, in-store marketing and demos and online dedicated programming. As part of its marketing strategy, Premier Protein leverages its fans’ enthusiasm for the brand to spread the word of our products. The brand utilizes an influencer marketing program called “Premier Shakers” that leverages Brand Ambassadors — a collection of micro-influencers and content creators - to create social content, community, and awareness for the brand.
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
Supply Chain
Raw Materials. Raw materials used in our business consist of ingredients and packaging materials purchased from local, regional and international suppliers. Our principal ingredients include milk-based, whey-based and soy-based proteins, protein blends, sweeteners and vitamin and mineral blends. Our primary packaging materials include aseptic foil and plastic lined cardboard cartons, flexible and rigid plastic film and containers, beverage packaging and corrugate. We purchase our raw materials in accordance with rigorous standards to assure food quality and safety. Supply availability and prices paid for raw materials can fluctuate widely due to external factors, such as economic climate, commodity market prices, pandemics and other outbreaks of contagious diseases, weather conditions, labor disputes, governmental programs, regulations and trade and tariff policies, industry consolidation, energy shortages, transportation delays, currency fluctuations and other unforeseen circumstances. During fiscal 2025, inflationary pressures on milk-based protein costs eased while whey-based protein costs and other costs, such as packaging and manufacturing, continued to face inflationary pressures. We continuously monitor supply and cost trends of these raw materials to enable us to obtain ingredients and packaging needed for our products.
Under the terms of an agreement with our largest protein powder supplier, Premier Nutrition is required to purchase a minimum periodic volume of protein powder and has the right (but not the obligation) to order quantities in excess of such minimum amount provided the supplier has the capacity and the ability to produce such additional quantities. The agreement also contains detailed provisions regarding the product specifications and quality standards for the raw materials to be provided by the supplier, the rights of a party in the event the other party does not comply with its obligations under the agreement and other customary contractual terms and conditions. The agreement expires on June 30, 2028.
Energy. Electricity and steam are used in the facilities that manufacture our products. In addition, considerable amounts of diesel fuel are used in connection with the distribution of our products.
Manufacturing. We primarily engage third-party contract manufacturers in North America and the European Union (the “E.U.”). to produce our products. We receive products from our third-party contract manufacturers for an agreed-upon tolling charge for each item produced as well as other costs, sometimes including capital reimbursement. Most of our relationships with our third-party contract manufacturers include minimum volume commitments, whereby the third-party contract manufacturer has committed to produce, and we have committed to purchase, a minimum quantity of product. We own a manufacturing plant in Voerde, Germany that supplies nutrition bars and gels primarily for the E.U., Switzerland and the United Kingdom (the “U.K.”).
We regularly monitor the capacity and performance of our third-party contract manufacturing partners and suppliers and qualify new contract manufacturing partners and suppliers as needed. Given the growth profile of our primary products, we continuously plan for incremental capacity, including expanding production with our existing third-party contract manufacturing partners in fiscal 2025, and review additional strategic alternatives to support our business.
From three separate and geographically diverse manufacturing locations, our largest third-party contract manufacturer provided approximately 46.3% of our Premier Protein RTD shake supply for our year ended September 30, 2025. Under the terms of a manufacturing agreement with the third-party contract manufacturer, Premier Nutrition is required to purchase a minimum quarterly order volume of RTD protein shakes and has the right (but not the obligation) to order quantities in excess of a monthly minimum amount provided the third-party contract manufacturer has the capacity and the ability to produce such additional quantities. In addition, under the terms of the manufacturing agreement, the third-party contract manufacturer has committed to produce a quarterly minimum volume of RTD protein shakes. The manufacturing agreement also contains detailed provisions regarding the product specifications and quality standards for the products to be manufactured and packaged by the third-party contract manufacturer, the tolling charges for each item produced (and certain other costs) to be paid by Premier Nutrition (and related payment terms), shipping and storage obligations, the rights of a party in the event the other party does not comply with its obligations under the manufacturing agreement and other customary contractual terms and conditions. This agreement expires on December 31, 2030.
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
Distribution. In North America, our products typically are shipped directly from our third-party contract manufacturers to a network of third-party warehouses. Products are distributed from third-party warehouses to customer distribution centers or retail stores or are exported by our distribution partners to international customers. Occasionally, we ship products directly from our third-party contract manufacturers to our customers’ distribution centers.
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
Seasonality
We experience seasonal fluctuations in our net sales and earnings before interest, taxes, depreciation and amortization (“EBITDA”) because of consumer spending patterns and timing of our key retailers’ promotional activity. Historically, our first fiscal quarter is seasonally low for net sales for all brands driven by a slowdown of consumption of our products during the holiday season. Sales are typically higher throughout the remainder of the fiscal year as a result of stronger consumer demand in the second quarter of our fiscal year, promotional activity at key retailers and organic growth of the business. Seasonal fluctuations in our net sales and EBITDA may not be the same in the future as they have been historically.
Trademarks and Intellectual Property
We own or have licenses to use a number of trademarks that are critical to the success of our business. Our key trademarks include BellRing®, BellRing Brands®, Premier Protein®, Premier Nutrition®, Dymatize® and ISO.100®, each of which we own, as well as trademarks that we license from third parties, such as Pebbles® and Dunkin®. Our owned trademarks are, in most cases, protected through registration in the U.S. or Germany, as well as in many other countries where the related brands or products are sold. We also own, or have applications pending, for patents in the U.S. and other countries. While our patent portfolio as a whole is material to our business, no one patent or group of related patents is material to our business. In addition, we have copyrights, proprietary trade secrets, technology, know-how processes and other intellectual property rights that are not registered.
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
Our products are regulated in the U.S. either as food or dietary supplements, which internationally may be regulated as pharmaceuticals or other health food categories. As a producer and distributor of goods for human consumption, we must comply with stringent production, storage, recordkeeping, distribution, packaging, labeling and marketing standards established by the Food and Drug Administration (the “FDA”), the U.S. Department of Agriculture (the “USDA”), the Federal Trade Commission and state and local agencies in the U.S. We also must comply with standards established by similar regulatory agencies in Canada, Mexico, the E.U. and elsewhere. In addition, some of our products are produced and marketed under contract as part of special certification programs such as organic, kosher or non-GMO, and must comply with the strict standards of federal, state and third-party certifying organizations. Products that do not meet regulatory or third-party standards may be considered adulterated or misbranded and subject to withdrawal or recall. Additionally, following the adoption of the Food Safety Modernization Act in the U.S. and the Safe Foods for Canadians Act in Canada, the FDA and the Canadian Food Inspection Agency continue to implement additional regulations focused on prevention of food contamination, more frequent inspection of high-risk facilities, increased record-keeping and improved tracing of food.
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
Our business also is subject to various federal, state and local laws and regulations with respect to environmental matters, including air quality, wastewater and storm water management, waste handling, recycling and disposal and other regulations intended to protect public health and the environment. In the U.S., the laws and regulations include the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act and the California Safe Drinking Water and Toxic Enforcement Act (“Proposition 65”), among others. Internationally, our operations, including our manufacturing facility in Germany, are subject to local and national regulations similar to those applicable to us in the U.S. We have made, and will continue to make, expenditures to ensure compliance with environmental regulations.
Human Capital
We have approximately 530 employees as of November 1, 2025. Of these employees, approximately 350 are in the U.S., approximately 170 are in Germany and approximately 10 are in other countries. Our people are critical to our success and we prioritize providing a safe, rewarding and respectful workplace where our people are provided with opportunities to pursue career paths based on capabilities, performance and mindset. We adhere to our Code of Conduct, which sets forth a commitment to our stakeholders, including our employees, to operate with integrity and mutual respect.
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
Talent Acquisition, Development, Engagement and Retention
Acquiring, developing, engaging and retaining a talented workforce is key to accomplishing our goals and achieving business results.
Our talent acquisition processes include employee training on interview skills and processes to improve our candidate selection process. For candidate selection roundtables, we have a trained, disinterested employee sit in to help mitigate any instances of bias of any form in the selection discussion.
Providing development opportunities and resources for our employees is another key factor in our human capital strategy. We offer a variety of training and development programs and platforms for employees at all levels of our organization, including monthly development trainings for all employees along with separate interactive trainings for people leaders of all levels.
We check in with our employees through regular engagement surveys, small group and one-on-one discussions, and then we act on those survey and discussion results, as appropriate. Employee-led groups, opportunities to participate in informal wellness activities and philanthropic work are informed by what issues our employees identify as important to them. We measure our progress and take additional actions, as needed. We communicate transparently with our employees about the organization to keep our employees informed and highly engaged.

Several times a year, we connect our newer employees to our values and culture by conducting two-day in-person workshops where they can learn about, discuss and engage with these topics to more fully appreciate our unique culture. In addition, we invite esteemed speakers to our Emeryville offices and partner with outside experts to engage our employees in an interactive workshop format to further drive engagement with timely workplace initiatives.
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
Belonging
We foster a culture of belonging where everyone is able to do the best work of their professional lives and where each individual feels connected to our company purpose and values, as well as each other. We also provide interactive anti-harassment training for both supervisory and non-supervisory employees taught by outside experts. Our Board of Directors receives periodic updates regarding our belonging efforts.
Environmental, Social and Governance
We recognize the importance of Environmental, Social and Governance (“ESG”) issues for all of our stakeholders and we are committed to incorporating ESG principles into our business strategies and organizational culture. The Audit Committee of our Board of Directors provides direction with respect to the evolving priorities of our ESG initiatives and receives quarterly reports with respect to the progress the Company is making against its objectives. We have an Executive Sustainability Steering Committee comprised of senior leaders within our organization, which provides guidance on goals and strategies and makes recommendations on disclosure and reporting guidelines. We also have a Sustainability Operations Committee comprised of technical experts within key business functions that meets regularly to implement programs and track progress on key objectives. We report to our stakeholders with respect to the results of our ESG initiatives on an annual basis in our Impact Report.
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
Information about our Executive Officers
The section below provides information regarding our executive officers as of November 18, 2025:
Darcy H. Davenport, age 52, has served as our President and Chief Executive Officer since September 2019 and has served as a member of our Board of Directors since the completion of our initial public offering (the “IPO”). Until the completion of the IPO, Ms. Davenport served as President of Post’s active nutrition business since October 2017 and as President of Premier Nutrition, which became a subsidiary of BellRing Inc. upon completion of our IPO, since November 2016. Ms. Davenport previously served as General Manager of Premier Nutrition from October 2014 to November 2016 and Vice President of Marketing from October 2011 to October 2014. Prior to joining Premier Nutrition, Ms. Davenport served as Director of Brand Marketing at Joint Juice, Inc., a liquid dietary supplement manufacturer, from May 2009 to October 2011, when it combined with Premier Nutrition. Ms. Davenport has served as a member of the board of directors of Blentech Corporation, a company focusing on developing custom-made, food processing solutions including equipment, integrated systems and software, since January 2010. Ms. Davenport earned her undergraduate degree from Princeton University and her MBA from New York University’s Leonard N. Stern School of Business.
Paul A. Rode, age 55, has served as our Chief Financial Officer since September 2019 and serves as our principal financial officer and principal accounting officer. Mr. Rode served as Chief Financial Officer of Post’s active nutrition business from

May 2015 until the completion of our IPO and as Chief Financial Officer of Consumer Brands, a prior reporting segment of Post, from November 2014 to May 2015. Mr. Rode previously served as Vice President, Finance of Post from January 2014 to November 2014 and Vice President, Corporate Development of Post from October 2013 to January 2014. Prior to joining Post, Mr. Rode served as Vice President, Corporate Controller of Ralcorp Holdings, Inc., which was a publicly traded consumer products company and the former parent company of Post, from February 2010 to September 2013. Mr. Rode earned his undergraduate degree from the University of Kentucky and his MBA from Northwestern University’s Kellogg School of Management.
Douglas J. Cornille, age 53, has served as Chief Growth Officer of Premier Nutrition, a subsidiary of ours, since November 2021. Prior to that, he served as Senior Vice President, Marketing of Premier Nutrition since July 2015. Prior to joining Premier Nutrition, Mr. Cornille was Brand Director at Clif Bar & Company, a manufacturer of various food products, from August 2011 to July 2015 and was Senior Brand Manager at Dreyer’s Grand Ice Cream Holdings, Inc., a manufacturer of ice cream and frozen yogurt, from September 2003 to August 2011. Mr. Cornille earned his undergraduate degree from Rhodes College and attended Oxford University, St. John’s College. Mr. Cornille earned his MBA from Duke University - The Fuqua School of Business.
Craig L. Rosenthal, age 54, has served as our Chief Legal Officer, Chief Compliance Officer and Secretary since September 2023 and, prior to that, served as our Senior Vice President, General Counsel and Secretary since August 2019. Prior to joining BellRing, Mr. Rosenthal was an attorney at Husch Blackwell LLP from May 2019 to August 2019. From January 2018 to May 2019, while complying with the terms of a non-competition agreement entered into with a previous employer that expired in March 2019, Mr. Rosenthal provided legal counsel regarding business transactions to small businesses and individuals. Mr. Rosenthal served as Senior Vice President-Law and Assistant Secretary at Altice USA, Inc., a publicly traded broadband communications and video services provider, from June 2016 to December 2017. Prior to that, Mr. Rosenthal was Senior Vice President, General Counsel and Secretary at Cequel Communications, LLC dba Suddenlink Communications, a telecommunications and technology company, from 2005 to June 2016, when it was acquired by Altice USA, Inc. Previously, Mr. Rosenthal was an attorney at Husch & Eppenberger LLC (now Husch Blackwell LLP). Mr. Rosenthal earned his undergraduate degree from the University of Missouri-Columbia and juris doctorate from Washington University School of Law.
Robin Singh, age 56, has served as Senior Vice President, Operations of Premier Nutrition, a subsidiary of ours, since March 2019. Prior to joining Premier Nutrition, Mr. Singh held various senior leadership positions at Mondelez International, Inc., a publicly traded multinational snack food company, from 1996 until March 2019, including Vice President of Operations from July 2018 to March 2019, Director of Supply Chain Strategy and Supply Chain Reinvention North America from February 2016 to July 2018, and Director of Supply Planning North America from January 2014 to January 2016. Mr. Singh received his Honors Bachelor of Science from the University of Guelph, Ontario and a certificate in the Ivey Operations Program from the Richard Ivey School of Business at the University of Western Ontario.

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
A substantial amount of our net sales is derived from our RTD protein shakes. Sales of our RTD protein shakes represented approximately 81.7% of our net sales in our year ended September 30, 2025. We believe that sales of our RTD protein shakes will continue to constitute a substantial amount of our net sales for the foreseeable future. Our business, financial condition, results of operations and cash flows would be harmed by a decline in the market for our RTD protein shakes, increased competition in the market for those products, disruptions in our ability to produce those products, whether due to manufacturer inability, supply chain failures or otherwise, or our failure or inability to provide sufficient investment to support and market those products as needed to maintain or grow their competitive position or to achieve more widespread market acceptance.
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
Changes in weather conditions and natural disasters, such as fires, floods, droughts, frosts, hurricanes, earthquakes, tornadoes, insect infestations and plant disease, also may affect the cost and supply of commodities used as raw materials, including milk-based, whey-based and soy-based proteins, protein blends, sweeteners and vitamin and mineral blends. Further, as we rely on a limited number of third-party suppliers to provide certain ingredients and packaging materials, and one supplier for the majority of our milk-based protein, adverse events affecting such suppliers may limit our ability to obtain such raw materials, or alternatives for these raw materials, at competitive prices, or at all. For example, for our year ended September 30, 2025, approximately 46.3% of our Premier Protein RTD shake supply came from our largest third-party contract manufacturer, with approximately 28.0% of our Premier Protein RTD shake supply manufactured at a single facility. In addition, production of the RTD protein shakes in the 11 ounce size by our third-party contract manufacturers requires packaging that we currently are sourcing from only one supplier, and equipment that our third-party contract manufacturers are currently sourcing from the same supplier. Our supply of packaging for our 11 ounce Premier Protein RTD protein shakes from this supplier comes primarily from three of its locations. Further, a majority of production of our Premier Protein RTD protein shakes in the 11.5 ounce size are currently sourced from a single facility of a third-party contract manufacturer. Competitors can be affected differently by weather conditions and natural disasters depending on the location of their suppliers and operations.
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
All of our RTD protein shakes and most of our other products are manufactured by independent third-party contract manufacturers. For our year ended September 30, 2025, approximately 46.3% of our Premier Protein RTD shake supply came from a single manufacturer and approximately 28.0% from a single facility of that manufacturer. Further, a majority of production of our Premier Protein RTD protein shakes in the 11.5 ounce size are currently sourced from a single facility of a third-party contract manufacturer. Although we have added additional third-party contract manufacturers of our Premier Protein RTD shakes to our third-party contract manufacturing network, if one or more of our third-party contract manufacturers is unable to meet our supply requirements, it could have a material adverse impact on our business, financial condition, results of operations and cash flows. In fiscal 2019, a former third-party contract manufacturer that we had expected to produce less than 10% of our RTD protein shakes for that year did not produce as we expected, which resulted in our termination of our agreement with it. Also, if we experience significant increases in demand for our products, as we did beginning in the second quarter of fiscal 2021 through fiscal 2023, we and these third-party contract manufacturers may not be able to obtain in a timely manner the equipment, ingredients or packaging materials required to manufacture our products and allocate sufficient capacity to us in order to meet our requirements, fill our orders in a timely manner or meet our quality standards. Further, as we did in fiscal 2022 through fiscal 2024, we may experience operational difficulties with any of these third-party contract manufacturers, such as limitations on production capacity, failure to meet our quantity requirements, including as a result of pandemics or other outbreaks of contagious diseases, increases in manufacturing costs, errors in complying with product specifications, insufficient quality control and failure to meet production deadlines. In fiscal 2022, fiscal 2023 and into fiscal 2024, we had to limit our stock-keeping units (“SKUs”) and place one or more of our products on allocation. In addition, we rely in part on our third-party contract manufacturers to maintain the quality of our products. The failure or inability of our third-party contract manufacturers to comply with the specifications and requirements of our products could result in product withdrawal or recall, which could materially and adversely affect our reputation and subject us to significant liability should the consumption of any of our products cause or be claimed to cause illness or physical harm. For example, in fiscal 2022, a third-party manufacturer that produced less than 2% of our Premier Protein RTD protein shakes initiated a recall of all products manufactured in one of its facilities, including our Premier Protein RTD protein shakes. The inability of third-party contract manufacturers to ship orders in a timely manner, in desirable quantities or to meet our safety, quality and social compliance standards or regulatory requirements could have a material adverse impact on our business, financial condition, results of operations and cash flows. Additionally, our business could be adversely affected if any of these third parties fail to comply with governmental regulations applicable to the manufacturing of our products or if any of these third parties cease doing business with us or go out of business.
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
We rely on a limited number of third-party suppliers to provide certain equipment, ingredients and packaging materials used in our business. The primary ingredients used in our business include milk-based, whey-based and soy-based proteins, protein blends, sweeteners and vitamin and mineral blends, and one supplier provides the majority of our milk-based protein. The supply and price of these ingredients are subject to market conditions and are influenced by many factors beyond our control, including inflation and increased demand, labor shortages, animal feed costs, weather patterns affecting ingredient production, governmental programs, regulations and trade and tariff policies and pandemics or other outbreaks of contagious diseases. Our milk-based and whey-based protein costs have increased and may continue to increase due to factors such as inflation and increased demand, labor shortages, animal feed costs, weather patterns affecting ingredient production, governmental programs and regulations and pandemics or other outbreaks of contagious diseases,. Our primary packaging materials include aseptic foil and plastic lined cardboard cartons, flexible and rigid plastic film and containers, beverage packaging and corrugate. We utilize a sole supplier for the aseptic packaging for, and our third-party contract manufacturers use equipment from the same sole supplier to manufacture, our Premier Protein RTD shakes in the 11 ounce size. Although we maintain relationships with suppliers with the objective of ensuring that we have adequate sources for the supply of such ingredients and packaging materials, increases in demand for such items, both within our industry and in general, can result in shortages and higher costs. Our suppliers may not be able to meet our delivery schedules, we may lose a significant or sole supplier, a supplier may not be able to meet performance and quality specifications and we may not be able to purchase such items at a competitive cost. Further, the supply and price of these inputs are subject to market conditions and are impacted by many factors beyond our control, including inflation and increased demand, labor shortages, weather conditions, natural disasters, governmental programs, regulations and trade and tariff policies and pandemics and other outbreaks of contagious diseases. Our freight costs have increased and may continue to increase due to factors such as inflation and increased demand, labor shortages, increased fuel costs, limited carrier availability, increased compliance costs associated with new or changing government regulations, pandemics or other outbreaks of contagious diseases. Higher prices for natural gas, propane, electricity and fuel also may increase our ingredient, production and delivery costs. Historically, the prices of certain of our raw materials, energy and other supplies used in our business have fluctuated widely. In addition, we have experienced shortages of certain of our raw materials, which result in us paying increased costs for such inputs and impact our ability to produce our products.
The prices charged for our products may not reflect changes in our input costs at the time they occur, or at all. Changes in input costs have, and may in the future, limit our ability to maintain existing margins and may have a material adverse effect on our business, financial condition, results of operations and cash flows. While we try to manage the impact of increases in certain of these costs by locking in prices on quantities required to meet our anticipated production requirements, if we fail, or are unable, to hedge and prices subsequently increase, or if we institute a hedge and prices subsequently decrease, our costs may be greater than anticipated or greater than our competitors’ costs, and our business, financial condition, results of operations and cash flows could be adversely affected.
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
Consumers are increasingly shopping through eCommerce websites and mobile commerce applications. If we are unable to effectively compete in the expanding eCommerce market or maintain the data analytics capabilities needed to generate actionable commercial insights, our business performance may be impacted, which may negatively impact our financial condition, results of operations and cash flows.

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
Successful growth depends on our ability to add new customers, enter into new markets, expand the number of products sold through existing customers and enhance our product portfolio. This growth includes expanding the number of our products retailers offer for sale, our product placement and our ability to secure additional shelf or retail space for our products, as well as increased access to online platforms to sell our products. The expansion of our business depends on our ability to obtain new, or expand our business with existing, customers, such as club, FDM, eCommerce, convenience and specialty customers. Our failure to successfully add new customers, enter into new markets, expand the number of products sold through existing customers and enhance our product portfolio could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Consolidation in our distribution channels, and competitive, economic and other pressures facing our customers, may hurt our profit margins.
Over the past several years, our channels have undergone significant consolidations and certain customers are gaining market share. As this trend continues and such customers grow larger, they have sought, and may continue to seek, to use their position to improve their profitability through improved efficiency, lower pricing, increased reliance on their own brand name products, increased emphasis on generic and other value brands and increased promotional programs. If we are unable to respond to these requirements, our profitability or volume growth could be negatively impacted. Additionally, if any of our customers are consolidated with another entity and the surviving entity of any such consolidation is not a customer or decides to discontinue purchasing our products, we may lose significant amounts of our preexisting business with the acquired customer. Further, the economic and competitive landscape for our customers is constantly changing, such as the emergence of new sales channels, and our customers’ responses to those changes could impact our business. Consolidation in our channels also increases the risk that adverse changes to our customers’ business operations or financial performance would have a material adverse effect on us.
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
A limited number of customer accounts represents a large percentage of our combined net sales. Our largest customers, Walmart and its affiliates (which includes Sam’s Club), Costco and Amazon, accounted for approximately 74.0% of our net sales in our year ended September 30, 2025.
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
We have a significant amount of debt. As of September 30, 2025, we had $1,090.0 million in aggregate principal amount of total debt. Additionally, our secured revolving credit facility has a remaining borrowing capacity of $247.6 million as of September 30, 2025.
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
Our ability to pay expenses and satisfy debt service obligations will depend on our future performance, which will be affected by financial, business, economic and other factors, including the impact of pandemics and other outbreaks of contagious diseases, potential changes in consumer and customer preferences and behaviors, the success of product and marketing innovation and pressure from competitors. If we do not generate enough cash to pay our debt service obligations, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or issue additional equity.
Despite our level of indebtedness, we may be able to incur substantially more debt, which could further exacerbate the risks related to our debt leverage.
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
The willingness of consumers to purchase our products depends in part on general or local economic conditions and consumers’ discretionary spending habits. For instance in each of the past four fiscal years, the U.S. experienced significantly heightened inflationary pressures. In periods of adverse or uncertain economic conditions, including during periods of high inflation or recession concerns, consumers may purchase less of our products, purchase more value or private label products or may forgo certain purchases altogether. In addition, our customers may seek to reduce their inventories in response to those economic conditions. In those circumstances, we could experience a reduction in sales. Further, during economic downturns, it may be more difficult to convince consumers to switch to, or continue to use, our brands or convince new users to choose our brands without expensive sampling programs and price promotions. Also, as a result of economic conditions, we may be unable to raise our prices sufficiently to protect profit margins. We experienced inflationary headwinds in our business during each of the past four fiscal years, and we expect certain inflationary pressures to continue into fiscal 2026. This trend could have a materially adverse impact in the future if inflation rates were to significantly exceed our ability to achieve price increases or cost savings. Further, uncertain or unfavorable economic conditions, has and could continue to negatively impact the financial stability of our customers or suppliers, which could lead to increased uncollectible receivables or non-performance. Current global geopolitical tensions, including related to Ukraine and Israel and the Middle East, may exacerbate any economic downturn and inflation. Any of these events could have an adverse effect on our business, financial condition, results of operations and cash flows.
Increases in interest rates may negatively affect our earnings.
From time to time, including at September 30, 2025, we have debt outstanding with exposure to variable interest rates. As a result, we have in the past been and may in the future be adversely effected by rising interest rates, which will increase the cost of servicing our financial instruments with exposure to interest rate risk and could materially reduce our profitability and cash flows.
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
U.S. and global credit markets have, from time to time, experienced significant dislocations and liquidity disruptions which caused the spreads on prospective debt financings to widen considerably. These circumstances materially impacted liquidity in the debt markets, making financing terms for borrowers less attractive and in certain cases resulted in the unavailability of certain types of debt financing. In fiscal 2025, the U.S. experienced certain inflationary pressures and we expect certain inflationary pressures to continue into fiscal 2026. This and other events affecting the credit markets also have had, and may in the future have, an adverse effect on other financial markets in the U.S., which may make it more difficult or costly for us to raise capital through the issuance of common stock or other equity securities or refinance our existing debt, sell our assets or borrow money, if necessary. Our business also could be negatively impacted if our suppliers or customers experience disruptions resulting from tighter capital and credit markets or a slowdown in the general economy. Any of these risks could impair our ability to fund our operations or limit our ability to expand our business or increase our interest expense, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Impairment in the carrying value of intangible assets or other long-lived assets could negatively impact our financial condition and results of operations. If our goodwill or other intangible assets or other long-lived assets become impaired, we will be required to record impairment charges, which may be significant.
Our balance sheet includes intangible assets, including goodwill, trademarks, trade names, customer relationships, other acquired intangibles and other long-lived assets. Goodwill is expected to contribute indefinitely to our cash flows and is not amortized. Our management reviews it for impairment on an annual basis or whenever events or changes in circumstances indicate that its carrying value may be impaired. Impairments to intangible assets may be caused by factors outside of our control, such as increasing competitive pricing pressures, lower than expected revenue and profit growth rates, changes in industry earnings before interest, taxes, depreciation and amortization (“EBITDA”) and revenue multiples, changes in discount rates based on changes in cost of capital (interest rates, etc.) or the loss or bankruptcy of a significant customer. These factors, along with other internal and external factors, could have a significant negative impact on our fair value determination, which could then result in a material impairment charge recorded in our results of operations. No impairments were recorded in the years ended September 30, 2025, 2024 and 2023. However, we could have impairments in the future.
Unsuccessful implementation of business strategies to reduce costs, or unintended consequences of the implementation of such strategies, may adversely affect our business, financial condition, results of operations and cash flows.
Many of our costs, such as raw materials, packaging, freight and energy, are outside of our control. Therefore, we must seek to reduce costs in other areas, such as through operating efficiency. If we are not able to complete projects designed to reduce costs and increase operating efficiency on time or within budget, or if the implementation of these projects results in unintended consequences, such as business disruptions, distraction of management and employees or reduced productivity, our business, financial condition, results of operations and cash flows may be adversely impacted. In addition, if the cost-saving initiatives we have implemented, or any future cost-saving initiatives, do not generate the expected cost savings and synergies, our business, financial condition, results of operations and cash flows may be adversely affected.
We have incurred, and we will continue to incur, additional fees, costs and expenses to create and maintain the corporate infrastructure to operate as a public company, and we have and we will continue to experience increased ongoing costs and expenses in connection with being a public company.
Prior to our IPO, our business had historically used some of Post’s corporate infrastructure and services to support our business functions. The expenses related to establishing and maintaining this infrastructure had been spread across all of Post’s businesses and charged to us on a cost-allocation basis. The services historically provided to us by Post included, but were not limited to, finance, information technology, legal, human resources, quality, supply chain and purchasing functions. Following our IPO, we continued to receive some of these services pursuant to a master services agreement with Post, and in connection with the Spin-off, we, Post, Old BellRing and BellRing LLC entered into an amended and restated master services agreement, which was further amended in fiscal 2023. Under the amended and restated master services agreement, Post continues to provide certain of the above described services, and, in general, the services to be provided by Post will continue for the periods specified in the amended and restated master services agreement, but not past March 2026, subject to any subsequent extension or earlier termination as agreed to by the parties. There can be no assurance that all of the functions provided to us by Post under the amended and restated master services agreement will be successfully executed by Post or that we will not have to expend significant efforts or costs materially in excess of those estimated in the master services agreement. Any interruption in these services could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, upon termination of the amended and restated master services agreement, we will need to perform these functions ourselves or hire third parties to perform these functions on our behalf. There can be no assurance that the transition from Post to us of all of the functions provided to us by Post under the amended and restated master services agreement will be successfully executed. Specifically, effective internal control over financial reporting is necessary for us to provide reliable financial reports. If we fail to properly and efficiently transition and maintain effective internal control over financial reporting, we could fail to report our financial results accurately.
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
Certain of our officers and directors also serve as officers or directors of Post. Robert V. Vitale, who serves as Chairman of our Board of Directors, also serves as an officer and director of Post. Our officers and members of our Board of Directors have fiduciary duties to our stockholders. Likewise, any such persons who serve in similar capacities at Post have fiduciary duties to Post’s shareholders. Therefore, such persons may have conflicts of interest or the appearance of conflicts of interest with respect to matters involving or affecting us and Post. In addition, some of our officers or members of our Board of Directors may own equity or options to purchase equity in Post. Such ownership interests may create, or appear to create, conflicts of interest when the applicable individuals are faced with decisions that could have different implications for us and Post. The appearance of conflicts of interest created by such overlapping relationships also could impair the confidence of our investors.
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
The completion of the Spin-off by Post was conditioned on the receipt by Post of an opinion of a nationally recognized accounting firm or law firm (the “distribution tax counsel” and, together with BellRing tax counsel, “tax counsel”) to the effect that the Separation, together with certain contributions made by Post to us, should qualify as a tax-free “reorganization” within the meaning of Sections 368(a) and 355 of the Internal Revenue Code (the “Code”) and the Distribution should qualify as a tax-free distribution eligible for nonrecognition within the meaning of Sections 355 and 361 of the Code. The completion of the Spin-off was also conditioned on the receipt by us of an opinion of BellRing tax counsel to the effect that the merger of Merger Sub with and into Old BellRing qualified as a “reorganization” within the meaning of Section 368(a) of the Code or, alternatively, as a transaction qualifying for nonrecognition of gain and loss under Section 351 of the Code. An opinion of tax counsel is not binding on the U.S. Internal Revenue Service (the “IRS”). Accordingly, the IRS may reach conclusions with respect to the distribution that are different from the conclusions reached in the opinions, and any such differing conclusions may result in U.S. federal income tax liability. The opinions were based on certain factual statements and representations, which, if incomplete or untrue in any material respect, could alter tax counsel’s conclusions. We are not aware of any facts or circumstances that would cause any such factual statements or the opinion of tax counsel to be incomplete or untrue.
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
Our business is subject to a variety of laws and regulations administered by federal, state and local government authorities in the U.S., as well as government authorities outside of the U.S., including requirements related to food safety, quality, manufacturing, processing, storage, marketing, advertising, labeling, distribution, environmental and worker health and workplace safety. Our activities, both inside and outside of the U.S., are subject to extensive regulation. In the U.S., we are regulated by, and our activities are affected by, among other federal, state and local authorities and regulations, the FDA, the USDA, the Federal Trade Commission, the Occupational Safety and Health Administration and Proposition 65. In Europe, we are regulated by, among other authorities, the U.K.’s Food Standards Agency, Health and Safety Executive, Environment Agency, Environmental Health, the Information Commissioners Office and the Trading Standards Office and their equivalents in E.U. member states. We also are regulated by similar authorities elsewhere in the world where our products are distributed.
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
We are, or may become, party to various lawsuits and claims arising in the normal course of business, which may include lawsuits or claims relating to contracts, third-party contract manufacturers, intellectual property infringement, product recalls, product liability, false or deceptive advertising, employment matters, environmental matters or other aspects of our business. Lawsuits filed against food and beverage companies alleging deceptive advertising and labeling and those alleging noncompliance with food ingredient and packaging requirements continue to increase. In addition, actions we have taken or may take, or decisions we have made or may make, may result in legal claims or litigation against us. Negative publicity resulting from allegations made in lawsuits or claims asserted against us, whether or not valid, may adversely affect our reputation. In addition, we may be required to pay damage awards or settlements, become subject to injunctions or other equitable remedies, be required to modify our business processes, practices or products or be required to stop selling certain of our products. For instance, one of our operating subsidiaries, Premier Nutrition, LLC, is a defendant in several class action lawsuits related to its Joint Juice product, which it discontinued in the first quarter of fiscal 2023. At September 30, 2025, we had accrued $90.0 million related to these matters. In addition, intellectual property infringement litigation or claims could cause us to cease making, licensing or using products that incorporate the challenged intellectual property, require us to redesign or rebrand our products or packaging, if feasible, or require us to enter into royalty or licensing agreements in order to obtain the right to use a third party’s intellectual property. Any or all of these consequences could have a material adverse effect on our financial condition, results of operations and cash flows. The outcome of litigation is often difficult to predict, and the outcome of pending or future litigation may have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
We and our third-party contract manufacturers and other vendors and suppliers are subject to extensive federal, state, local and foreign laws and regulations relating to the protection of human health and the environment, including those limiting the discharge and release of pollutants into the environment and those regulating the transport, storage, disposal and remediation of, and exposure to, solid and hazardous wastes. Certain environmental laws and regulations can impose joint and several liability without regard to fault on responsible parties, including past and present owners and operators of sites, related to cleaning up sites at which hazardous materials were disposed of or released. Failure to comply with environmental laws and regulations could result in severe fines and penalties by governments or courts of law. In addition, future laws may more stringently regulate the emission of greenhouse gases, particularly carbon dioxide and methane.
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
Increasing scrutiny and evolving expectations and in some cases conflicting expectations from customers, suppliers, regulators, investors, and other stakeholders with respect to our environmental, social and governance (“ESG”) practices may impose additional costs on us or expose us to new or additional risks.
Companies are facing increasing scrutiny from regulators, investors, customers, suppliers and other stakeholders related to their ESG practices. Investor advocacy groups, investment funds and influential investors are increasingly focused on these practices. Also, customers and suppliers may impose ESG-related requirements as a condition to doing business with us. Our need to comply with new or more stringent ESG-related laws or regulations or ESG-related requirements of customers, suppliers, regulators or other third parties could increase our overall operational costs.
Failure to adapt to or comply with legal or regulatory requirements or investor or other stakeholder expectations and standards, or our failure to meet our own ESG-related targets or goals that we publish, could expose us to increased scrutiny from the investment community as well as governmental enforcement or private litigation. Similarly, our inability to meet any ESG-related conditions of customers or suppliers or other companies that we seek to do business with could have a material adverse impact on our ability to initiate or maintain business relationships with these parties. Any failure or perceived failure by us in this regard could have a material adverse effect on our reputation and on our business, financial condition, results of operations and cash flows.
In contrast to the legal, regulatory and stakeholder expectations described above, in recent years, a change in sentiment against certain ESG matters has also gained momentum across the United States at national, state and local levels, referred to by some as “anti-ESG” efforts, with several states and policymakers having proposed or enacted anti-ESG policies, legislation or initiatives. Anti-ESG policies, legislation, initiatives, litigation, legal decisions and scrutiny could result in investigations, litigation or enforcement actions against us by governments, regulators or private parties. Although we believe our ESG-related policies and practices are materially compliant with applicable laws, regulations, and orders, there can be no assurance that a governmental or private party will not challenge them. The assertion of claims and ensuing investigations, litigation, enforcement actions or other legal proceedings, regardless of their merit or outcome, could result in substantial cost to us, divert management’s time and attention from operations, damage our reputation and harm our business. However, efforts we might take to mitigate these risks could run contrary to conflicting expectations of other stakeholders as described above and similarly harm our reputation and business.
We make statements about our targets, goals and initiatives relating to ESG matters, including particularly climate change and sustainability, through our Impact Report, our other non-financial reports, information provided on our website and other communications. The forward-looking statements we make regarding climate change and sustainability reflect our plans and aspirations but are not guarantees that we will achieve them. These statements are based on estimates, assumptions and predictions and rely on data and analytics from third parties that we do not control and cannot independently. Pursuing these goals and initiatives involves risks and uncertainties and may require substantial investments. Our failure, or perceived failure, to accomplish or accurately track and report on our ESG goals, further our ESG initiatives, or adhere to our other public ESG-related statements could adversely affect our reputation, expose us to increased scrutiny from the investment community, and lead to governmental enforcement or private litigation, any of which could have a material adverse effect on our reputation and on our business, financial condition, or results of operations.
Standards for tracking and reporting ESG matters, particularly in regards to climate change and sustainability, continue to evolve. Our use of disclosure frameworks and standards, and the interpretation or application of those frameworks and standards, may change from time to time or differ from those of others. This may result in a lack of consistent or meaningful comparative data from period to period or between us and other companies in the same industry. In addition, our processes and controls may not comply with evolving standards for identifying, measuring and reporting ESG metrics, including ESG-related disclosures that may be required by regulators, and such standards may change over time, which could result in significant revisions to our current goals, reported progress in achieving such goals, or ability to achieve such goals in the future. Lastly, our reported climate and sustainability metrics are developed with the assistance of third parties in part based on their proprietary analytics of our business, which we cannot independently verify. Any failure or perceived failure by us to accurately report ESG-related metrics or targets, whether legally mandated or voluntarily disclosed, could have a material adverse effect on our reputation and on our business, financial condition, or results of operations.
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
Provisions contained in our certificate of incorporation and bylaws and provisions of the General Corporation Law of the State of Delaware (the “DGCL”) could delay or prevent a third party from entering into a strategic transaction with us, as applicable, even if such transaction would benefit our stockholders. For example, our certificate of incorporation and bylaws:
•until our 2027 annual meeting, at which time the classification of our Board of Directors will sunset, divide the members of the Board of Directors into three classes with staggered three-year terms, which may delay or prevent a change of our management or a change on control;

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
Inflationary pressures and shortages in the labor market have increased, and could continue to increase, our labor costs, which could negatively impact our profitability. With approximately 530 employees as of November 1, 2025, our profitability may be substantially affected by costs of medical and other health and welfare benefits for these employees. Although we try to control these costs, they can vary because of changes in healthcare laws and claims experience, which have the potential to increase the cost of providing medical and other employee health and welfare benefits. Any substantial increase could negatively affect our profitability.
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
The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation to meet the detailed standards under the rules. During the course of its testing, our management may identify material weaknesses or significant deficiencies which may not be remedied in time to meet the deadlines imposed by SOX and SEC rules. If our management cannot favorably assess the effectiveness of our internal control over financial reporting or our independent registered public accounting firm identifies material weaknesses in our internal controls, investor confidence in our financial results may weaken and the price of our common stock may suffer. In addition, in the event we do not maintain effective internal control over financial reporting, we might fail to timely prevent or detect potential financial misstatements. As of September 30, 2025, management determined that our internal control over financial reporting was effective.
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
ITEM 2.    PROPERTIES
We lease our principal executive offices in St. Louis, Missouri. Our other administrative offices, as well as the warehousing, distribution and research and development facilities of our principal operations, are described below. While our products are primarily manufactured by third-party contract manufacturers, we also own one manufacturing facility. For additional information regarding our third-party manufacturing network, see “Business - Supply Chain” in Item 1 of this report.
We lease research and development facilities and administrative offices in Emeryville, California. We also lease administrative offices in Dallas, Texas; Rogers, Arkansas; Munich, Germany and Worb, Switzerland. Through third-party logistics firms, we lease warehouse space in Tagelswangen, Switzerland and a distribution center with warehouse space in Kleve, Germany. We also manufacture protein and energy bars and gels and conduct research and development through an owned facility in Voerde, Germany. Management believes our facilities generally are in good operating condition. In conjunction with our arrangements with third-party contract manufacturers, management believes, taken as a whole, our facilities generally are suitable, adequate and of sufficient capacity for our current operations. See “Risk Factors” included in Item 1A of this report for more information about our supply chain and related risks.
ITEM 3.    LEGAL PROCEEDINGS
The information required under this Item 3 is set forth in Note 14 within “Notes to Consolidated Financial Statements” included in Item 8 of this report and is incorporated herein by this reference. For disclosure of environmental proceedings with a governmental entity as a party pursuant to Item 103(c)(3)(iii) of Regulation S-K, the Company has elected to disclose matters where the Company reasonably believes such proceeding would result in monetary sanctions, exclusive of interest and costs, of $1.0 million or more. Applying this threshold, there are no such environmental proceedings pending as of the filing date of this report or that were resolved during the three months ended September 30, 2025.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for Common Stock
Our common stock is traded on the New York Stock Exchange (the “NYSE”) under the trading symbol “BRBR.” There were approximately 3,263 stockholders of record on November 11, 2025.
Dividends
We may not pay cash dividends on our common stock for the foreseeable future. Any future determination to pay dividends, and the amount and timing of any such payment, will be at the discretion of our Board of Directors and subject to, among other things, our compliance with applicable law, and depending on, among other things, our results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in our debt agreements, business prospects, our cash flow and liquidity position and other factors that our Board of Directors may deem relevant.
Issuer Purchases of Equity Securities
The following table sets forth information with respect to repurchases of shares of our common stock during the three months ended September 30, 2025 and our common stock repurchase authorization.

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (b)
July 1, 2025 - July 31, 2025	—	$—	—	$197,039,286
August 1, 2025 - August 31, 2025	3,082,892	$40.02	3,082,892	$73,654,768
September 1, 2025 - September 30, 2025	2,083,438	$40.08	2,083,438	$316,503,311
Total	5,166,330	$40.04	5,166,330	$316,503,311
(a)Does not include broker’s commissions or accrued excise tax.
(b)On March 6, 2025, the Company’s Board of Directors approved a $300,000,000 repurchase authorization with respect to shares of the Company’s common stock (the “Prior Authorization”). The Prior Authorization was effective on March 6, 2025 and was cancelled effective August 29, 2025. On September 2, 2025, the Company’s Board of Directors approved a new $400,000,000 repurchase authorization with respect to shares of the Company’s common stock (the “New Authorization”). The New Authorization was effective on September 2, 2025 and has an expiration date of September 2, 2027. Repurchases may be made from time to time in the open market, private purchases, through forward, derivative, accelerated repurchase or automatic purchase transactions, or otherwise.

Performance Graph
The following performance graph compares the changes, for the period indicated, in the cumulative total value of $100 hypothetically invested in each of (i) our publicly traded common stock; (ii) the Russell 1000 index; and (iii) the S&P 1500 Packaged Foods & Meats Index.
The graph covers the period from September 30, 2020 through September 30, 2025.

COMPARISON OF CUMULATIVE TOTAL RETURN *
Among BellRing Brands, Inc., the Russell 1000 Index and the S&P 1500 Packaged Foods & Meats Index

$400.00
$300.00
$200.00
$100.00
$—
Sep 30, 2020
Sep 30, 2021
Sep 30, 2022
Sep 29, 2023
Sep 30, 2024
Sep 30, 2025
BellRing Brands, Inc.
Russell 1000 Index
S&P 1500 Packaged Foods & Meats Index

* $100 invested on September 30, 2020 in stock or index. Our publicly traded common stock includes our Class A common stock, $0.01 par value per share prior to March 10, 2022 and our BellRing common stock, $0.01 par value per share subsequent to March 10, 2022. On March 10, 2022, each share of the Class A common stock was converted into one share of BellRing common stock plus $2.97 in cash in connection with Post Holdings, Inc.’s distribution of our common stock to its shareholders in a spin-off transaction The cumulative total return of our publicly traded common stock includes the reinvestment of the $2.97 cash payment.
Performance Graph Data

	BellRing Brands, Inc. ($)	Russell 1000 Index ($)	S&P 1500 Packaged Foods & Meats Index ($)
9/30/2020	100.00	100.00	100.00
9/30/2021	148.26	130.95	105.62
9/30/2022	110.80	108.39	111.28
9/29/2023	221.66	131.34	113.94
9/30/2024	326.44	178.18	126.32
9/30/2025	195.42	209.76	107.00
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
The following should be read in conjunction with the discussion and analysis of our fiscal 2024 results compared to our fiscal 2023 results, including any related discussion of fiscal 2023 results and activity, which can be found in Item 7 under the title “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended September 30, 2024, and such discussion and analysis is incorporated by reference herein.
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
Industry & Company Trends
The success of companies in the convenient nutrition category is driven by how well such companies can grow, develop and differentiate their brands. We expect the convergence of several factors to support the continued growth of the convenient nutrition category, including:
•consumers’ increasingly dedicated pursuit of active lifestyles and growing interest in nutrition and wellness (including the use of GLP-1 medication);
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
Market Trends
During fiscal 2024, inflationary pressures on protein costs eased while other costs, such as packaging and manufacturing, faced inflationary pressures. During fiscal 2025, input costs, including raw material, packaging and manufacturing costs, have faced inflationary pressures. In addition, we anticipate that announced tariffs, and any potential future modifications or incremental tariffs, could increase supply chain challenges, commodity cost volatility and consumer and economic uncertainty due to rapid changes in global trade policies. We expect these trends to have a materially adverse impact on our results of operations if we are unable to mitigate the impact on our business.
For additional discussion, refer to “Liquidity and Capital Resources” within this section, as well as “Cautionary Statement on Forward-Looking Statements” on page 1 of this report and “Risk Factors” in Part I of this report.

Items Affecting Comparability
During the years ended September 30, 2025 and 2024, net sales and/or operating profit were impacted by the following items:
•accelerated amortization of $17.4 million for the year ended September 30, 2024 related to the discontinuance of the PowerBar business in North America; and
•provision for legal matters of $69.0 million for the year ended September 30, 2025. For additional information, refer to Note 14 within “Notes to Consolidated Financial Statements” in Item 8 of this report.
For further discussion, refer to “Results of Operations” below.
RESULTS OF OPERATIONS

	Year Ended September 30,		Change in
dollars in millions	2025	2024	$	%
Net Sales	$2,316.6	$1,996.2	$320.4	16%

Operating Profit	$357.4	$387.7	$(30.3)	(8)%
Interest expense, net	68.4	58.3	10.1	17%
Income tax expense	72.8	82.9	(10.1)	(12)%
Net Earnings	$216.2	$246.5	$(30.3)	(12)%
Net Sales
Net sales increased $320.4 million, or 16%, during the year ended September 30, 2025 compared to the prior year. Sales of Premier Protein products were up $286.3 million, or 17%, driven by 15% higher volumes primarily due to distribution gains and incremental promotional activity. Average net selling prices increased due to targeted price increases, partially offset by incremental promotional activity. Sales of Dymatize products were up $32.8 million, or 13%, driven by 23% higher volumes primarily due to higher international volumes. Average net selling prices decreased due to unfavorable product mix. Sales of all other products were up $1.3 million.
Operating Profit
Operating profit decreased $30.3 million, or 8%, during the year ended September 30, 2025 compared to the prior year. This decrease was primarily driven by a provision for legal matters of $69.0 million in the current year, higher net product costs of $72.1 million (driven by higher raw material and manufacturing costs, partially offset by lower freight costs), increased advertising expense of $13.9 million and higher warehousing and distribution costs of $12.0 million. These negative impacts were partially offset by higher net sales, as previously discussed, and accelerated amortization of $17.4 million recorded in the prior year related to the discontinuance of the PowerBar business in North America.
Interest Expense, Net
Interest expense, net increased $10.1 million during the year ended September 30, 2025 compared to the prior year primarily due to higher outstanding borrowings under our Revolving Credit Facility (as defined in “Liquidity and Capital Resources” within this section). As a result, the weighted-average interest rate on our total outstanding debt increased to 7.1% for the year ended September 30, 2025 from 7.0% for the year ended September 30, 2024. See Note 13 within “Notes to Consolidated Financial Statements” for additional information on our debt.

Income Tax Expense
Our effective income tax rate was 25.2% for both fiscal 2025 and 2024. The following table presents the reconciliation of income tax expense with amounts computed at the United States (“U.S.”) federal statutory tax rate.

	Year Ended September 30,
dollars in millions	2025	2024
Computed tax at federal statutory rate (21%)	$60.7	$69.2
State income taxes, net of effect on federal tax	12.6	13.5
Non-deductible compensation	5.6	3.2
Other, net (none in excess of 5% of computed tax)	(6.1)	(3.0)
Income tax expense	$72.8	$82.9
LIQUIDITY AND CAPITAL RESOURCES
On March 10, 2022, we entered into a credit agreement (as amended, the “Credit Agreement”), which provided for a revolving credit facility in an aggregate principal amount of $250.0 million (the “Revolving Credit Facility”). On August 22, 2025, we entered into a First Amendment to the Credit Agreement (the “Amendment”) which, among other matters, (i) increased the aggregate principal amount available under the Revolving Credit Facility to $500.0 million, (ii) extended the maturity date of the Revolving Credit Facility to August 22, 2030 provided that if on December 14, 2029, our 7.00% Senior Notes maturing in March 2030 have not been redeemed in full in cash or refinanced and replaced in full with notes and/or loans maturing at least 91 days after August 22, 2030, then the maturity date of the Revolving Credit Facility will be December 14, 2029, (iii) reduced the interest rate on borrowings under the Revolving Credit Facility and (iv) broadened certain exceptions to covenants contained in the Credit Agreement that would otherwise restrict certain activities by us, such as repurchases of our common stock. We incurred $2.1 million of financing fees in connection with the Amendment, which were deferred and are being amortized to interest expense over the term of the Revolving Credit Facility.
Letters of credit are available under the Revolving Credit Facility in an aggregate amount of up to $20.0 million. The Credit Agreement provides for potential incremental revolving and term facilities at the Company’s request and at the discretion of the lenders or other persons providing such incremental facilities, in each case on terms to be determined, and also permits the Company to incur other secured or unsecured debt, in all cases subject to conditions and limitations specified in the Credit Agreement.
During the years ended September 30, 2025 and 2024, we borrowed $700.0 million and zero, respectively, and repaid $450.0 million and $25.0 million, respectively, under the Revolving Credit Facility. As of September 30, 2025, we had $247.6 million of available borrowing capacity and $2.4 million letters of credit outstanding under the Revolving Credit Facility.
During the years ended September 30, 2025 and 2024, we repurchased 9.0 million and 2.6 million shares, respectively, of our common stock at an average share price of $52.62 and $56.12 per share, respectively, and at a total cost, including accrued excise tax and broker’s commissions, of $476.6 million and $148.0 million, respectively.
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
Short-term financing needs primarily consist of working capital requirements, interest payments on our 7.00% senior notes maturing in March 2030 (the “7.00% Senior Notes”) and on outstanding borrowings under our Revolving Credit Facility and payments on our provision for legal matters. Long-term financing needs include the repayment of our 7.00% Senior Notes and outstanding borrowings under our Revolving Credit Facility. Additional long-term financing needs will depend largely on potential growth opportunities, including acquisition activity and other strategic transactions. Our asset-light business model requires modest capital expenditures, with annual capital expenditures over the last three fiscal years averaging less than 1% of net sales. No significant capital expenditures are planned for fiscal 2026. Additionally, we may continue to repurchase shares of our common stock. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
Cash Requirements
Our cash requirements under our various contractual obligations and commitments include:
•Debt Obligations and Interest Payments — See Note 13 within “Notes to Consolidated Financial Statements” for additional information on our debt and the timing of expected future principal and interest payments.
•Operating Leases — See Note 10 within “Notes to Consolidated Financial Statements” for additional information on our operating leases and the timing of expected future payments.
•Purchase Obligations — Purchase obligations are legally binding agreements to purchase goods, services or equipment that specify all significant terms, including: fixed or minimum quantities to be purchased and/or penalties imposed for failing to meet contracted minimum purchase quantities (such as “take-or-pay” contracts); fixed, minimum or variable price provisions; and the approximate timing of the transaction. As of September 30, 2025, we had total purchase commitments of $1,362.9 million (with $602.7 million due in fiscal 2026) which extend through fiscal 2033.
•Provision for Legal Matters — See Note 14 within “Notes to Consolidated Financial Statements” for additional information on our provision for legal matters, which is expected to be paid in fiscal 2026.
•Other Liabilities — Other liabilities include obligations associated with certain employee benefit programs, unrecognized tax benefits and various other long-term liabilities, all of which have some inherent uncertainty as to the amount and timing of payments and were reflected on our Consolidated Balance Sheets as of September 30, 2025.
The following table presents select cash flow data, which is discussed below.

	Year Ended September 30,
dollars in millions	2025	2024
Cash provided by (used in):
Operating activities	$260.6	$199.6
Investing activities	(4.7)	(1.8)
Financing activities	(238.3)	(175.1)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	0.4	—
Net increase in cash, cash equivalents and restricted cash	$18.0	$22.7
Operating Activities
Cash provided by operating activities for the year ended September 30, 2025 increased $61.0 million compared to the prior year. This increase was primarily driven by fluctuations in the timing of collections of trade receivables, smaller inventory cash outflows in the current year (driven by increased production in the prior year) and decreased tax payments (net of refunds) of $4.1 million, partially offset by increased interest payments of $8.7 million.
Investing Activities
Cash used in investing activities for the year ended September 30, 2025 increased $2.9 million compared to the prior year resulting from an increase in capital expenditures.
Financing Activities
Cash used in financing activities for the year ended September 30, 2025 increased $63.2 million compared to the prior year, driven by higher payments of $328.3 million, including excise tax payments and broker’s commissions, for the repurchase of our common stock, higher repayments of $425.0 million under the Revolving Credit Facility and higher tax withholding payments related to stock compensation plans of $8.0 million. These cash outflows were partially offset by higher borrowings of $700.0 million under the Revolving Credit Facility.
Debt Covenants
The Credit Agreement contains affirmative and negative covenants applicable to us and our restricted subsidiaries customary for agreements of this type, including delivery of financial and other information; compliance with laws;

maintenance of property, existence, insurance, and books and records; providing for inspection rights; obligation to provide collateral and guarantees by certain new subsidiaries; delivery of environmental reports; participation in an annual meeting with the agent and the lenders; further assurances; and limitations with respect to indebtedness, liens, fundamental changes, restrictive agreements, use of proceeds, amendments of organization documents, prepayments and amendments of certain indebtedness, dispositions of assets, acquisitions and other investments, sale leaseback transactions, changes in the nature of business, transactions with affiliates and dividends and redemptions or repurchases of stock. Under the terms of the Credit Agreement, we are also required to comply with a financial covenant requiring us to maintain a total net leverage ratio (as defined in the Credit Agreement) not to exceed 6.00:1.00, measured as of the last day of each fiscal quarter. We were in compliance with the financial covenant as of September 30, 2025, and we do not believe non-compliance is reasonably likely in the foreseeable future.
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
CURRENCY
Certain sales and costs of our foreign operations are denominated in Euros and Canadian Dollars (“CAD”). Consequently, profits from these operations are impacted by fluctuations in the value of this currency relative to the U.S. Dollar. We incur gains and losses within our stockholders’ equity due to the translation of our financial statements from foreign currencies into U.S. Dollars and our income statement trends may be impacted by such translation of the income statements of our foreign operations. The exchange rates used to translate our foreign sales into U.S. Dollars positively affected net sales by less than 1% during the year ended September 30, 2025, and did not have a material impact on our operating profit or net earnings during the year ended September 30, 2025.
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
Commodity Price Risk
In the ordinary course of business, the Company is exposed to commodity price risks relating to the purchases of raw materials. The Company may use futures contracts and options to manage certain of these exposures when it is practical to do so. A hypothetical 10% adverse change in the market price of the Company’s principal hedged commodities, non-fat dry milk, would have changed the fair value of the Company’s commodity-related derivatives portfolio by approximately $1 million as of September 30, 2025 and less than $1 million as of September 30, 2024. This volatility analysis ignores changes in the exposures inherent in the underlying hedged transactions. Because the Company does not hold or trade derivatives for speculation or profit, all changes in derivative values are effectively offset by corresponding changes in the underlying commodity exposures.
For additional information regarding the Company’s commodity contracts, see Note 11 within “Notes to Consolidated Financial Statements.”
Foreign Currency Risk
Related to Active Nutrition International GmbH, whose functional currency is the Euro, the Company is exposed to risks of fluctuations in future cash flows and earnings due to changes in foreign currency exchange rates. Related to the Premier Nutrition Company, LLC, a subsidiary of the Company whose functional currency is the U.S. Dollar, the Company is exposed to foreign currency transactional risk as it sells to certain customers in CAD. The foreign currency balance sheet exposures as a result of these CAD transactions are not expected to result in a significant impact on future earnings or cash flows.
Interest Rate Risk
As of both September 30, 2025 and 2024, the Company had outstanding principal value indebtedness of $840.0 million related to its 7.00% Senior Notes. Additionally, the Company had an aggregate principal amount of $250.0 million outstanding under its Revolving Credit Facility as of September 30, 2025 and no amounts outstanding under its Revolving Credit Facility as of September 30, 2024. Borrowings under the Revolving Credit Facility bore interest at a variable interest rate of 6.14% as of September 30, 2025.
As of September 30, 2025 and 2024, the fair value of the Company’s debt, excluding any borrowings under its Revolving Credit Facility, was $869.0 million and $880.6 million, respectively. Changes in interest rates impact fixed and variable rate debt differently. For fixed rate debt, a change in interest rates will only impact the fair value of the debt, whereas a change in the interest rates on variable rate debt will impact interest expense and cash flows. A hypothetical 10% change in interest rates would have changed the fair value of the fixed rate debt by approximately $5 million and $7 million as of September 30, 2025 and 2024, respectively. A hypothetical 10% change in interest rates would have had an immaterial impact on both interest expense and interest paid on variable rate debt during the years ended September 30, 2025 and 2024. For additional information regarding the Company’s debt, see Note 13 within “Notes to Consolidated Financial Statements.”

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of BellRing Brands, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of BellRing Brands, Inc. and its subsidiaries (the “Company”) as of September 30, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income, of stockholders' deficit and of cash flows for each of the three years in the period ended September 30, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Receivables, net - Allowance for Trade Promotions
As described in Note 2 to the consolidated financial statements, many of the Company's contracts with customers include some form of variable or fixed consideration. The most common forms of variable and fixed consideration are trade promotions, rebates and discount programs. These programs resulted in an allowance for trade promotions of $48.6 million which is reflected as a reduction of Receivables, net as of September 30, 2025. Variable consideration is treated as a reduction of revenue at the time product revenue is recognized. Methodologies for determining these provisions are dependent on specific customer pricing and promotional practices, which range from contractually fixed percentage price reductions to reimbursement based on actual occurrence or performance. The Company reviews and updates estimates of variable consideration each period. Uncertainties related to the estimates of variable consideration are resolved in a short time frame and do not require any additional constraint on variable consideration. The principal consideration for our determination that performing procedures relating to receivables, net - allowance for trade promotions is a critical audit matter is the matter involved significant audit effort in performing procedures related to management’s allowance for trade promotions.
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
November 18, 2025

We have served as the Company's auditor since 2019.

BELLRING BRANDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Year Ended September 30,
	2025	2024	2023
Net Sales	$2,316.6	$1,996.2	$1,666.8
Cost of goods sold	1,546.2	1,288.9	1,136.6
Gross Profit	770.4	707.3	530.2
Selling, general and administrative expenses	396.0	284.6	216.3
Amortization of intangible assets	17.0	35.0	26.6
Operating Profit	357.4	387.7	287.3
Interest expense, net	68.4	58.3	66.9
Earnings before Income Taxes	289.0	329.4	220.4
Income tax expense	72.8	82.9	54.9
Net Earnings	$216.2	$246.5	$165.5

Earnings per Common Share:
Basic	$1.70	$1.89	$1.24
Diluted	$1.68	$1.86	$1.23

Weighted-Average Common Shares Outstanding:
Basic	126.9	130.3	133.0
Diluted	128.5	132.3	134.1
 See accompanying Notes to Consolidated Financial Statements.

BELLRING BRANDS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended September 30,
	2025	2024	2023
Net Earnings	$216.2	$246.5	$165.5
Unrealized foreign currency translation adjustments	1.0	1.1	1.2
Other Comprehensive Income	1.0	1.1	1.2
Total Comprehensive Income	$217.2	$247.6	$166.7
See accompanying Notes to Consolidated Financial Statements.

BELLRING BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except par value)

	September 30,
	2025	2024
ASSETS
Current Assets
Cash and cash equivalents	$71.8	$70.8
Restricted cash	17.3	0.3
Receivables, net	223.4	220.4
Inventories	330.4	286.1
Prepaid expenses and other current assets	22.6	15.1
Total Current Assets	665.5	592.7
Property, net	19.0	9.2
Goodwill	65.9	65.9
Intangible assets, net	125.0	141.8
Deferred income taxes	32.4	12.9
Other assets	33.2	14.5
Total Assets	$941.0	$837.0

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$119.5	$121.0
Other current liabilities	163.3	82.7
Total Current Liabilities	282.8	203.7
Long-term debt	1,084.3	833.1
Deferred income taxes	0.4	0.4
Other liabilities	27.4	5.7
Total Liabilities	1,394.9	1,042.9
Commitments and Contingencies (See Note 14)
Stockholders’ Deficit
Preferred stock, $0.01 par value; 50.0 shares authorized, zero shares issued and outstanding in each year	—	—
Common stock; $0.01 par value; 500.0 shares authorized; 120.8 and 128.8 shares outstanding, respectively	1.4	1.4
Additional paid-in capital	48.7	37.3
Retained earnings	272.6	56.4
Accumulated other comprehensive loss	(1.0)	(2.0)
Treasury stock, at cost, 16.9 and 7.9 shares, respectively	(775.6)	(299.0)
Total Stockholders’ Deficit	(453.9)	(205.9)
Total Liabilities and Stockholders’ Deficit	$941.0	$837.0
See accompanying Notes to Consolidated Financial Statements.

BELLRING BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended September 30,
	2025	2024	2023
Cash Flows from Operating Activities
Net earnings	$216.2	$246.5	$165.5
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	18.6	36.5	28.3
Non-cash stock-based compensation expense	22.1	21.0	14.2
Deferred income taxes	(20.4)	(8.7)	(6.0)
Other, net	0.7	1.9	1.2
Other changes in operating assets and liabilities:
(Increase) decrease in receivables	(1.3)	(51.6)	5.5
(Increase) decrease in inventories	(43.1)	(90.9)	6.4
Increase in prepaid expenses and other current assets	(2.3)	(1.7)	(0.8)
Decrease (increase) in other assets	0.4	(2.5)	(1.8)
Increase in accounts payable and other current liabilities	69.6	49.2	3.1
Increase (decrease) in non-current liabilities	0.1	(0.1)	—
Net Cash Provided by Operating Activities	260.6	199.6	215.6

Cash Flows from Investing Activities
Additions to property	(4.7)	(1.8)	(1.8)
Net Cash Used in Investing Activities	(4.7)	(1.8)	(1.8)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	700.0	—	115.0
Repayments of long-term debt	(450.0)	(25.0)	(189.0)
Purchases of treasury stock	(474.9)	(146.6)	(125.5)
Payments of deferred financing fees	(2.1)	—	—
Tax withholding payments related to stock compensation plans	(11.5)	(3.5)	(2.2)
Other, net	0.2	—	—
Net Cash Used in Financing Activities	(238.3)	(175.1)	(201.7)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	0.4	—	0.5
Net Increase in Cash, Cash Equivalents and Restricted Cash	18.0	22.7	12.6
Cash, Cash Equivalents and Restricted Cash, Beginning of Year	71.1	48.4	35.8
Cash, Cash Equivalents and Restricted Cash, End of Year	$89.1	$71.1	$48.4
    See accompanying Notes to Consolidated Financial Statements.

BELLRING BRANDS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(in millions)

	As of and for the Year Ended September 30,
	2025	2024	2023
Preferred Stock
Beginning and end of year	$—	$—	$—
Common Stock
Beginning and end of year	1.4	1.4	1.4
Additional Paid-in Capital
Beginning of year	37.3	19.3	7.0
Activity under stock and deferred compensation plans	(10.7)	(3.0)	(1.9)
Non-cash stock-based compensation expense	22.1	21.0	14.2
End of year	48.7	37.3	19.3
Retained Earnings (Accumulated Deficit)
Beginning of year	56.4	(190.1)	(355.6)
Net earnings	216.2	246.5	165.5
End of year	272.6	56.4	(190.1)
Accumulated Other Comprehensive Loss
Beginning of year	(2.0)	(3.1)	(4.3)
Foreign currency translation adjustments	1.0	1.1	1.2
End of year	(1.0)	(2.0)	(3.1)
Treasury Stock
Beginning of year	(299.0)	(151.0)	(24.7)
Purchases of treasury stock	(476.6)	(148.0)	(126.3)
End of year	(775.6)	(299.0)	(151.0)
Total Stockholders’ Deficit	$(453.9)	$(205.9)	$(323.5)

Preferred Stock, shares
Beginning and end of year	—	—	—
Common Stock, shares
Beginning of year	128.8	131.2	135.3
Activity under stock and deferred compensation plans	1.0	0.2	0.1
Purchases of treasury stock	(9.0)	(2.6)	(4.2)
End of year	120.8	128.8	131.2
See accompanying Notes to Consolidated Financial Statements.

BELLRING BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share information or where indicated otherwise)
NOTE 1 — BACKGROUND
BellRing Brands, Inc. is a consumer products holding company operating in the global convenient nutrition category and is a provider of ready-to-drink (“RTD”) protein shakes and powders. The Company’s principal products are protein-based consumer goods and its primary brands are Premier Protein and Dymatize.
Unless otherwise stated or the context otherwise indicates, all references in these financial statements and notes to “BellRing,” the “Company,” “us,” “our” or “we” mean BellRing Brands, Inc. and its consolidated subsidiaries.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation — These consolidated financial statements include the operations of BellRing and its subsidiaries. All intercompany balances and transactions have been eliminated. Certain reclassifications have been made to previously reported financial information to conform to the current year presentation.
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
Cash Equivalents — Cash equivalents include all highly liquid investments with original maturities of less than three months. At September 30, 2025 and 2024, the Company had $71.8 and $70.8, respectively, in available cash, of which 9.5% and 2.5%, respectively, was outside of the United States (“U.S.”). The Company’s intention is to reinvest these funds indefinitely.
Restricted Cash — Restricted cash includes cash deposits which primarily serve as collateral for certain of the Company’s commodity hedging contracts.
Receivables — Receivables are reported at net realizable value. This value includes appropriate allowances for credit losses, cash discounts and other amounts which the Company does not ultimately expect to collect. To calculate the allowance for credit losses, the Company estimates uncollectible amounts based on a review of past due balances, historical loss information and an evaluation of customer accounts for potential future losses. A receivable is considered past due if payments have not been received within the agreed upon invoice terms. Receivables are written off against the allowance when deemed to be uncollectible based upon the Company’s evaluation of the customer’s solvency. As of September 30, 2025 and 2024, the Company did not have off-balance sheet credit exposure related to its customers.
Inventories — Inventories are generally valued at the lower of cost (determined on a first-in, first-out basis) or net realizable value. Reported amounts have been reduced by an allowance for obsolete product and packaging materials based on a review of inventories on hand compared to estimated future usage and sales.
Property — Property is recorded at cost, and depreciation expense is generally provided on a straight-line basis over the estimated useful life of the property. Estimated useful lives range from 3 to 10 years for machinery and equipment; 1 to 33 years for buildings, building improvements and leasehold improvements; and 1 to 5 years for software. Total depreciation expense was $1.6, $1.5 and $1.7 in fiscal 2025, 2024 and 2023, respectively. Any gains and losses incurred on the sale or disposal of assets would be included in other operating income/expense in the statement of operations. Ordinary repair and maintenance costs are accounted for under the direct expensing method. Property consisted of:

	September 30,
	2025	2024
Land and land improvements	$0.8	$0.8
Buildings and leasehold improvements	5.5	4.5
Machinery and equipment	15.5	14.3
Software	1.4	1.2
Construction in progress	10.0	0.6
	33.2	21.4
Accumulated depreciation	(14.2)	(12.2)
Property, net	$19.0	$9.2
As of both September 30, 2025 and 2024, the majority of the Company’s tangible long-lived assets were located in Europe and had a net carrying value of $13.5 and $8.1, respectively; the remainder were located in the U.S.
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
The Company has two reporting units, which have been identified at a level below the operating segment level; however, only one reporting unit had a goodwill balance as of September 30, 2025, 2024 and 2023. In fiscal 2025, 2024 and 2023, the Company performed a qualitative impairment test and determined there were no indicators, including adverse trends in the business, that would indicate it was more likely than not that the fair value of the reporting unit was less than its carrying amount. The Company last performed a quantitative impairment test in fiscal 2019. The Company did not record a goodwill impairment charge during the years ended September 30, 2025, 2024 or 2023, as the reporting unit with goodwill passed the qualitative impairment test.
The components of “Goodwill” on the Consolidated Balance Sheets at both the beginning and end of the years ended September 30, 2025 and 2024 are presented in the following table.

Goodwill, gross	$180.7
Accumulated impairment losses	(114.8)
Goodwill	$65.9

Intangible Assets — Intangible assets consist primarily of definite-lived customer relationships, trademarks and brands. Amortization expense related to definite-lived intangible assets, which is provided on a straight-line basis (as it approximates the economic benefit) over the estimated useful lives of the assets, was $17.0, $35.0 and $26.6 in fiscal 2025, 2024 and 2023, respectively. For the definite-lived intangible assets recorded as of September 30, 2025, amortization expense is expected to be $17.0 per year for fiscal 2026 through fiscal 2030. Intangible assets consisted of:

	September 30, 2025			September 30, 2024
	Carrying Amount	Accumulated Amortization	Net Amount	Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	$160.8	$(103.4)	$57.4	$160.7	$(94.6)	$66.1
Trademarks and brands	164.5	(96.9)	67.6	164.4	(88.7)	75.7
Other intangible assets	3.1	(3.1)	—	3.1	(3.1)	—
Intangible assets, net	$328.4	$(203.4)	$125.0	$328.2	$(186.4)	$141.8
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
Recoverability of Assets — The Company continually evaluates whether events or circumstances have occurred which might impair the recoverability of the carrying value of its assets, including property, identifiable intangibles, goodwill and right-of-use (“ROU”) assets. Definite-lived assets (groups) are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of an asset (group) may not be recoverable or the estimated useful life is no longer appropriate. The Company groups assets at the lowest level for which cash flows are separately identifiable. If circumstances require that a definite-lived asset (group) be tested for possible impairment, the Company will compare the undiscounted cash flows expected to be generated by the asset (group) to the carrying amount of the asset (group). If the carrying amount of the asset (group) is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount of the asset (group) exceeds its fair value. There were no impairments recorded on the Company’s definite-lived assets (groups) in fiscal 2025, 2024 or 2023.
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
The Company does not have any derivatives currently designated as hedging instruments under Accounting Standards Codification (“ASC”) Topic 815, “Derivatives and Hedging.” The derivatives currently held by the Company are considered natural hedging instruments, where changes in their fair values act as economic offsets to changes in fair values of the underlying hedged items and are not designated for hedge accounting. Changes in the fair value of derivatives currently held by the Company are recognized immediately in the Consolidated Statements of Operations and any associated cash flows are classified in the same category on the Consolidated Statements of Cash Flows on a basis consistent with the nature of the instruments.
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
Many of the Company’s contracts with customers include some form of variable or fixed consideration. The most common forms of variable and fixed consideration are trade promotions, rebates and discount programs. As of September 30, 2025 and 2024, these programs resulted in an allowance for trade promotions of $48.6 and $38.8, respectively, which were recorded as a reduction of “Receivables, net” on the Consolidated Balance Sheets. Variable consideration is treated as a reduction of revenue at the time product revenue is recognized. Methodologies for determining these provisions are dependent on specific customer pricing and promotional practices, which range from contractually fixed percentage price reductions to reimbursement based on actual occurrence or performance. The Company does not believe that there will be significant changes to its estimates of variable consideration when any uncertainties are resolved with customers. The Company reviews and updates estimates of variable consideration each period. Uncertainties related to the estimates of variable consideration are resolved in a short time frame and do not require any additional constraint on variable consideration. The majority of trade promotions are redeemed in the form of invoice credits against trade receivables.
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
Cost of Goods Sold — Cost of goods sold includes, among other things, inbound and outbound freight costs and depreciation expense related to assets used in production, while storage and other warehousing costs are included in “Selling, general and administrative expenses” in the Consolidated Statements of Operations. Storage and other warehousing costs totaled $37.3, $25.3 and $20.1 in fiscal 2025, 2024 and 2023, respectively.
Advertising — Advertising costs are expensed as incurred, except for costs of producing media advertising such as television commercials or magazine and online advertisements, which are deferred until the first time the advertising takes place and amortized over the period the advertising runs. These amounts were reported within “Prepaid expenses and other current assets” on the Consolidated Balance Sheets and were immaterial as of both September 30, 2025 and 2024.
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
Recently Issued
In September 2025, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2025-06, “Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software.” This ASU is effective for fiscal years beginning after December 15, 2027 (i.e., the Company’s annual financial statements for the year ended September 30, 2029), with early adoption permitted. This ASU can be adopted either (i) prospectively, (ii) using a modified transition approach or (iii) retrospectively. The Company is currently evaluating the impact of this standard.
In November 2024, the FASB issued ASU 2024-03, “Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” This ASU is effective for fiscal years beginning after December 15, 2026 (i.e., the Company’s annual financial statements for the year ended September 30, 2028) and for interim periods within fiscal years beginning after December 15, 2027 (i.e., the Company’s interim financial statements for the three months ended December 31, 2028), with early adoption permitted. This ASU can be adopted either (i) prospectively to financial statements issued for reporting periods after the effective date of the ASU or (ii) retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact of this standard.
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
Recently Adopted
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The Company adopted this ASU in the fourth quarter of fiscal 2025 and the updated disclosures were applied retrospectively for all periods presented (see Note 17). There were no other impacts of this standard to the Company’s financial statements.
NOTE 4 — REVENUE
The following table presents net sales by product.

	Year Ended September 30,
	2025	2024	2023
Shakes	$1,892.9	$1,618.8	$1,320.2
Powders	366.5	326.7	289.7
Other	57.2	50.7	56.9
Net Sales	$2,316.6	$1,996.2	$1,666.8
The Company’s revenues were primarily generated by sales within the U.S.; foreign sales were 11.9%, 10.8% and 10.5% of total fiscal 2025, 2024 and 2023 net sales, respectively. The largest concentration of foreign sales in fiscal 2025, 2024 and 2023 was within Canada, which accounted for 35.6%, 37.7% and 40.8% of total foreign sales, respectively.
Three customers individually accounted for more than 10% of total net sales in each of the years ended September 30, 2025, 2024 and 2023. One customer accounted for 34.3%, 35.8% and 33.9% of total net sales in the years ended September 30, 2025, 2024 and 2023, respectively. A second customer accounted for 27.5%, 27.3% and 30.0% of total net sales in the years ended September 30, 2025, 2024 and 2023, respectively. A third customer accounted for 12.2%, 11.7% and 11.4% of total net sales in the years ended September 30, 2025, 2024 and 2023, respectively.
NOTE 5 — RELATED PARTY TRANSACTIONS
Transactions between the Company and Post Holdings, Inc. (“Post”) were considered related party transactions as certain of the Company’s directors serve as officers and/or directors of Post.

MSA Fees and Royalties
The Company uses certain functions and services performed by Post under a master services agreement (the “MSA”). These functions and services include finance, internal audit, treasury, information technology support, insurance and tax matters, the use of office and/or data center space, tax compliance services and, prior to January 2025, payroll processing services. During the years ended September 30, 2025, 2024 and 2023, MSA fees were $3.0, $3.4 and $4.0, respectively. MSA fees were reported in “Selling, general and administrative expenses” in the Consolidated Statements of Operations.
The Company licenses certain intellectual property to and from Post and its subsidiaries based upon prices governed by agreements between the Company and Post and its subsidiaries, consistent with prices of similar arm's-length transactions. During each of the years ended September 30, 2025, 2024 and 2023, royalties paid to and received from Post and its subsidiaries were immaterial.
Co-Packing Agreement
Premier Nutrition Company, LLC (“Premier Nutrition”), a subsidiary of the Company, has a co-packing agreement with Comet Processing, Inc. (“Comet”), a wholly-owned subsidiary of Post (the “Co-Packing Agreement”). Under the Co-Packing Agreement, Premier Nutrition procures certain packaging materials for Comet that Comet utilizes in the production of RTD shakes for Premier Nutrition. Comet began manufacturing RTD shakes in December 2023. The Company purchased $62.2 and $8.6 of RTD shakes from Comet during the years ended September 30, 2025 and 2024, respectively. There were no purchases of RTD shakes manufactured by Comet during fiscal 2023.
As of September 30, 2025 and 2024, the Company had current payables with Post of $3.7 and $1.5, respectively, related to RTD shake purchases and MSA fees, which were included in “Accounts payable” on the Consolidated Balance Sheets. Current receivables with Post at both September 30, 2025 and 2024 were immaterial.
NOTE 6 — INCOME TAXES
The expense (benefit) for income taxes consisted of the following:

	Year Ended September 30,
	2025	2024	2023
Current:
Federal	$74.3	$73.1	$49.1
State	19.2	17.8	10.9
Foreign	(0.3)	0.7	0.9
	93.2	91.6	60.9
Deferred:
Federal	(16.7)	(7.1)	(4.9)
State	(3.7)	(1.6)	(1.1)
	(20.4)	(8.7)	(6.0)
Income tax expense	$72.8	$82.9	$54.9
The effective income tax rate for fiscal 2025, 2024 and 2023 was 25.2%, 25.2% and 24.9%, respectively.
The following table presents the reconciliation of income tax expense with amounts computed at the federal statutory tax rate.

	Year Ended September 30,
	2025	2024	2023
Computed tax at federal statutory rate (21%)	$60.7	$69.2	$46.3
State income taxes, net of effect on federal tax	12.6	13.5	8.4
Non-deductible compensation	5.6	3.2	1.9
Other, net (none in excess of 5% of computed tax)	(6.1)	(3.0)	(1.7)
Income tax expense	$72.8	$82.9	$54.9

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax non-current assets (liabilities) were as follows:

	September 30, 2025			September 30, 2024
	Assets	Liabilities	Net	Assets	Liabilities	Net
Accrued liabilities	$26.4	$—	$26.4	6.7	—	6.7
Accrued vacation, incentive and severance	4.1	—	4.1	5.0	—	5.0
Capitalized research and development	8.6	—	8.6	4.7	—	4.7
Inventory	4.5	—	4.5	4.2	—	4.2
Stock-based compensation awards	2.3	—	2.3	3.0	—	3.0
Lease liabilities	6.0	—	6.0	1.0	—	1.0
Intangible assets	—	(13.1)	(13.1)	—	(10.9)	(10.9)
ROU assets	—	(6.0)	(6.0)	—	(1.0)	(1.0)
Property	—	(0.4)	(0.4)	—	(0.2)	(0.2)
Other items	—	(0.4)	(0.4)	—	—	—
Total deferred income taxes	$51.9	$(19.9)	$32.0	$24.6	$(12.1)	$12.5
No provision has been made for income taxes on undistributed earnings of consolidated foreign subsidiaries of $3.0 and $4.2 at September 30, 2025 and 2024, respectively, as it is the Company’s intention to indefinitely reinvest undistributed earnings of its foreign subsidiaries. Any additional income taxes and applicable foreign withholding taxes that would be payable on the remittance of such undistributed earnings would be immaterial.
For fiscal 2025, 2024 and 2023, foreign (loss) income before income taxes was $(1.5), $2.0 and $2.0, respectively.
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
At September 30, 2025 and 2024, the Company had net unrecognized tax benefits of $1.3 and $1.4, respectively. There was no material unrecognized tax benefits activity during the years ended September 30, 2025, 2024 or 2023. The amount of the net unrecognized tax benefits that, if recognized, would directly affect the effective tax rate was $1.3 at September 30, 2025. No material changes to unrecognized tax benefits at September 30, 2025 are expected to be recognized within the next twelve months.
The Company computes tax-related interest and penalties as the difference between the tax position recognized for financial reporting purposes and the amount previously taken on the Company’s tax returns and classifies these amounts as components of income tax (benefit) expense. During each of the years ended September 30, 2025, 2024 and 2023, expenses recorded related to interest and penalties were immaterial, and the Company had immaterial interest and penalty accruals at both September 30, 2025 and 2024.
U.S. federal, U.S. state and foreign jurisdiction income tax returns for the tax years ended September 30, 2022 through September 30, 2024 are generally open and subject to examination by the tax authorities in each respective jurisdiction.
Tax Legislation
On July 4, 2025, the H.R.1 tax law was enacted in the U.S. (the “H.R.1 Tax Act”). The H.R.1 Tax Act includes provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act of 2017, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The H.R.1 Tax Act has multiple effective dates, beginning in calendar year 2025 and extending through calendar year 2027. The H.R.1 Tax Act did not have a material impact on the Company’s effective income tax rate, results of operations, financial condition or cash flows during the year ended September 30, 2025.

NOTE 7 — EARNINGS PER SHARE
Basic earnings per share is based on the average number of shares of common stock outstanding during the year. Diluted earnings per share is based on the average number of shares of common stock used for the basic earnings per share calculation, adjusted for the dilutive effect of stock options and restricted stock units using the “treasury stock” method.
The following table sets forth the computation of basic and diluted earnings per share.

	Year Ended September 30,
	2025	2024	2023
Net earnings	$216.2	$246.5	$165.5

shares in millions
Weighted-average shares for basic earnings per share	126.9	130.3	133.0
Effect of dilutive securities:
Stock options	0.2	0.2	0.1
Restricted stock units	0.3	0.3	0.3
Performance-based restricted stock units	1.1	1.5	0.7
Weighted-average shares for diluted earnings per share	128.5	132.3	134.1

Basic earnings per share	$1.70	$1.89	$1.24
Diluted earnings per share	$1.68	$1.86	$1.23
The following table details the securities that have been excluded from the calculation of weighted-average shares for diluted earnings per share as they were anti-dilutive.

	Year Ended September 30,
shares in millions	2025	2024	2023
Restricted stock units	0.1	—	0.1
Performance-based restricted stock units	—	—	0.1
NOTE 8 — SUPPLEMENTAL OPERATIONS STATEMENT AND CASH FLOW INFORMATION

	Year Ended September 30,
	2025	2024	2023
Advertising expenses	$75.2	$61.3	$40.9
Research and development expenses	16.0	14.3	12.0
Interest paid	68.3	59.6	66.6
Income taxes paid	89.1	93.2	60.9

NOTE 9 — SUPPLEMENTAL BALANCE SHEET INFORMATION

	September 30,
	2025	2024
Receivables, net
Trade	$205.6	$205.6
Other	18.2	15.1
	223.8	220.7
Allowance for credit losses	(0.4)	(0.3)
	$223.4	$220.4
Inventories
Raw materials and supplies	$88.3	$57.3
Work in process	0.1	—
Finished products	242.0	228.8
	$330.4	$286.1
Accounts Payable
Trade	$115.1	$119.1
Related party	3.7	1.5
Other	0.7	0.4
	$119.5	$121.0
Other Current Liabilities
Accrued legal matters	$90.0	$21.0
Accrued compensation	19.9	23.8
Derivative liabilities	12.6	0.1
Advertising and promotion	9.7	8.1
Other	31.1	29.7
	$163.3	$82.7
NOTE 10 — LEASES
The Company leases office space, certain warehouses and equipment primarily through operating lease agreements. The Company has no finance lease agreements. Leases have remaining terms which range from less than 1 year to 12 years and most leases provide the Company with the option to exercise one or more renewal terms.
The following table presents the balance sheet location of the Company’s operating leases.

	September 30,
	2025	2024
ROU assets:
Other assets	$26.2	$5.8

Lease liabilities:
Other current liabilities	$2.6	$2.2
Other liabilities	26.9	4.3
Total liabilities	$29.5	$6.5

Future minimum payments of the Company’s operating lease liabilities as of September 30, 2025 are presented in the following table.

Fiscal 2026	$3.2
Fiscal 2027	4.1
Fiscal 2028	5.3
Fiscal 2029	5.4
Fiscal 2030	5.5
Thereafter	34.8
Total future minimum payments	58.3
Less: Implied interest	19.2
Less: Tenant improvement allowance	9.6
Total lease liabilities	$29.5
The following table presents supplemental information related to the Company’s operating leases.

	Year Ended September 30,
	2025	2024	2023
Total operating lease expense	$3.9	$3.4	$3.1
Variable lease expense	1.3	1.0	0.9

Weighted-average remaining lease term	10 years	4 years	4 years
Weighted-average incremental borrowing rate	7.0%	4.9%	4.8%
Operating cash flows for amounts included in the measurement of the Company’s operating lease liabilities for the years ended September 30, 2025, 2024 and 2023 were $2.5, $2.5 and $2.4, respectively. Short-term lease expense for the years ended September 30, 2025, 2024 and 2023 was immaterial. ROU assets obtained in exchange for operating lease liabilities were $22.4 during the year ended September 30, 2025. ROU assets obtained in exchange for operating lease liabilities during the years ended September 30, 2024 and 2023 were immaterial.
NOTE 11 — DERIVATIVE FINANCIAL INSTRUMENTS
At September 30, 2025, the Company’s derivative instruments, none of which were designated as hedging instruments under ASC Topic 815, consisted of commodity futures and option contracts which relate to inputs that generally will be utilized within the next year. The notional amounts of the commodity contracts were $136.6 and $53.5 at September 30, 2025 and 2024, respectively.
The following table presents the balance sheet location and fair value of the Company’s commodity contracts. The Company does not offset derivative assets and liabilities within the Consolidated Balance Sheets.

	September 30,
	2025	2024
Prepaid expenses and other current assets	$—	$2.7
Other current liabilities	12.6	0.1
The Company recognized a loss on derivatives of $18.1, $2.1 and $5.8 for the years ended September 30, 2025, 2024 and 2023, respectively, which were included in “Costs of goods sold” on the Company’s Consolidated Statements of Operations.
At September 30, 2025 and 2024, the Company had cash deposits which served as pledged collateral for certain of its commodity contracts of $17.3 and $0.3, respectively, which were classified as “Restricted cash” on the Consolidated Balance Sheets.
NOTE 12 — FAIR VALUE MEASUREMENTS
The Company utilizes the income approach to measure fair value for its commodity derivatives using Level 2 inputs. The income approach uses pricing models that rely on market observable inputs such as yield curves and forward prices. Refer to

Note 11 for the classification of changes in fair value of derivative assets and liabilities measured at fair value on a recurring basis within the Consolidated Statements of Operations.
The Company’s financial assets and liabilities also include cash, cash equivalents and restricted cash, receivables and accounts payable for which the carrying value approximates fair value due to their short maturities (less than 12 months). The Company does not record its long-term debt at fair value on the Consolidated Balance Sheets. The fair value of any outstanding borrowings under the Revolving Credit Facility (as defined in Note 13) approximated its carrying value. Based on market rates, the fair value (Level 2) of the Company’s debt, excluding any borrowings under the Revolving Credit Facility, was $869.0 and $880.6 as of September 30, 2025 and 2024, respectively.
Certain assets and liabilities, including property, goodwill and other intangible assets, are measured at fair value on a non-recurring basis using Level 3 inputs. No impairment charges were recorded for property, goodwill or other intangible assets during the years ended September 30, 2025, 2024 or 2023.
NOTE 13 — LONG-TERM DEBT
The following table presents the components of “Long-term debt” on the Consolidated Balance Sheets.

	September 30,
	2025	2024
7.00% Senior Notes maturing in March 2030	$840.0	$840.0
Revolving Credit Facility	250.0	—
Total principal amount of debt	1,090.0	840.0
Less: Debt issuance costs, net	5.7	6.9
Long-term debt	$1,084.3	$833.1
Senior Notes
On March 10, 2022, the Company issued $840.0 aggregate principal amount of 7.00% senior notes maturing in March 2030 (the “7.00% Senior Notes”). The 7.00% Senior Notes were issued at par, and the Company incurred debt issuance costs of $10.2, which were deferred and are being amortized to interest expense over the term of the 7.00% Senior Notes. Interest payments are due semi-annually each March 15 and September 15. The 7.00% Senior Notes are senior unsecured obligations of the Company and are guaranteed by the Company’s existing and subsequently acquired or organized wholly-owned domestic subsidiaries that guarantee the Credit Agreement or certain other indebtedness of the Company (other than immaterial subsidiaries, certain excluded subsidiaries and subsidiaries the Company designates as unrestricted subsidiaries). The maturity date of the 7.00% Senior Notes is March 15, 2030.
Credit Agreement
On March 10, 2022, the Company entered into a credit agreement (as amended, the “Credit Agreement”), which provided for a revolving credit facility in an aggregate principal amount of $250.0 (the “Revolving Credit Facility”), with commitments made available to the Company in U.S. Dollars, Euros and United Kingdom (“U.K.”) Pounds Sterling. Letters of credit are available under the Credit Agreement in an aggregate amount of up to $20.0. The Company incurred $1.5 of financing fees in connection with the Credit Agreement, which were deferred and are being amortized to interest expense over the term of the Revolving Credit Facility.
On August 22, 2025, the Company entered into a First Amendment to the Credit Agreement (the “Amendment”) by and among the Company, as borrower, certain of the Company’s subsidiaries, as guarantors, JPMorgan Chase Bank, N.A. as administrative agent and each lender (as defined in the Credit Agreement).
The Amendment amended the Company’s Credit Agreement to, among other matters, (i) increase the aggregate principal amount available under the Revolving Credit Facility to $500.0, (ii) extend the maturity date of the Revolving Credit Facility to August 22, 2030, provided that if on December 14, 2029, the Company’s 7.00% Senior Notes have not been redeemed in full in cash or refinanced and replaced in full with notes and/or loans maturing at least 91 days after August 22, 2030, then the maturity date of the Revolving Credit Facility will be December 14, 2029, (iii) reduce the interest rate on borrowings under the Revolving Credit Facility (as discussed below) and (iv) broaden certain exceptions to covenants contained in the Credit Agreement that would otherwise restrict certain activities by the Company, such as repurchases by the Company of its common stock. The Company incurred $2.1 of financing fees in connection with the Amendment, which were deferred and are being amortized to interest expense over the term of the Revolving Credit Facility.
Following the Amendment, borrowings under the Revolving Credit Facility bear interest at an annual rate equal to: (i) in the case of loans denominated in U.S. Dollars, at the Company’s option, the base rate (as defined in the Credit Agreement) plus a margin which will range from 1.00% to 1.75% depending on the Company’s secured net leverage ratio (as defined in the Credit Agreement), or the term SOFR rate (as defined in the Credit Agreement) for the applicable interest period plus a margin which will range from 2.00% to 2.75% depending on the Company’s secured net leverage ratio; (ii) in the case of loans denominated in Euros, the adjusted Eurodollar rate (as defined in the Credit Agreement) for the applicable interest period plus a margin which will range from 2.00% to 2.75% depending on the Company’s secured net leverage ratio; and (iii) in the case of loans denominated in U.K. Pounds Sterling, the daily simple RFR (as defined in the Credit Agreement) plus a margin which will range from 2.00% to 2.75% depending on the Company’s secured net leverage ratio. Facility fees on the daily unused amount of commitments under the Revolving Credit Facility initially will accrue at rates ranging from 0.25% to 0.350% per annum, depending on the Company’s secured net leverage ratio.
Prior to the Amendment, borrowings under the Revolving Credit Facility bore interest at an annual rate equal to: (i) in the case of loans denominated in U.S. Dollars, at the Company’s option, the base rate (as defined in the Credit Agreement) plus a margin which ranged from 2.00% to 2.75% depending on the Company’s secured net leverage ratio (as defined in the Credit Agreement), or the adjusted term SOFR rate (as defined in the Credit Agreement) for the applicable interest period plus a margin which ranged from 3.00% to 3.75% depending on the Company’s secured net leverage ratio; (ii) in the case of loans denominated in Euros, the adjusted Eurodollar rate (as defined in the Credit Agreement) for the applicable interest period plus a margin which ranged from 3.00% to 3.75% depending on the Company’s secured net leverage ratio; and (iii) in the case of loans denominated in U.K. Pounds Sterling, the adjusted daily simple RFR (as defined in the Credit Agreement) plus a margin which ranged from 3.00% to 3.75% depending on the Company’s secured net leverage ratio. Facility fees on the daily unused amount of commitments under the Revolving Credit Facility accrued at rates ranging from 0.25% to 0.375% per annum, depending on the Company’s secured net leverage ratio.
During the years ended September 30, 2025, 2024 and 2023, the Company borrowed $700.0, zero and $115.0 under the Revolving Credit Facility, respectively, and repaid $450.0, $25.0 and $189.0 under the Revolving Credit Facility, respectively. As of September 30, 2025, the interest rate on the utilized portion of the Revolving Credit Facility was 6.14%, the available borrowing capacity under the Revolving Credit Facility was $247.6 and outstanding letters of credit totaled $2.4. As of September 30, 2024, there were no amounts outstanding on the Revolving Credit Facility, the available borrowing capacity under the Revolving Credit Facility was $250.0 and there were no outstanding letters of credit.
Under the terms of the Credit Agreement, the Company is required to maintain a total net leverage ratio (as defined in the Credit Agreement) not to exceed 6.00:1.00, measured as of the last day of each fiscal quarter. The total net leverage ratio of the Company did not exceed this threshold as of September 30, 2025.
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
Estimated Future Payments
As of September 30, 2025, the Company expects to make principal payments of $1,090.0 in fiscal 2030. There are no other expected principal payments on the Company’s debt for the next five fiscal years based on the debt maturity dates, and any additional future borrowings under the Revolving Credit Facility will be required to be repaid on or before the August 22, 2030 maturity date (or such earlier maturity date as discussed above) under the Credit Agreement. Estimated future interest payments on the Company’s debt through fiscal 2030 are expected to be $342.7 (with $74.8 expected in fiscal 2026) based on the interest rates at September 30, 2025.

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
In September 2020, the same lead counsel re-filed the California Federal Class Lawsuit against Premier Nutrition in the California Superior Court for the County of Alameda, alleging identical claims and seeking restitution and injunctive relief on behalf of the same putative class of California consumers as the California Federal Class Lawsuit. In March 2023, the Alameda Superior Court granted in part and denied in part Premier Nutrition’s motion for judgment based on res judicata, and in May 2023, the Court reaffirmed its ruling. In July 2023, Premier Nutrition filed a petition for writ of mandamus in the California Court of Appeal, which writ was denied in March 2024. In January 2025, the plaintiff filed a motion for the application of issue preclusion arising from certain rulings in the action on behalf of New York consumers (the “New York Case”). On May 14, 2025, the court entered an order holding that issue preclusion will apply on certain issues.
In 2016 and 2017, the lead plaintiff’s counsel in the California Federal Class Lawsuit filed ten additional class action complaints in the U.S. District Court for the Northern District of California on behalf of putative classes of consumers under the laws of Connecticut, Florida, Illinois, New Jersey, New Mexico, New York, Maryland, Massachusetts, Michigan and Pennsylvania (the “Related Federal Actions”). These complaints contain factual allegations similar to the California Federal Class Lawsuit, also seeking monetary damages and injunctive relief. The action on behalf of New Jersey consumers was voluntarily dismissed. Trial in the New York Case was held beginning in May 2022, and the jury delivered its verdict in favor of plaintiff in June 2022. In August 2022, the Court entered a judgment in that case in favor of plaintiff in the amount of $12.9, which includes statutory damages and prejudgment interest, and in August 2023, the Court entered a judgment awarding plaintiff $7.9 in attorneys’ fees and costs. In October 2022, each plaintiff and Premier Nutrition filed Notices of Appeal to the Ninth Circuit on the damages award and in December 2023 Premier Nutrition filed its Notice of Appeal to the Ninth Circuit on the attorneys’ fees award. In August 2024, the Court of Appeals issued an opinion on the damages award affirming the trial court’s decision on liability, vacating and remanding to the trial court for further consideration of its decision on calculated damages and reversing the trial court’s award of prejudgment interest to plaintiff. Premier Nutrition’s subsequent petition for en banc rehearing with the Ninth Circuit Court of Appeals was denied in October 2024. On January 25, 2025, the Ninth Circuit affirmed the trial court’s attorneys’ fees award. On February 3, 2025, the trial court entered an order awarding $0.9 in attorneys’ fees and costs. On March 10, 2025, the trial court entered an order again limiting statutory damages to $8.3 under the due process clause. Each plaintiff and Premier Nutrition filed Notices of Appeal to the Ninth Circuit on the damages award. On March 13, 2025, Premier Nutrition filed a certiorari petition with the United States Supreme Court seeking review of the Ninth Circuit’s merits decision.
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
In January 2019, the same lead counsel filed an additional class action complaint against Premier Nutrition in California Superior Court for the County of Alameda, alleging claims similar to the above actions and seeking monetary damages and injunctive relief on behalf of a putative class of California consumers, beginning after the California Federal Class Lawsuit class period (the “California State Case”). In July 2020, the court issued an order certifying a statewide class. Premier Nutrition moved for summary judgment in July 2023, which motion was tentatively granted in part and denied in part on August 23, 2023. In January 2025, the plaintiff filed a motion for the application of issue preclusion arising from certain rulings in the New York Case decision. On May 14, 2025, the court entered an order holding that issue preclusion will apply on certain issues.
On June 25, 2025, the parties reached a class-wide settlement in principle related to the Joint Juice Litigation, which includes the California Federal Class Lawsuit, all of the Related Federal Actions (except New Mexico) and the California State Case through a court-ordered settlement conference, which settlement in principle is subject to judicial approval. On June 26,

2025, the parties filed a joint motion with the United States Supreme Court to hold the certiorari petition in the New York Case in abeyance pending approval of the class settlement. On July 2, 2025, the parties filed a joint motion with the Ninth Circuit to hold the appeal in the New York Case in abeyance pending approval of the class settlement.
On October 17, 2025, the parties executed a Stipulation of Settlement in the New York Case (the “New York Settlement”). On October 20, 2025, Plaintiff filed an unopposed motion for preliminary approval of the New York Settlement, which motion remains pending. Pursuant to the terms of the New York Settlement, if the settlement receives final approval and becomes effective, the Company will pay a total of $19.2 into a settlement fund to resolve the New York Case. The New York Settlement does not constitute an admission of liability or wrongdoing by the Company or any of its current or former directors or officers.
On October 22, 2025, the parties executed a Stipulation of Settlement in the California State Case (the “Multistate Settlement”). The Multistate Settlement also encompasses the California Federal Class Lawsuit (which has been consolidated with the California State Case) and the Related Federal Actions (which will be added to the California State Case via a stipulated amended complaint pursuant to the terms of the Multistate Settlement) excluding New York and New Mexico. On October 23, 2025, Plaintiffs filed an unopposed motion for preliminary approval of the Multistate Settlement, which motion remains pending. Pursuant to the terms of the Multistate Settlement, if the settlement receives final approval and becomes effective, the Company will pay a total of $70.8 into a settlement fund to resolve the California State Case, California Federal Class Lawsuit, and Related Federal Actions excluding New York and New Mexico. The Multistate Settlement does not constitute an admission of liability or wrongdoing by the Company or any of its current or former directors or officers.
On November 12, 2025, the parties entered into a confidential settlement agreement and release in the New Mexico Federal Related Action, which is not subject to court approval. Pursuant to the terms of the settlement agreement, the Company will make an immaterial payment to resolve the New Mexico action.
During the years ended September 30, 2025, 2024 and 2023, the Company expensed $69.0, zero and $5.0, respectively, related to the legal matter and plaintiff legal fees in connection with the Joint Juice litigation, which was included in “Selling, general and administrative expenses” on the Consolidated Statements of Operations. At September 30, 2025 and 2024, the Company had an estimated liability of $90.0 and $21.0, respectively, related to these matters that was included in “Other current liabilities” on the Consolidated Balance Sheets.
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
NOTE 15 — STOCK-BASED COMPENSATION
The Company’s employees participate in the Company’s long-term incentive plan (the “BellRing Long-Term Incentive Plan”). Awards issued under the BellRing Long-Term Incentive Plan have a maximum term of 10 years, provided, however, that the Corporate Governance and Compensation Committee of the Company’s Board of Directors may, in its discretion, grant awards with a longer term to participants who are located outside of the U.S. On September 12, 2024, the Company registered an additional 6.0 million shares reserved for issuance under the BellRing Long-Term Incentive Plan. At September 30, 2025 there were 6.2 million shares available to be issued for stock-based compensation awards under the BellRing Long-Term Incentive Plan.
During the years ended September 30, 2025, 2024 and 2023, total compensation cost for the Company’s non-cash stock-based compensation awards recognized was $22.1, $21.0 and $14.2, respectively, and the related recognized deferred tax benefit was $1.6, $2.0 and $1.6, respectively. As of September 30, 2025, the total compensation cost related to the Company’s nonvested awards not yet recognized was $24.7, which is expected to be recognized over a weighted-average period of 0.9 years.

Stock Options
Information about stock options is summarized in the following table.

$ in millions, except per share	Stock Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at September 30, 2024	258,987	$17.74
Granted	—	—
Exercised	(11,000)	17.30
Forfeited	—	—
Expired	—	—
Outstanding at September 30, 2025	247,987	17.76	4.83	$4.6
Vested and expected to vest as of September 30, 2025	247,987	17.76	4.83	4.6
Exercisable at September 30, 2025	247,987	17.76	4.83	4.6
There were no stock options granted during the years ended September 30, 2025, 2024 or 2023. The total intrinsic value of stock options exercised was $0.2 in the year ended September 30, 2025, and the Company received proceeds from the exercise of stock options of $0.2 during the year ended September 30, 2025. There were no stock options exercised during the years ended September 30, 2024 or 2023.
Restricted Stock Units (“RSUs”)
Information about RSUs is summarized in the following table.

	RSUs	Weighted- Average Grant Date Fair Value Per Share
Nonvested at September 30, 2024	433,260	$36.63
Granted	132,824	69.67
Vested	(198,417)	31.04
Forfeited	(17,972)	39.77
Nonvested at September 30, 2025	349,695	42.48
The grant date fair value of each RSU was determined based upon the closing price of the Company’s common stock on the date of grant. The weighted-average grant date fair value of nonvested RSUs was $42.48, $36.63 and $24.06 at September 30, 2025, 2024 and 2023, respectively. The total vest date fair value of RSUs that vested during fiscal 2025, 2024 and 2023 was $14.4, $11.8 and $7.8, respectively.
Performance Restricted Stock Units (“PRSUs”)
Information about PRSUs is summarized in the following table.

	PRSUs	Weighted- Average Grant Date Fair Value Per Share
Nonvested at September 30, 2024	773,194	$53.79
Granted	85,818	129.89
Adjustment for performance achievement (a)	600,351	n/a
Vested	(975,570)	41.44
Forfeited	—	—
Nonvested at September 30, 2025	483,793	77.47
(a)Represents the adjustment to previously granted PRSUs for performance achievement.

The Company grants PRSUs to certain employees and directors. These awards will be earned by comparing the Company’s total shareholder return (“TSR”) during a period of approximately three years to the respective TSRs of companies in a performance peer group. Based upon the Company’s ranking in its performance peer group when comparing TSRs, a recipient of the PRSU grant may earn a total award ranging from 0% to 260% of the target award. The fair value of each PRSU was estimated on the grant date using a Monte Carlo simulation. The total vest date fair value of PRSUs that vested during fiscal 2025 was $75.6. No PRSUs vested during fiscal 2024 or 2023.
The weighted-average assumptions for PRSUs granted during the years ended September 30, 2025, 2024 and 2023 are summarized in the table below.

	2025	2024	2023
Expected term	3 years	3 years	3 years
Expected stock price volatility	36.5%	39.4%	46.8%
Risk-free interest rate	4.1%	4.7%	4.1%
Expected dividends	—%	—%	—%
Fair value (per PRSU)	$129.89	$81.42	$45.26
NOTE 16 — STOCKHOLDERS’ DEFICIT
The following table summarizes the Company’s repurchases of its common stock.

	Year Ended September 30,
	2025	2024	2023
Shares repurchased (in millions)	9.0	2.6	4.2
Average price per share (a)	$52.62	$56.12	$29.56
Total share repurchase cost (b)	$476.6	$148.0	$126.3
(a)Average price per share excludes accrued excise tax and broker’s commissions, which are included in “Total share repurchase cost” within this table.
(b)“Purchases of treasury stock” in the Consolidated Statements of Cash Flows for the year ended September 30, 2025 excluded $3.9 of accrued excise tax that had not been paid as of September 30, 2025 and included $2.2 of accrued excise tax payments that had been accrued for in prior fiscal years. “Purchases of treasury stock” in the Consolidated Statements of Cash Flows for the years ended September 30, 2024 and 2023 excluded $1.4 and $0.8, respectively, of accrued excise tax that had not been paid as of September 30, 2024 and 2023, respectively.
NOTE 17 — SEGMENTS
The Company manages its operations on a consolidated basis through one operating and reportable segment. The accounting policies of the segment are the same as those described in the summary of significant accounting policies (see Note 2).
The Company’s Chief Operating Decision Maker (“CODM”) is the President and Chief Executive Officer of BellRing. The CODM utilizes consolidated single-segment net earnings (reported on the Consolidated Statements of Operations as “Net Earnings”) to evaluate financial performance, allocate resources and forecast future period financial results. The CODM evaluates performance by comparing actual to budgeted results and utilizes this information to decide whether to reinvest into the segment or into other parts of the entity, such as for acquisitions or to repurchase shares. The measure of segment assets is reported on the Consolidated Balance Sheets as “Total Assets”.

The following table presents net sales, the significant expense categories reviewed by the CODM and net earnings of the Company.

	Year Ended September 30,
	2025	2024	2023
Net Sales	$2,316.6	$1,996.2	$1,666.8
Less:
Cost of goods sold	1,546.2	1,288.9	1,136.6
Advertising expenses	75.2	61.3	40.9
Amortization of intangible assets	17.0	35.0	26.6
Other segment expenses (a)	320.8	223.3	175.4
Interest expense, net	68.4	58.3	66.9
Income tax expense	72.8	82.9	54.9
Net Earnings	$216.2	$246.5	$165.5
(a)Other segment expenses includes employee-related expenses, marketing and distribution, research and development, outside professional services, depreciation and other general expenses.
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the Company, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2025. Based on that evaluation, our CEO and CFO concluded that, as of September 30, 2025, the Company’s disclosure controls and procedures were effective to provide reasonable assurance of achieving the desired control objectives.
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
As of September 30, 2025, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based upon the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on management’s assessment utilizing these criteria, our management concluded that, as of September 30, 2025, our internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting as of September 30, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report, which appears herein.
Changes in Internal Control Over Financial Reporting
Based on management’s evaluation, there were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended September 30, 2025, our directors or officers, as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended, adopted or terminated the “Rule 10b5-1 trading arrangements” as defined in Item 408 of Regulation S-K, set forth in the table below:

Type of Trading Arrangement
Name and Position	Date	Action	Rule 10b5-1*	Duration of Plan	Total Shares of Common Stock to be Sold
Darcy H. Davenport President and Chief Executive Officer	8/7/2025	Terminate	X	2/26/2025 to 2/26/2026	Up to 59,200
Craig L. Rosenthal Chief Legal Officer and Chief Compliance Officer	8/7/2025	Terminate	X	6/7/2025 to 6/7/2026	Up to 13,273
Robin Singh Chief Supply Chain Officer	8/20/2025	Adopt	X	8/20/2025 to 8/20/2026	Up to 2,500
* Contract, instruction, or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information under the headings “Election of Directors,” “Corporate Governance - Board Meetings and Committees,” “Corporate Governance - Nomination Process for Election of Directors,” and “Security Ownership of Certain Stockholders - Delinquent Section 16(a) Reports” in our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the year ended September 30, 2025 (the “2026 Proxy Statement”) is hereby incorporated by reference.
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
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this Item, appearing under the headings “Compensation of Officers and Directors,” “Compensation Committee Interlocks and Insider Participation” and “Corporate Governance and Compensation Committee Report” in the 2026 Proxy Statement, is hereby incorporated by reference. The information contained in “Corporate Governance and Compensation Committee Report” in the 2026 Proxy Statement shall not be deemed to be “filed” with the Securities and Exchange Commission or subject to the liabilities of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), except to the extent that the Company specifically incorporates such information into a document filed under the Securities Act of 1933, as amended, or the Exchange Act.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item, appearing under the headings “Security Ownership of Certain Stockholders” and “Compensation of Officers and Directors - Equity Compensation Plan Information” in the 2026 Proxy Statement, is hereby incorporated by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item, appearing under the headings “Certain Relationships and Related Transactions” and “Corporate Governance - Director Independence and Role of the Independent Lead Director” in the 2026 Proxy Statement, is hereby incorporated by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item, appearing under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm” in the 2026 Proxy Statement, is hereby incorporated by reference.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Documents filed as a part of this report:
1.Financial Statements. The following are filed as a part of this document under Item 8.
•Report of Independent Registered Public Accounting Firm
•Consolidated Statements of Operations for the years ended September 30, 2025, 2024 and 2023
•Consolidated Statements of Comprehensive Income for the years ended September 30, 2025, 2024 and 2023
•Consolidated Balance Sheets at September 30, 2025 and 2024
•Consolidated Statements of Cash Flows for the years ended September 30, 2025, 2024 and 2023
•Consolidated Statements of Stockholders’ Deficit for the years ended September 30, 2025, 2024 and 2023
•Notes to Consolidated Financial Statements
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

†10.6	Amended BellRing Brands, Inc. Deferred Compensation Plan For Directors (Incorporated by referenced to Exhibit 10.8 to the Company’s Form 10-Q filed on May 6, 2022)
†10.7	Form of Severance and Change in Control Agreement (Incorporated by referenced to Exhibit 10.9 to the Company’s Form 10-Q filed on May 6, 2022)
†10.8	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K filed on November 19, 2024)
†10.9	BellRing Brands, Inc. Senior Management Bonus Program (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 22, 2019)
†10.10	Form of Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on November 22, 2019)
†10.11	Form of Director Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on November 22, 2019)
†10.12	Form of Transaction Bonus Agreement (Incorporated by reference to Exhibit 10.14 to the Company’s Form 10-K filed on November 19, 2024)
†10.13	Form of Gross Up Agreement (Incorporated by reference to Exhibit 10.15 to the Company’s Form 10-K filed on November 19, 2024)
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

*10.21	First Amendment to Credit Agreement, dated August 22, 2025, by and among BellRing Brands, Inc., JPMorgan Chase Bank, N.A., as administrative agent, and each lender from time to time party thereto
‡10.22
Amended and Restated Master Supply Agreement, dated as of July 1, 2023, by and between Premier Nutrition Company, LLC and Fonterra (USA) Inc. (Incorporated by reference to Exhibit 10.24 to the Company’s Form 10-Q filed on August 8, 2023)

‡10.23
MPC Purchase Commitment, dated as of July 1, 2023 by and between Premier Nutrition Company, LLC and Fonterra (USA) Inc. (Incorporated by reference to Exhibit 10.25 to the Company’s Form 10-Q filed on August 8, 2023)

‡10.24
Stremick Heritage Foods, LLC, Jasper Products, LLC and Premier Nutrition Company Manufacturing Agreement, dated as of December 14, 2022 (Incorporated by reference to Exhibit 10.22 to the Company’s Form 10-Q filed on February 7, 2023)

19.1	BellRing Brands, Inc. Insider Trading Policy (Incorporated by reference to Exhibit 19.1 to the Company’s Form 10-K filed on November 19, 2024)
21.1	Subsidiaries of BellRing Brands, Inc.
23.1	Consent of PricewaterhouseCoopers LLP
24.1	Power of Attorney (Included under Signatures)
31.1	Certification of Darcy H. Davenport pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 18, 2025
31.2	Certification of Paul A. Rode pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 18, 2025
32.1	Certification of Darcy H. Davenport and Paul A. Rode, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 18, 2025
101
Interactive Data File (Form 10-K for the year ended September 30, 2025 filed in iXBRL (Inline eXtensible Business Reporting Language)). The financial information contained in the iXBRL-related documents is “unaudited” and “unreviewed.”

104	The cover page from the Company’s Form 10-K for the year ended September 30, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101

*	Exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally to the Securities and Exchange Commission (the “SEC”) a copy of any omitted exhibit or schedule upon request by the SEC.
†	These exhibits constitute management contracts, compensatory plans and arrangements.
‡	Certain portions of this document that constitute confidential information have been redacted in accordance with Regulation S-K, Item 601(b)(10).

ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, BellRing Brands, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BELLRING BRANDS, INC.
Date:	November 18, 2025	By:	/s/ Darcy H. Davenport
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

Signature	Title	Date

/s/ Darcy H. Davenport	President and Chief Executive Officer and Director (Principal Executive Officer)	November 18, 2025
Darcy H. Davenport

/s/ Paul A. Rode	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	November 18, 2025
Paul A. Rode

/s/ Robert V. Vitale	Chairman of the Board of Directors	November 18, 2025
Robert V. Vitale

/s/ Shawn W. Conway	Director	November 18, 2025
Shawn W. Conway

/s/ Thomas P. Erickson	Director	November 18, 2025
Thomas P. Erickson

/s/ Jennifer Kuperman Johnson	Director	November 18, 2025
Jennifer Kuperman Johnson

/s/ Chonda J. Nwamu	Director	November 18, 2025
Chonda J. Nwamu

/s/ Elliot H. Stein, Jr.	Director	November 18, 2025
Elliot H. Stein, Jr.