Form 10-Q
period 2025-12-31
BELLRING BRANDS, INC.
filed 2026-02-03
CIK 1772016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________
FORM 10-Q
__________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2025
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission File Number: 1-39093
BellRing Brands, Inc.
(Exact name of registrant as specified in its charter)

Delaware	87-3296749
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1 N Brentwood Blvd., Suite 1550
St. Louis, Missouri 63105
(Address of principal executive offices) (Zip Code)
(314) 644-7652
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
Common Stock, $0.01 par value per share – 117,269,523 shares as of January 27, 2026

BELLRING BRANDS, INC.
QUARTERLY REPORT ON FORM 10-Q

i

PART I.    FINANCIAL INFORMATION.
ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED).
BELLRING BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except per share data)

	Three Months Ended December 31,
	2025	2024
Net Sales	$537.3	$532.9
Cost of goods sold	376.5	333.3
Gross Profit	160.8	199.6
Selling, general and administrative expenses	78.0	80.1
Amortization of intangible assets	4.3	4.2
Operating Profit	78.5	115.3
Interest expense, net	20.0	14.4
Earnings before Income Taxes	58.5	100.9
Income tax expense	14.8	24.0
Net Earnings	$43.7	$76.9

Earnings per Common Share:
Basic	$0.37	$0.60
Diluted	$0.36	$0.59

Weighted-Average Common Shares Outstanding:
Basic	119.3	128.9
Diluted	119.9	131.1
 See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

BELLRING BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in millions)

	Three Months Ended December 31,
	2025	2024
Net Earnings	$43.7	$76.9
Unrealized foreign currency translation adjustments	—	(1.4)
Other Comprehensive Loss	—	(1.4)
Total Comprehensive Income	$43.7	$75.5
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

BELLRING BRANDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions)

	December 31, 2025	September 30, 2025
ASSETS
Current Assets
Cash and cash equivalents	$64.1	$71.8
Restricted cash	12.9	17.3
Receivables, net	246.0	223.4
Inventories	435.2	330.4
Prepaid expenses and other current assets	28.1	22.6
Total Current Assets	786.3	665.5
Property, net	26.5	19.0
Goodwill	65.9	65.9
Intangible assets, net	120.7	125.0
Deferred income taxes	27.6	32.4
Other assets	33.3	33.2
Total Assets	$1,060.3	$941.0

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$178.6	$119.5
Other current liabilities	173.4	163.3
Total Current Liabilities	352.0	282.8
Long-term debt	1,184.6	1,084.3
Deferred income taxes	0.4	0.4
Other liabilities	34.0	27.4
Total Liabilities	1,571.0	1,394.9
Stockholders’ Deficit
Common stock	1.4	1.4
Additional paid-in capital	46.0	48.7
Retained earnings	316.3	272.6
Accumulated other comprehensive loss	(1.0)	(1.0)
Treasury stock, at cost	(873.4)	(775.6)
Total Stockholders’ Deficit	(510.7)	(453.9)
Total Liabilities and Stockholders’ Deficit	$1,060.3	$941.0
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

BELLRING BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Three Months Ended December 31,
	2025	2024
Cash Flows from Operating Activities
Net earnings	$43.7	$76.9
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	4.9	4.6
Non-cash stock-based compensation expense	5.4	6.1
Deferred income taxes	4.7	2.8
Other, net	—	1.0
Other changes in operating assets and liabilities:
Increase in receivables, net	(22.5)	(1.0)
Increase in inventories	(104.7)	(64.2)
Increase in prepaid expenses and other current assets	(5.4)	(15.6)
Decrease in other assets	0.3	0.9
Increase (decrease) in accounts payable and other current liabilities	69.9	(8.5)
Increase in non-current liabilities	0.6	—
Net Cash (Used in) Provided by Operating Activities	(3.1)	3.0

Cash Flows from Investing Activities
Additions to property	(4.2)	(1.3)
Net Cash Used in Investing Activities	(4.2)	(1.3)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	180.0	35.0
Repayments of long-term debt	(80.0)	(35.0)
Purchases of treasury stock	(96.9)	(11.8)
Tax withholding payments related to stock compensation plans	(8.4)	(11.4)
Net Cash Used in Financing Activities	(5.3)	(23.2)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	0.5	—
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(12.1)	(21.5)
Cash, Cash Equivalents and Restricted Cash, Beginning of Year	89.1	71.1
Cash, Cash Equivalents and Restricted Cash, End of Period	$77.0	$49.6
 See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

BELLRING BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (Unaudited)
(in millions)

	As of and for the Three Months Ended December 31,
	2025	2024
Common Stock
Beginning and end of period	$1.4	$1.4
Additional Paid-in Capital
Beginning of period	48.7	37.3
Activity under stock and deferred compensation plans	(8.1)	(11.3)
Non-cash stock-based compensation expense	5.4	6.1
End of period	46.0	32.1
Retained Earnings
Beginning of period	272.6	56.4
Net earnings	43.7	76.9
End of period	316.3	133.3
Accumulated Other Comprehensive Loss
Beginning of period	(1.0)	(2.0)
Foreign currency translation adjustments	—	(1.4)
End of period	(1.0)	(3.4)
Treasury Stock
Beginning of period	(775.6)	(299.0)
Purchases of treasury stock	(97.8)	(11.0)
End of period	(873.4)	(310.0)
Total Stockholders’ Deficit	$(510.7)	$(146.6)
 See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

BELLRING BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in millions, except per share information and where indicated otherwise)
NOTE 1 — BACKGROUND AND BASIS OF PRESENTATION
BellRing Brands, Inc. is a consumer products holding company operating in the global proactive wellness category and is a provider of ready-to-drink (“RTD”) protein shakes and powders. The Company’s principal products are protein-based consumer goods and its primary brands are Premier Protein and Dymatize.
Unless otherwise stated or the context otherwise indicates, all references in these financial statements and notes to “BellRing,” the “Company,” “us,” “our” or “we” mean BellRing Brands, Inc. and its subsidiaries.
These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), under the rules and regulations of the United States (the “U.S.”) Securities and Exchange Commission (the “SEC”), and on a basis substantially consistent with the audited consolidated financial statements of the Company as of and for the fiscal year ended September 30, 2025. These unaudited condensed consolidated financial statements should be read in conjunction with such audited consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2025, filed with the SEC on November 18, 2025.
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
In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” This ASU is effective for fiscal years beginning after December 15, 2026 (i.e., the Company’s annual financial statements for the year ended September 30, 2028) and for interim periods within fiscal years beginning after December 15, 2027 (i.e., the Company’s interim financial statements for the three months ended December 31, 2028), with early adoption permitted. This ASU can be adopted either (i) prospectively to financial statements issued for reporting periods after the effective date of this ASU or (ii) retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact of this standard.
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This ASU is effective for fiscal years beginning after December 15, 2024 (i.e., the Company’s annual financial statements for the year ended September 30, 2026), with early adoption permitted. This ASU should be adopted prospectively; however, retrospective adoption is permitted. Upon adoption, the impact of ASU 2023-09 will be limited to certain notes to the Company’s annual consolidated financial statements.

NOTE 3 — REVENUE
The following table presents net sales by product.

	Three Months Ended December 31,
	2025	2024
Shakes	$432.4	$439.5
Powders	92.1	81.2
Other	12.8	12.2
Net Sales	$537.3	$532.9
NOTE 4 — RELATED PARTY TRANSACTIONS
Transactions between the Company and Post Holdings, Inc. (“Post”) are considered related party transactions as certain of the Company’s directors serve as officers and/or directors of Post.
MSA Fees and Royalties
The Company uses certain functions and services performed by Post under a master services agreement (the “MSA”). These functions and services include finance, internal audit, treasury, information technology support, insurance and tax matters, the use of office and/or data center space, tax compliance services and, prior to January 2025, payroll processing services. MSA fees were $0.7 and $0.9 during the three months ended December 31, 2025 and 2024, respectively. MSA fees were reported in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations.
The Company licenses certain intellectual property to and from Post and its subsidiaries based upon prices governed by agreements between the Company and Post and its subsidiaries, consistent with prices of similar arm's-length transactions. During both the three months ended December 31, 2025 and 2024, royalties paid to and received from Post and its subsidiaries were immaterial.
Co-Packing Agreement
Premier Nutrition Company, LLC (“Premier Nutrition”), a subsidiary of the Company, has a co-packing agreement with Comet Processing, Inc. (“Comet”), a wholly-owned subsidiary of Post (the “Co-Packing Agreement”). Under the Co-Packing Agreement, Premier Nutrition procures certain packaging materials for Comet that Comet utilizes in the production of RTD shakes for Premier Nutrition. The Company purchased $19.4 and $6.3 of RTD shakes from Comet during the three months ended December 31, 2025 and 2024, respectively.
As of December 31, 2025 and September 30, 2025, the Company had current payables with Post of $7.0 and $3.7, respectively, related to RTD shake purchases and MSA fees, which were included in “Accounts payable” on the Condensed Consolidated Balance Sheets. Current receivables with Post at both December 31, 2025 and September 30, 2025 were immaterial.
NOTE 5 — EARNINGS PER SHARE
Basic earnings per share is based on the average number of shares of common stock outstanding during each period. Diluted earnings per share is based on the average number of shares of common stock used for the basic earnings per share calculation, adjusted for the dilutive effect of stock options and restricted stock units using the “treasury stock” method.

The following table presents the computation of basic and diluted earnings per share.

	Three Months Ended December 31,
	2025	2024
Net earnings	$43.7	$76.9

Weighted-average shares for basic earnings per share	119.3	128.9
Effect of dilutive securities:
Stock options	0.1	0.2
Restricted stock units	0.2	0.3
Performance-based restricted stock units	0.3	1.7
Weighted-average shares for diluted earnings per share	119.9	131.1

Basic earnings per common share	$0.37	$0.60
Diluted earnings per common share	$0.36	$0.59
The following table presents the securities that have been excluded from the calculation of weighted-average shares for diluted earnings per share as they were anti-dilutive.

	Three Months Ended December 31,
shares in millions	2025	2024
Restricted stock units	0.1	—
Performance-based restricted stock units	0.3	—
NOTE 6 — INVENTORIES

	December 31, 2025	September 30, 2025
Raw materials and supplies	$92.7	$88.3
Work in process	0.1	0.1
Finished products	342.4	242.0
Inventories	$435.2	$330.4
NOTE 7 — PROPERTY, NET

	December 31, 2025	September 30, 2025
Property, at cost	$41.3	$33.2
Accumulated depreciation	(14.8)	(14.2)
Property, net	$26.5	$19.0
NOTE 8 — GOODWILL
The components of “Goodwill” on the Condensed Consolidated Balance Sheets at both December 31, 2025 and September 30, 2025 are presented in the following table.

Goodwill, gross	$180.7
Accumulated impairment losses	(114.8)
Goodwill	$65.9

NOTE 9 — INTANGIBLE ASSETS, NET

	December 31, 2025			September 30, 2025
	Carrying Amount	Accumulated Amortization	Net Amount	Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	$160.8	$(105.6)	$55.2	$160.8	$(103.4)	$57.4
Trademarks and brands	164.5	(99.0)	65.5	164.5	(96.9)	67.6
Other intangible assets	3.1	(3.1)	—	3.1	(3.1)	—
Intangible assets, net	$328.4	$(207.7)	$120.7	$328.4	$(203.4)	$125.0
NOTE 10 — DERIVATIVE FINANCIAL INSTRUMENTS
In the ordinary course of business, the Company is exposed to commodity price risks relating to the purchases of raw materials and supplies. The Company utilizes derivative instruments, such as futures and option contracts, to manage certain of these exposures by hedging when it is practical to do so. The Company does not hold or issue financial instruments for speculative or trading purposes.
At December 31, 2025, the Company’s derivative instruments, none of which were designated as hedging instruments under Accounting Standards Codification (“ASC”) Topic 815, “Derivatives and Hedging,” consisted of commodity futures contracts which relate to inputs that generally will be utilized within the next twelve months. The notional amounts of the commodity contracts were $97.6 and $136.6 at December 31, 2025 and September 30, 2025, respectively.
The following table presents the balance sheet location and fair value of the Company’s commodity contracts. The Company does not offset derivative assets and liabilities within the Condensed Consolidated Balance Sheets.

	December 31, 2025	September 30, 2025
Prepaid expenses and other current assets	$0.2	$—
Other current liabilities	9.4	12.6
The Company recognized a loss (gain) on derivatives of $1.8 and $(0.8) during the three months ended December 31, 2025 and 2024, respectively, which were recorded in “Cost of goods sold” in the Condensed Consolidated Statements of Operations.
At December 31, 2025 and September 30, 2025, the Company had cash deposits which served as pledged collateral for certain of its commodity contracts of $12.9 and $17.3, respectively, which were classified as “Restricted cash” on the Condensed Consolidated Balance Sheets.
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
The Company’s financial assets and liabilities also include cash, cash equivalents and restricted cash, receivables and accounts payable for which the carrying value approximates fair value due to their short maturities (less than 12 months). The Company does not record its long-term debt at fair value on the Condensed Consolidated Balance Sheets. The fair value of any outstanding borrowings under the Revolving Credit Facility (as defined in Note 12) approximated its carrying value. Based on market rates, the fair value (Level 2) of the Company’s debt, excluding any outstanding borrowings under the Revolving Credit Facility, was $869.2 and $869.0 as of December 31, 2025 and September 30, 2025, respectively.
Certain assets and liabilities, including property, goodwill and other intangible assets, are measured at fair value on a non-recurring basis using Level 3 inputs.

NOTE 12 — LONG-TERM DEBT
The following table presents the components of “Long-term debt” on the Condensed Consolidated Balance Sheets.

	December 31, 2025	September 30, 2025
7.00% senior notes maturing in March 2030	$840.0	$840.0
Revolving Credit Facility	350.0	250.0
Total principal amount of debt	$1,190.0	$1,090.0
Less: Debt issuance costs, net	5.4	5.7
Long-term debt	$1,184.6	$1,084.3
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
Following the Amendment, borrowings under the Revolving Credit Facility bear interest at an annual rate equal to: (i) in the case of loans denominated in U.S. Dollars, at the Company’s option, the base rate (as defined in the Credit Agreement) plus a margin which will range from 1.00% to 1.75% depending on the Company’s secured net leverage ratio (as defined in the Credit Agreement), or the term SOFR rate (as defined in the Credit Agreement) for the applicable interest period plus a margin which will range from 2.00% to 2.75% depending on the Company’s secured net leverage ratio; (ii) in the case of loans denominated in Euros, the adjusted Eurodollar rate (as defined in the Credit Agreement) for the applicable interest period plus a margin which will range from 2.00% to 2.75% depending on the Company’s secured net leverage ratio; and (iii) in the case of loans denominated in U.K. Pounds Sterling, the daily simple RFR (as defined in the Credit Agreement) plus a margin which will range from 2.00% to 2.75% depending on the Company’s secured net leverage ratio. Facility fees on the daily unused amount of commitments under the Revolving Credit Facility initially will accrue at rates ranging from 0.25% to 0.35% per annum, depending on the Company’s secured net leverage ratio.
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
During the three months ended December 31, 2025 and 2024, the Company borrowed $180.0 and $35.0 under the Revolving Credit Facility, respectively, and repaid $80.0 and $35.0 under the Revolving Credit Facility, respectively. As of December 31, 2025, the interest rate on the utilized portion of the Revolving Credit Facility was 5.78% and the available borrowing capacity under the Revolving Credit Facility was $147.6, including $2.4 in outstanding letters of credit. As of September 30, 2025, the interest rate on the utilized portion of the Revolving Credit Facility was 6.14% and the available borrowing capacity under the Revolving Credit Facility was $247.6, including $2.4 in outstanding letters of credit.

Under the terms of the Credit Agreement, the Company is required to maintain a total net leverage ratio (as defined in the Credit Agreement) not to exceed 6.00:1.00, measured as of the last day of each fiscal quarter. The total net leverage ratio of the Company did not exceed this threshold as of December 31, 2025.
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
In September 2020, the same lead counsel re-filed the California Federal Class Lawsuit against Premier Nutrition in the California Superior Court for the County of Alameda, alleging identical claims and seeking restitution and injunctive relief on behalf of the same putative class of California consumers as the California Federal Class Lawsuit. In March 2023, the Alameda Superior Court granted in part and denied in part Premier Nutrition’s motion for judgment based on res judicata, and in May 2023, the Court reaffirmed its ruling. In July 2023, Premier Nutrition filed a petition for writ of mandamus in the California Court of Appeal, which writ was denied in March 2024. In November 2023, the Court certified the case as a class action. Trial is currently stayed pending the resolution of the appeal in the action on behalf of New York consumers described in more detail below (the “New York Case”). In January 2025, the plaintiff filed a motion for the application of issue preclusion arising from certain rulings in the New York Case. On May 14, 2025, the court entered an order holding that issue preclusion will apply on certain issues.
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
In February 2025, the court set a trial date for February 2026 in the Related Federal Action on behalf of the class of consumers in Illinois (the “Illinois Case”). Plaintiff filed a motion to apply issue preclusion from certain rulings in the New York Case to the Illinois Case. On May 2, 2025, the trial court entered an order holding that issue preclusion will apply in the Illinois Case on the issues of deceptiveness, materiality, the measure of damages, and the First Amendment, but not on the issues of causation, intent, or punitive damages. The court certified individual state classes in each of the seven other Related Federal Actions (except New Mexico).
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
On June 25, 2025, the parties reached a class-wide settlement in principle related to the Joint Juice Litigation, which includes the California Federal Class Lawsuit, all of the Related Federal Actions and the California State Case through a court-ordered settlement conference, which settlement in principle is subject to judicial approval. On June 26, 2025, the parties filed a joint motion with the United States Supreme Court to hold the certiorari petition in the New York Case in abeyance pending approval of the class settlement. On July 2, 2025, the parties filed a joint motion with the Ninth Circuit to hold the appeal in the New York Case in abeyance pending approval of the class settlement.
On October 17, 2025, the parties executed a Stipulation of Settlement in the New York Case (the “New York Settlement”). On October 20, 2025, Plaintiff filed an unopposed motion for preliminary approval of the New York Settlement. On December 5, 2025, the court granted preliminary approval of the New York Settlement and scheduled a final approval hearing for April 30, 2026. Pursuant to the terms of the New York Settlement, the Company paid $2.0 into a settlement fund to resolve the New York Case. If the settlement receives final approval and becomes effective, the Company will pay an additional of $17.2 into that settlement fund. The New York Settlement does not constitute an admission of liability or wrongdoing by the Company or any of its current or former directors or officers.
On October 22, 2025, the parties executed a Stipulation of Settlement in the California State Case (the “Multistate Settlement”). The Multistate Settlement also encompasses the California Federal Class Lawsuit (which has been consolidated with the California State Case) and the Related Federal Actions (which will be added to the California State Case via a stipulated amended complaint pursuant to the terms of the Multistate Settlement) excluding New York and New Mexico. On October 23, 2025, Plaintiffs filed an unopposed motion for preliminary approval of the Multistate Settlement. On January 8, 2026, the court granted preliminary approval of the Multistate Settlement and scheduled a final approval hearing for May 5, 2026. Pursuant to the terms of the New York Settlement, the Company will pay $2.0 into a settlement fund in the second quarter of fiscal 2026 to resolve the Multistate Case. Pursuant to the terms of the Multistate Settlement, if the settlement receives final approval and becomes effective, the Company will pay a total of $70.8 into a settlement fund to resolve the California State Case, California Federal Class Lawsuit, and Related Federal Actions excluding New York and New Mexico. The Multistate Settlement does not constitute an admission of liability or wrongdoing by the Company or any of its current or former directors or officers.
On November 12, 2025, the parties entered into a confidential settlement agreement and release in the New Mexico Federal Related Action, which is not subject to court approval. Pursuant to the terms of the settlement agreement, the Company made an immaterial payment to resolve the New Mexico action and plaintiff filed a notice of voluntary dismissal with prejudice on December 15, 2025.
Other than legal fees, no expense related to this litigation was incurred during the three months ended December 31, 2025 and 2024, respectively. At December 31, 2025 and September 30, 2025, the Company had an estimated liability of $88.0 and $90.0, respectively, related to these matters that was included in “Other current liabilities” on the Condensed Consolidated Balance Sheets.
Putative Securities Class Action Litigation

On January 22, 2026, a putative securities class action captioned Denha v. BellRing Brands, Inc. was filed in the U.S. District Court for the Southern District of New York against the Company and Darcy Horn Davenport, the Company’s President and Chief Executive Officer, and Paul Rode, the Company’s Chief Financial Officer and Treasurer. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 based on alleged misstatements regarding the Company’s financial performance and prospects during the period from November 19, 2024 through August 4, 2025. The plaintiff seeks unspecified compensatory damages, attorneys’ fees and other relief as the court may deem appropriate. Motions for appointment of lead plaintiff and lead counsel are due by March 23, 2026. The Company intends to defend the action vigorously. Given the early stage of this litigation, the Company is unable to predict the outcome or estimate the amount of loss, if any, that may result from the litigation.
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
NOTE 14 — STOCKHOLDERS’ DEFICIT
The following table summarizes the Company’s repurchases of its common stock.

	Three Months Ended December 31,
	2025	2024
Shares repurchased	3.0	0.1
Average price per share (a)	$31.95	$77.12
Total share repurchase cost (b)	$97.8	$11.0
(a)Average price per share excludes any accrued excise tax and broker’s commissions, which are included in “Total share repurchase cost” within this table.
(b)“Purchases of treasury stock” in the Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2025 excluded $0.9 of accrued excise tax that had not been paid as of December 31, 2025. “Purchases of treasury stock” in the Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2024 included $0.8 of excise tax payments that had been accrued in fiscal 2024.

NOTE 15 — SEGMENTS
The Company manages its operations on a consolidated basis through one operating and reportable segment. The Company’s Chief Operating Decision Maker (“CODM”) is the President and Chief Executive Officer of BellRing. The CODM utilizes consolidated single-segment net earnings (reported on the Condensed Consolidated Statements of Operations as “Net Earnings”) to evaluate financial performance, allocate resources and forecast future period financial results. The CODM evaluates performance by comparing actual to budgeted results and utilizes this information to decide whether to reinvest into the segment or into other parts of the entity, such as for acquisitions or to repurchase shares. The measure of segment assets is reported on the Condensed Consolidated Balance Sheets as “Total Assets”.
The following table presents net sales, the significant expense categories reviewed by the CODM and net earnings of the Company.

	Three Months Ended December 31,
	2025	2024
Net Sales	$537.3	$532.9
Less:
Cost of goods sold	376.5	333.3
Advertising expenses	12.4	15.1
Amortization of intangible assets	4.3	4.2
Other segment expenses (a)	65.6	65.0
Interest expense, net	20.0	14.4
Income tax expense	14.8	24.0
Net Earnings	$43.7	$76.9
(a)Other segment expenses includes employee-related expenses, marketing and distribution, research and development, outside professional services, depreciation and other general expenses.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and capital resources of BellRing Brands, Inc. and its consolidated subsidiaries. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included herein, our audited consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025 and the “Cautionary Statement on Forward-Looking Statements” section included below. The terms “our,” “we,” “us,” “Company” and “BellRing” refer to BellRing Brands, Inc. and its consolidated subsidiaries.
OVERVIEW
We are a consumer products holding company operating in the global proactive wellness category and are a provider of ready-to-drink (“RTD”) protein shakes and powders. We have a single operating and reportable segment, with our principal products being protein-based consumer goods. Our primary brands are Premier Protein and Dymatize.
Market Trends
During fiscal 2025 and continuing into fiscal 2026, input costs, including raw material, packaging and manufacturing costs, have faced inflationary pressures, including from the impact of tariffs beginning in fiscal 2026. In addition, we anticipate that announced tariffs, and any potential future modifications or incremental tariffs, could increase supply chain challenges, commodity cost volatility and consumer and economic uncertainty due to rapid changes in global trade policies. We expect these trends to have a materially adverse impact on our results of operations if we are unable to mitigate the impact on our business.
For additional discussion, refer to “Liquidity and Capital Resources” and “Cautionary Statement on Forward-Looking Statements” within this section.
RESULTS OF OPERATIONS

	Three Months Ended December 31,		Change in
dollars in millions	2025	2024	$	%
Net Sales	$537.3	$532.9	$4.4	1%

Operating Profit	$78.5	$115.3	$(36.8)	(32)%
Interest expense, net	20.0	14.4	5.6	39%
Income tax expense	14.8	24.0	(9.2)	(38)%
Net Earnings	$43.7	$76.9	$(33.2)	(43)%
Net Sales
Net sales increased $4.4 million, or 1%, during the three months ended December 31, 2025 compared to the prior year period. Sales of Premier Protein products were down $5.7 million, or 1%, on flat volumes, driven by lower average net selling prices due to incremental promotional investment. Sales of Dymatize products were up $9.9 million, or 16%, driven by 30% higher volumes primarily due to higher international volumes. Average net selling prices decreased due to unfavorable product mix. Sales of all other products were up $0.2 million.
Operating Profit
Operating profit decreased $36.8 million, or 32%, during the three months ended December 31, 2025 compared to the prior year period. This decrease was primarily driven by higher net product costs of $35.9 million (primarily driven by higher raw material and manufacturing costs), partially offset by reduced advertising expenses of $2.7 million.
Interest Expense, Net
Interest expense, net increased $5.6 million during the three months ended December 31, 2025 compared to the prior year period primarily due to higher outstanding borrowings under our Revolving Credit Facility (as defined in “Liquidity and Capital Resources” below). The weighted-average interest rate on our total outstanding debt was 6.9% and 7.0% for the three months ended December 31, 2025 and 2024, respectively. See Note 12 within “Notes to Condensed Consolidated Financial Statements” for additional information on our debt.

Income Tax Expense
Our effective income tax rate was 25.3% and 23.8% for the three months ended December 31, 2025 and 2024, respectively.
LIQUIDITY AND CAPITAL RESOURCES
During the three months ended December 31, 2025, we borrowed $180.0 million and repaid $80.0 million under our revolving credit facility (the “Revolving Credit Facility”) provided for under our amended credit agreement (the “Credit Agreement”). As of December 31, 2025, we had $147.6 million of available borrowing capacity, including $2.4 million letters of credit outstanding under the Revolving Credit Facility. Letters of credit are available under the Revolving Credit Facility in an aggregate amount of up to $20.0 million. Our Credit Agreement provides for potential incremental revolving and term facilities at the Company’s request and at the discretion of the lenders or other persons providing such incremental facilities, in each case on terms to be determined, and also permits the Company to incur other secured or unsecured debt, in all cases subject to conditions and limitations as specified in the Credit Agreement.
During the three months ended December 31, 2025, we repurchased 3.0 million shares of our common stock at an average share price of $31.95 per share and at a total cost, including any accrued excise tax and broker’s commissions, of $97.8 million.
We expect to generate positive cash flows from operations over the next twelve months and believe our cash on hand, cash flows from operations and possible future credit facilities will be sufficient to satisfy our future working capital requirements, purchase commitments, research and development activities, debt repayments (including interest payments), share repurchases and other financing requirements for the foreseeable future. We are currently not aware of any trends or demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, our liquidity increasing or decreasing in any material way that will impact meeting our capital needs during or beyond the next twelve months. Our ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures and other business risk factors. We believe that we have sufficient liquidity and cash on hand to satisfy our cash needs. If we are unable to generate sufficient cash flows from operations, or otherwise to comply with the terms of our credit facilities, we may be required to seek additional financing alternatives.
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
The following table presents select cash flow data, which is discussed below.

	Three Months Ended December 31,
dollars in millions	2025	2024
Cash (used in) provided by:
Operating activities	$(3.1)	$3.0
Investing activities	(4.2)	(1.3)
Financing activities	(5.3)	(23.2)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	0.5	—
Net decrease in cash, cash equivalents and restricted cash	$(12.1)	$(21.5)
Operating Activities
Cash used in operating activities for the three months ended December 31, 2025 was $3.1 million compared to cash provided by operating activities of $3.0 million for the three months ended December 31, 2024. This decrease was primarily due to increased inventory levels in the current year period (driven by higher production), fluctuations in the timing of collections of trade receivables and increased interest payments of $3.9 million. These impacts were partially offset by fluctuations in the timing of payments of trade payables and decreased tax payments (net of refunds) of $20.5 million.

Investing Activities
Cash used in investing activities for the three months ended December 31, 2025 increased $2.9 million compared to the prior year period driven by an increase in capital expenditures.
Financing Activities
Cash used in financing activities for the three months ended December 31, 2025 decreased $17.9 million compared to the prior year period, driven by higher borrowings of $145.0 million under our Revolving Credit Facility and lower tax withholding payments related to stock compensation plans of $3.0 million. These cash inflows were partially offset by higher payments of $85.1 million, including broker’s commissions, for the repurchase of our common stock and higher repayments of $45.0 million under our Revolving Credit Facility.
Debt Covenants
The Credit Agreement contains affirmative and negative covenants applicable to us and our restricted subsidiaries customary for agreements of this type, including delivery of financial and other information; compliance with laws; maintenance of property, existence, insurance and books and records; providing inspection rights; obligation to provide collateral and guarantees by certain new subsidiaries; delivery of environmental reports; participation in an annual meeting with the agent and the lenders; further assurances; and limitations with respect to indebtedness, liens, fundamental changes, restrictive agreements, use of proceeds, amendments of organization documents, prepayments and amendments of certain indebtedness, dispositions of assets, acquisitions and other investments, sale leaseback transactions, changes in the nature of business, transactions with affiliates and dividends and redemptions or repurchases of stock. Under the terms of the Credit Agreement, we are also required to comply with a financial covenant requiring us to maintain a total net leverage ratio (as defined in the Credit Agreement) not to exceed 6.00:1.00, measured as of the last day of each fiscal quarter. We were in compliance with the financial covenant as of December 31, 2025, and we do not believe non-compliance is reasonably likely in the foreseeable future.
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
CRITICAL ACCOUNTING ESTIMATES
Our critical accounting estimates are more fully described in our Annual Report on Form 10-K for the year ended September 30, 2025, as filed with the Securities and Exchange Commission (the “SEC”) on November 18, 2025. There have been no significant changes to our critical accounting estimates since September 30, 2025.
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
•significant volatility in the cost or availability of inputs to our business (including freight, raw materials, packaging, energy, labor and other supplies), including as a result of tariffs or inflationary pressures;
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
•significant differences in our actual operating results from any guidance we may give regarding our performance; and
•other risks and uncertainties included under “Risk Factors” in this report and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025, filed with the SEC on November 18, 2025.
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Price Risk
In the ordinary course of business, the Company is exposed to commodity price risks relating to the purchases of raw materials. The Company may use futures contracts and options to manage certain of these exposures when it is practical to do so. A hypothetical 10% adverse change in the underlying market prices of the Company’s principal hedged commodity (non-fat dry milk), reflecting the sensitivity of the Company’s outstanding derivative positions to changes in commodity prices, would have changed the fair value of the Company’s commodity-related derivatives portfolio by approximately $9 million and $12 million as of December 31, 2025 and September 30, 2025, respectively. This volatility analysis ignores changes in the exposures inherent in the underlying hedged transactions. Because the Company does not hold or trade derivatives for speculation or profit, all changes in derivative values are effectively offset by corresponding changes in the underlying commodity exposures.
For additional information regarding the Company’s commodity contracts, see Note 10 within “Notes to Condensed Consolidated Financial Statements.”
Foreign Currency Risk
Related to Active Nutrition International GmbH, whose functional currency is the Euro, the Company is exposed to risks of fluctuations in future cash flows and earnings due to changes in foreign currency exchange rates. Related to Premier Nutrition Company, LLC, a subsidiary of the Company whose functional currency is the U.S. Dollar, the Company is exposed to foreign currency transactional risk as it sells to certain customers in Canadian dollars (“CAD”). The foreign currency balance sheet exposures as a result of these CAD transactions are not expected to result in a significant impact on future earnings or cash flows.
Interest Rate Risk
As of both December 31, 2025 and September 30, 2025, the Company had outstanding principal value indebtedness of $840.0 million related to its 7.00% Senior Notes. Additionally, the Company had outstanding borrowings of $350.0 million and $250.0 million under its Revolving Credit Facility as of December 31, 2025 and September 30, 2025, respectively. Borrowings under the Revolving Credit Facility had a variable interest rate of 5.78% and 6.14% as of December 31, 2025 and September 30, 2025, respectively.
As of December 31, 2025 and September 30, 2025, the fair value of the Company’s debt, excluding any borrowings under its Revolving Credit Facility, was $869.2 million and $869.0 million, respectively. Changes in interest rates impact fixed and variable rate debt differently. For fixed rate debt, a change in interest rates will only impact the fair value of the debt, whereas a change in interest rates on variable rate debt will impact interest expense and cash flows. A hypothetical 10% decrease in interest rates would have changed the fair value of the fixed rate debt by approximately $4 million and $5 million as of December 31, 2025 and September 30, 2025, respectively. A hypothetical 10% increase in interest rates would have had an immaterial impact on both interest expense and interest paid during the three months ended December 31, 2025 and 2024, respectively. For additional information regarding the Company’s debt, see Note 12 within “Notes to Condensed Consolidated Financial Statements.”

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
Changes in Internal Control Over Financial Reporting
There were no significant changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.    OTHER INFORMATION.
ITEM 1.    LEGAL PROCEEDINGS.
The information required under this Item 1 is set forth in Note 13 within “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 of this report, which is incorporated herein by reference. For disclosure of environmental proceedings with a governmental entity as a party pursuant to Item 103(c)(3)(iii) of Regulation S-K, the Company has elected to disclose matters where the Company reasonably believes such proceeding would result in monetary sanctions, exclusive of interest and costs, of $1.0 million or more. Applying this threshold, there are no such environmental proceedings to disclose for the three months ended December 31, 2025.
ITEM 1A.    RISK FACTORS.
In addition to the information set forth elsewhere in this Quarterly Report on Form 10-Q (the “Quarterly Report”), you should carefully consider the risk factors we previously disclosed in our Annual Report on Form 10-K, filed with the SEC on November 18, 2025, as of and for the year ended September 30, 2025 (the “Annual Report”). As of the date of this Quarterly Report, there have been no material changes to the risk factors previously disclosed in the Annual Report. These risks could materially and adversely affect our business, financial condition, results of operations and cash flows. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business, financial condition, results of operations and cash flows.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table sets forth information with respect to repurchases of shares of our common stock during the three months ended December 31, 2025 and our common stock repurchase authorization.

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (b)
October 1, 2025 - October 31, 2025	1,176,132	$34.01	1,176,132	$276,502,949
November 1, 2025 - November 30, 2025	1,405,668	$30.56	1,405,668	$557,048,367
December 1, 2025 - December 31, 2025	450,773	$30.94	450,773	$543,099,452
Total	3,032,573	$31.95	3,032,573	$543,099,452
(a)Does not include broker’s commissions or accrued excise tax, if any.
(b)On September 2, 2025, the Company’s Board of Directors approved a $400,000,000 repurchase authorization with respect to shares of the Company’s common stock (the “Prior Authorization”). The Prior Authorization was effective on September 2, 2025 and had an expiration date of September 2, 2027. On November 19, 2025, the Company’s Board of Directors approved a new $600,000,000 repurchase authorization with respect to shares of the Company’s common stock (the “New Authorization”) and cancelled, effective November 19, 2025, the Prior Authorization. The New Authorization was effective on November 19, 2025 and has an expiration date of November 19, 2027. Repurchases may be made from time to time in the open market, private purchases, through forward, derivative, accelerated repurchase or automatic purchase transactions, or otherwise.
ITEM 5.    OTHER INFORMATION.
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended December 31, 2025, our directors or officers, as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended, adopted or terminated the “Rule 10b5-1 trading arrangements” as defined in Item 408 of Regulation S-K, set forth in the table below:

Type of Trading Arrangement
Name and Position	Date	Action	Rule 10b5-1*	Duration of Plan	Total Shares of Common Stock to be Sold
Darcy H. Davenport President and Chief Executive Officer	12/5/2025	Adopt	X	12/5/2025 to 3/1/2027	Up to 45,616
* Contract, instruction, or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

Leadership Transition
On February 2, 2026, Darcy H. Davenport, President and Chief Executive Officer of BellRing Brands, Inc. (the “Company”), advised the Company’s Board of Directors (the “Board”) of her retirement as President and Chief Executive Officer of the Company upon the earlier of the appointment of her successor or the end of the Company’s 2026 fiscal year (the “Transition Date”). The Company has begun a comprehensive external search process for Ms. Davenport’s successor. Any final succession decision will be determined at a future date and publicly announced.
Ms. Davenport and the Company have entered into a Transition and Advisory Agreement (the “Agreement”), effective February 3, 2026. Pursuant to the Agreement, Ms. Davenport has agreed to be employed by the Company as an advisor beginning on the Transition Date and through the end of calendar year 2028 (the “Advisory Term”). During the Advisory Term, Ms. Davenport will assist with the transition of her duties and provide strategic advice and support to the Board and senior management of the Company.
As compensation during the Advisory Term, Ms. Davenport will receive a base salary of $750,000 per year and be eligible to receive an annual bonus in a target amount of 100% of her base salary. In addition, Ms. Davenport will receive a grant of restricted stock units under the Company’s Amended 2019 Long-Term Incentive Plan with a grant date value of $3,500,000 (the “Transition Award”). The restricted stock units will vest 50% on each of the first and second anniversaries of the grant date, subject to Ms. Davenport’s continued employment. Under the Agreement, if Ms. Davenport’s employment as an Advisor is terminated by the Company without Cause or by Ms. Davenport for Good Reason (each as defined in the Agreement), Ms. Davenport will receive severance consisting of (i) a lump sum payment equal to the base salary payable through the end of the Advisory Term, (ii) a lump sum equal to the bonus that would have been paid to Ms. Davenport had she remained employed through the end of the Advisory Term, (iii) accelerated vesting of the Transition Award, (iv) with respect to any outstanding and unvested performance restricted stock units awards, vesting in such awards at the end of the performance period based on the Company’s achievement of the relevant performance targets and (v) a lump sum cash amount equal to the full cost of Ms. Davenport’s COBRA coverage until the end of the Advisory Term. Ms. Davenport must execute and not revoke a release of claims in favor of the Company to receive the foregoing severance benefits.
The foregoing description of the Agreement is not complete and is qualified in its entirety by reference to the full text of the Agreement, a copy of which is attached as Exhibit 10.27 to this report and incorporated by reference herein.

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

4.2	Form of Note (Incorporated by reference to Exhibit 4.2 to the Company’s Second Form 8-K filed on March 10, 2022, which Exhibit 4.2 is referenced in Exhibit 4.1 to such filing)
*10.25	Stipulation of Settlement dated October 17, 2025 between Premier Nutrition Company, LLC and Mary Beth Montera, individually and on behalf of all others similarly situated
*10.26
Stipulation of Settlement dated October 22, 2025 between Premier Nutrition Company, LLC and each of Patricia Bland, Edward White and Kathleen Sonner, individually and on behalf of all others similarly situated

†*10.27	Transition and Advisory Agreement dated February 3, 2026 between BellRing Brands, Inc. and Darcy H. Davenport
31.1	Certification of Darcy H. Davenport pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 3, 2026
31.2	Certification of Paul A. Rode pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 3, 2026
32.1	Certification of Darcy H. Davenport and Paul A. Rode, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 3, 2026
101
Interactive Data File (Form 10-Q for the quarterly period ended December 31, 2025 filed in iXBRL (Inline eXtensible Business Reporting Language)). The financial information contained in the iXBRL-related documents is “unaudited” and “unreviewed.”

104	The cover page from the Company’s Form 10-Q for the quarterly period ended December 31, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101

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

BELLRING BRANDS, INC.
Date:	February 3, 2026	By:	/s/ Paul A. Rode
Paul A. Rode
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)