Form 10-Q
period 2026-03-31
BELLRING BRANDS, INC.
filed 2026-05-05
CIK 1772016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________
FORM 10-Q
__________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR
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
Common Stock, $0.01 par value per share – 116,277,850 shares as of April 28, 2026

BELLRING BRANDS, INC.
QUARTERLY REPORT ON FORM 10-Q

i

PART I.    FINANCIAL INFORMATION.
ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED).
BELLRING BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Net Sales	$598.7	$588.0	$1,136.0	$1,120.9
Cost of goods sold	437.0	398.2	813.5	731.5
Gross Profit	161.7	189.8	322.5	389.4
Selling, general and administrative expenses	91.5	90.5	169.5	170.6
Amortization of intangible assets	4.2	4.2	8.5	8.4
Operating Profit	66.0	95.1	144.5	210.4
Interest expense, net	20.1	16.5	40.1	30.9
Earnings before Income Taxes	45.9	78.6	104.4	179.5
Income tax expense	12.0	19.9	26.8	43.9
Net Earnings	$33.9	$58.7	$77.6	$135.6

Earnings per Common Share:
Basic	$0.29	$0.46	$0.66	$1.06
Diluted	$0.29	$0.45	$0.65	$1.04

Weighted-Average Common Shares Outstanding:
Basic	117.3	128.2	118.3	128.5
Diluted	117.5	129.9	118.7	130.5
 See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

BELLRING BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in millions)

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Net Earnings	$33.9	$58.7	$77.6	$135.6
Unrealized foreign currency translation adjustments	(0.4)	0.7	(0.4)	(0.7)
Other Comprehensive (Loss) Income	(0.4)	0.7	(0.4)	(0.7)
Total Comprehensive Income	$33.5	$59.4	$77.2	$134.9
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

BELLRING BRANDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions)

	March 31, 2026	September 30, 2025
ASSETS
Current Assets
Cash and cash equivalents	$32.6	$71.8
Restricted cash	0.6	17.3
Receivables, net	272.1	223.4
Inventories	409.1	330.4
Prepaid expenses and other current assets	41.4	22.6
Total Current Assets	755.8	665.5
Property, net	29.7	19.0
Goodwill	65.9	65.9
Intangible assets, net	116.5	125.0
Deferred income taxes	17.7	32.4
Other assets	39.8	33.2
Total Assets	$1,025.4	$941.0

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$140.8	$119.5
Other current liabilities	159.7	163.3
Total Current Liabilities	300.5	282.8
Long-term debt	1,185.0	1,084.3
Deferred income taxes	0.4	0.4
Other liabilities	37.3	27.4
Total Liabilities	1,523.2	1,394.9
Stockholders’ Deficit
Common stock	1.4	1.4
Additional paid-in capital	52.0	48.7
Retained earnings	350.2	272.6
Accumulated other comprehensive loss	(1.4)	(1.0)
Treasury stock, at cost	(900.0)	(775.6)
Total Stockholders’ Deficit	(497.8)	(453.9)
Total Liabilities and Stockholders’ Deficit	$1,025.4	$941.0
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

BELLRING BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Six Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities
Net earnings	$77.6	$135.6
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	9.8	9.2
Non-cash stock-based compensation expense	11.2	11.7
Deferred income taxes	14.6	(2.5)
Unrealized (gain) loss on commodity derivatives	(28.9)	12.5
Other, net	1.8	1.0
Other changes in operating assets and liabilities:
Increase in receivables, net	(49.1)	(45.7)
Increase in inventories	(79.1)	(99.7)
Increase in prepaid expenses and other current assets	(0.4)	(2.7)
(Increase) decrease in other assets	(7.2)	1.8
Increase in accounts payable and other current liabilities	35.4	30.0
Net Cash (Used in) Provided by Operating Activities	(14.3)	51.2

Cash Flows from Investing Activities
Additions to property	(6.0)	(1.9)
Net Cash Used in Investing Activities	(6.0)	(1.9)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	265.0	230.0
Repayments of long-term debt	(165.0)	(110.0)
Purchases of treasury stock	(127.2)	(184.9)
Tax withholding payments related to stock compensation plans	(8.3)	(11.4)
Net Cash Used in Financing Activities	(35.5)	(76.3)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(0.1)	0.1
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(55.9)	(26.9)
Cash, Cash Equivalents and Restricted Cash, Beginning of Year	89.1	71.1
Cash, Cash Equivalents and Restricted Cash, End of Period	$33.2	$44.2
 See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

BELLRING BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (Unaudited)
(in millions)

	As of and for the Three Months Ended March 31,		As of and for the Six Months Ended March 31,
	2026	2025	2026	2025
Common Stock
Beginning and end of period	$1.4	$1.4	$1.4	$1.4
Additional Paid-in Capital
Beginning of period	46.0	32.1	48.7	37.3
Activity under stock and deferred compensation plans	0.2	0.2	(7.9)	(11.1)
Non-cash stock-based compensation expense	5.8	5.6	11.2	11.7
End of period	52.0	37.9	52.0	37.9
Retained Earnings
Beginning of period	316.3	133.3	272.6	56.4
Net earnings	33.9	58.7	77.6	135.6
End of period	350.2	192.0	350.2	192.0
Accumulated Other Comprehensive Loss
Beginning of period	(1.0)	(3.4)	(1.0)	(2.0)
Foreign currency translation adjustments	(0.4)	0.7	(0.4)	(0.7)
End of period	(1.4)	(2.7)	(1.4)	(2.7)
Treasury Stock
Beginning of period	(873.4)	(310.0)	(775.6)	(299.0)
Purchases of treasury stock	(26.6)	(172.7)	(124.4)	(183.7)
End of period	(900.0)	(482.7)	(900.0)	(482.7)
Total Stockholders’ Deficit	$(497.8)	$(254.1)	$(497.8)	$(254.1)
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

NOTE 3 — REVENUE
The following table presents net sales by product.

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Shakes	$498.7	$487.5	$931.1	$927.0
Powders	84.2	88.0	176.3	169.2
Other	15.8	12.5	28.6	24.7
Net Sales	$598.7	$588.0	$1,136.0	$1,120.9
NOTE 4 — RELATED PARTY TRANSACTIONS
Transactions between the Company and Post Holdings, Inc. (“Post”) are considered related party transactions as certain of the Company’s directors serve as officers and/or directors of Post.
MSA Fees and Royalties
The Company used certain functions and services performed by Post under a master services agreement (the “MSA”), which expired during March 2026. These functions and services included finance, internal audit, treasury, information technology support, insurance and tax matters, the use of office and/or data center space, tax compliance services and, prior to January 2025, payroll processing services. All of these functions and services were fully transferred prior to the expiration of the MSA. Fees under the MSA were $0.3 and $1.0 during the three and six months ended March 31, 2026, respectively, and $0.7 and $1.6 during the three and six months ended March 31, 2025, respectively. MSA fees were reported in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations.
The Company licenses certain intellectual property to and from Post and its subsidiaries based upon prices governed by agreements between the Company and Post and its subsidiaries, consistent with prices of similar arm's-length transactions. During both the three and six months ended March 31, 2026 and 2025, royalties paid to and received from Post and its subsidiaries were immaterial.
Co-Packing Agreement
Premier Nutrition Company, LLC (“Premier Nutrition”), a subsidiary of the Company, has a co-packing agreement with Comet Processing, Inc. (“Comet”), a wholly-owned subsidiary of Post (the “Co-Packing Agreement”). Under the Co-Packing Agreement, Premier Nutrition procures certain packaging materials for Comet that Comet utilizes in the production of RTD shakes for Premier Nutrition. The Company purchased $27.1 and $46.5 of RTD shakes from Comet during the three and six months ended March 31, 2026, respectively, and $20.8 and $27.1 of RTD shakes from Comet during the three and six months ended March 31, 2025, respectively.
As of March 31, 2026 and September 30, 2025, the Company had current payables with Post of $2.6 and $3.7, respectively, related to RTD shake purchases and MSA fees, which were included in “Accounts payable” on the Condensed Consolidated Balance Sheets. Current receivables with Post at both March 31, 2026 and September 30, 2025 were immaterial.
NOTE 5 — EARNINGS PER SHARE
Basic earnings per share is based on the average number of shares of common stock outstanding during each period. Diluted earnings per share is based on the average number of shares of common stock used for the basic earnings per share calculation, adjusted for the dilutive effect of stock options and restricted stock units using the “treasury stock” method.

The following table presents the computation of basic and diluted earnings per share.

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Net earnings	$33.9	$58.7	$77.6	$135.6

Weighted-average shares for basic earnings per share	117.3	128.2	118.3	128.5
Effect of dilutive securities:
Stock options	—	0.2	0.1	0.2
Restricted stock units	0.2	0.3	0.2	0.3
Performance-based restricted stock units	—	1.2	0.1	1.5
Weighted-average shares for diluted earnings per share	117.5	129.9	118.7	130.5

Basic earnings per common share	$0.29	$0.46	$0.66	$1.06
Diluted earnings per common share	$0.29	$0.45	$0.65	$1.04
The following table presents the securities that have been excluded from the calculation of weighted-average shares for diluted earnings per share as they were anti-dilutive.

	Three Months Ended March 31,		Six Months Ended March 31,
shares in millions	2026	2025	2026	2025
Restricted stock units	0.5	—	0.3	—
Performance-based restricted stock units	0.5	—	0.4	—
NOTE 6 — INVENTORIES

	March 31, 2026	September 30, 2025
Raw materials and supplies	$64.4	$88.3
Work in process	0.6	0.1
Finished products	344.1	242.0
Inventories	$409.1	$330.4
NOTE 7 — PROPERTY, NET

	March 31, 2026	September 30, 2025
Property, at cost	$45.0	$33.2
Accumulated depreciation	(15.3)	(14.2)
Property, net	$29.7	$19.0
NOTE 8 — GOODWILL
The components of “Goodwill” on the Condensed Consolidated Balance Sheets at both March 31, 2026 and September 30, 2025 are presented in the following table.

Goodwill, gross	$180.7
Accumulated impairment losses	(114.8)
Goodwill	$65.9

NOTE 9 — INTANGIBLE ASSETS, NET

	March 31, 2026			September 30, 2025
	Carrying Amount	Accumulated Amortization	Net Amount	Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	$160.8	$(107.8)	$53.0	$160.8	$(103.4)	$57.4
Trademarks and brands	164.5	(101.0)	63.5	164.5	(96.9)	67.6
Other intangible assets	3.1	(3.1)	—	3.1	(3.1)	—
Intangible assets, net	$328.4	$(211.9)	$116.5	$328.4	$(203.4)	$125.0
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
At March 31, 2026, the Company’s derivative instruments, none of which were designated as hedging instruments under Accounting Standards Codification (“ASC”) Topic 815, “Derivatives and Hedging,” consisted of commodity futures and option contracts which relate to inputs that generally will be utilized within the next twelve months. The notional amounts of the commodity contracts were $120.4 and $136.6 at March 31, 2026 and September 30, 2025, respectively.
The following table presents the balance sheet location and fair value of the Company’s commodity contracts. The Company does not offset derivative assets and liabilities within the Condensed Consolidated Balance Sheets.

	March 31, 2026	September 30, 2025
Prepaid expenses and other current assets	$17.2	$—
Other current liabilities	0.9	12.6
The following table presents the Company’s commodity derivative (gains) losses, which were recorded in “Cost of goods sold” in the Condensed Consolidated Statements of Operations.

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Unrealized (gain) loss on derivatives	$(25.6)	$11.8	$(28.9)	$12.5
Realized loss (gain) on derivatives	2.0	(1.4)	7.1	(2.9)
Total (gain) loss on derivatives	$(23.6)	$10.4	$(21.8)	$9.6
The Company is required to maintain cash margin accounts with clearing brokers in connection with its exchange-traded commodity derivative instruments. As of March 31, 2026, the Company had received cash collateral from counterparties of $12.8, which was recorded within “Other current liabilities” on the Condensed Consolidated Balance Sheets. As of March 31, 2026 and September 30, 2025, the Company had posted cash collateral to counterparties of $0.6 and $17.3, respectively, which was recorded as “Restricted cash” on the Condensed Consolidated Balance Sheets.
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
The Company’s financial assets and liabilities also include cash, cash equivalents and restricted cash, receivables and accounts payable for which the carrying value approximates fair value due to their short maturities (less than 12 months). The Company does not record its long-term debt at fair value on the Condensed Consolidated Balance Sheets. The fair value of any outstanding borrowings under the Revolving Credit Facility (as defined in Note 12) approximated its carrying value. Based on market rates, the fair value (Level 2) of the Company’s debt, excluding any outstanding borrowings under the Revolving Credit Facility, was $842.2 and $869.0 as of March 31, 2026 and September 30, 2025, respectively.

Certain assets and liabilities, including property, goodwill and other intangible assets, are measured at fair value on a non-recurring basis using Level 3 inputs.
NOTE 12 — LONG-TERM DEBT
The following table presents the components of “Long-term debt” on the Condensed Consolidated Balance Sheets.

	March 31, 2026	September 30, 2025
7.00% senior notes maturing in March 2030	$840.0	$840.0
Revolving Credit Facility	350.0	250.0
Total principal amount of debt	$1,190.0	$1,090.0
Less: Debt issuance costs, net	5.0	5.7
Long-term debt	$1,185.0	$1,084.3
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
During the six months ended March 31, 2026, the Company borrowed $265.0 and repaid $165.0 under the Revolving Credit Facility. During the six months ended March 31, 2025, the Company borrowed $230.0 and repaid $110.0 under the Revolving Credit Facility. As of March 31, 2026, the interest rate on the utilized portion of the Revolving Credit Facility was 5.82% and the available borrowing capacity under the Revolving Credit Facility was $147.6, taking into account the $2.4 in outstanding letters of credit, which reduces the amount available for borrowing under the Revolving Credit Facility. As of September 30, 2025, the interest rate on the utilized portion of the Revolving Credit Facility was 6.14% and the available borrowing capacity under the Revolving Credit Facility was $247.6, taking into account the $2.4 in outstanding letters of credit.
Under the terms of the Credit Agreement, the Company is required to maintain a total net leverage ratio (as defined in the Credit Agreement) not to exceed 6.00:1.00, measured as of the last day of each fiscal quarter. The total net leverage ratio of the Company did not exceed this threshold as of March 31, 2026.
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
On October 17, 2025, the parties executed a Stipulation of Settlement in the New York Case (the “New York Settlement”). On October 20, 2025, Plaintiff filed an unopposed motion for preliminary approval of the New York Settlement. On December 5, 2025, the court granted preliminary approval of the New York Settlement and scheduled a final approval hearing. On March 20, 2026, Plaintiff filed an unopposed motion for final approval of the New York Settlement. The final approval hearing is scheduled for May 7, 2026. Pursuant to the terms of the New York Settlement, the Company paid $2.0 into a settlement fund to resolve the New York Case. If the settlement receives final approval and becomes effective, the Company will pay an additional $17.2 into that settlement fund. The New York Settlement does not constitute an admission of liability or wrongdoing by the Company or any of its current or former directors or officers.
On October 22, 2025, the parties executed a Stipulation of Settlement in the California State Case (the “Multistate Settlement”). The Multistate Settlement also encompasses the California Federal Class Lawsuit (which has been consolidated with the California State Case) and the Related Federal Actions (which were added to the California State Case via a stipulated amended complaint pursuant to the terms of the Multistate Settlement) excluding New York and New Mexico. On October 23, 2025, Plaintiffs filed an unopposed motion for preliminary approval of the Multistate Settlement. On January 8, 2026, the court granted preliminary approval of the Multistate Settlement and scheduled a final approval hearing. On March 20, 2026, Plaintiff filed an unopposed motion for final approval of the Multistate Settlement. The final approval hearing is scheduled for May 5, 2026. Pursuant to the terms of the Multistate Settlement, the Company paid $2.0 into a settlement fund to resolve the Multistate Case. Pursuant to the terms of the Multistate Settlement, if the settlement receives final approval and becomes effective, the Company will pay a total of $70.8 into a settlement fund to resolve the California State Case, California Federal Class Lawsuit, and Related Federal Actions excluding New York and New Mexico. The Multistate Settlement does not constitute an admission of liability or wrongdoing by the Company or any of its current or former directors or officers.
On November 12, 2025, the parties entered into a confidential settlement agreement and release in the New Mexico Federal Related Action, which is not subject to court approval. Pursuant to the terms of the settlement agreement, the Company made an immaterial payment to resolve the New Mexico action and plaintiff filed a notice of voluntary dismissal with prejudice on December 15, 2025.
Other than legal fees, no expense related to this litigation was incurred during the three or six months ended March 31, 2026. During the three and six months ended March 31, 2025, the Company expensed $0.9 related to the legal matter and plaintiff legal fees in connection with the Joint Juice litigation, which was included in “Selling, general and administrative expenses” on the Condensed Consolidated Statements of Operations. At March 31, 2026 and September 30, 2025, the Company had an estimated liability of $86.0 and $90.0, respectively, related to these matters that was included in “Other current liabilities” on the Condensed Consolidated Balance Sheets.

Putative Securities Class Action and Related Shareholder Derivative Actions
On January 22, 2026, a putative securities class action captioned Denha v. BellRing Brands, Inc. was filed in the U.S. District Court for the Southern District of New York against the Company and Darcy Horn Davenport, the Company’s President and Chief Executive Officer, and Paul Rode, the Company’s Chief Financial Officer and Treasurer. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 based on alleged misstatements regarding the Company’s financial performance and prospects during the period from November 19, 2024 through August 4, 2025. The plaintiff seeks unspecified compensatory damages, attorneys’ fees and other relief as the court may deem appropriate. The court appointed lead plaintiff and lead counsel on April 10, 2026. On April 13, 2026, the court recaptioned the case In re: BellRing Brands, Inc. Securities Litigation (the “Securities Action”), ordered the lead plaintiff to file an amended complaint by May 8, 2026 and scheduled oral argument on any motion to dismiss for July 16, 2026.
The Company intends to defend the Securities Action vigorously. Given the early stage of this litigation, the Company is unable to predict the outcome or estimate the amount of loss, if any, that may result from the litigation.
On March 18, 2026, William Miller filed a shareholder derivative action in the U.S. District Court for the District of Delaware purportedly on behalf of, and for the benefit of, BellRing Brands, Inc. against Darcy Horn Davenport, Robert V. Vitale, Thomas P. Erickson, Elliot H. Stein, Jr., Jennifer Kuperman Johnson, Chonda J. Nwamu, Shawn W. Conway, and David I. Finkelstein (the “Miller Action”). On March 11, 2026, Joshua Green filed a shareholder derivative action in the U.S. District Court for the Southern District of New York purportedly on behalf of, and for the benefit of, BellRing against the Miller Action defendants, excluding Mr. Finkelstein, and Paul Rode, which complaint was amended on March 12, 2026 and voluntarily dismissed on March 17, 2026. On March 26, 2026, Joshua Green re-filed his shareholder derivative action in the U.S. District Court for the District of Delaware purportedly on behalf of, and for the benefit of, BellRing against the Miller Action defendants, excluding Mr. Finkelstein, and Paul Rode, (the “Green Action,” and, with the Miller Action, the “Related Shareholder Derivative Actions”). The complaints in the Related Shareholder Derivative Actions allege violations of federal securities laws and related state law claims based on allegations substantially similar to the allegations in the Securities Action and seek, among other things, awarding the Company unspecified monetary damages, equitable relief to remedy breaches of fiduciary duties, improvements in the Company's compliance, internal control systems, and corporate governance practices, restitution from the individual defendants and disgorgement of profits, benefits, and other compensation, attorney's fees and expenses, and such other relief as the court deems proper.
Given the early stage of the Related Shareholder Derivative Actions, the Company is unable to predict the outcome or estimate the amount of loss, if any, that may result from them.
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

NOTE 14 — STOCKHOLDERS’ DEFICIT
The following table summarizes the Company’s repurchases of its common stock.

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Shares repurchased	1.2	2.4	4.2	2.5
Average price per share (a)	$22.11	$71.68	$29.18	$71.98
Total share repurchase cost (b)	$26.6	$172.7	$124.4	$183.7
(a)Average price per share excludes any accrued excise tax and broker’s commissions, which are included in “Total share repurchase cost” within this table.
(b)“Purchases of treasury stock” in the Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2026 excluded $1.1 of accrued excise tax that had not been paid as of March 31, 2026 and included $3.9 of accrued excise tax payments that had been accrued in fiscal 2025. “Purchases of treasury stock” in the Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2025 excluded $1.0 of accrued excise tax that had not been paid as of March 31, 2025 and included $2.2 of accrued excise tax payments that had been accrued in prior fiscal years.
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
The following table presents net sales, the significant expense categories reviewed by the CODM and net earnings of the Company.

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Net Sales	$598.7	$588.0	$1,136.0	$1,120.9
Less:
Cost of goods sold	437.0	398.2	813.5	731.5
Advertising expenses	36.3	27.6	48.7	42.7
Amortization of intangible assets	4.2	4.2	8.5	8.4
Other segment expenses (a)	55.2	62.9	120.8	127.9
Interest expense, net	20.1	16.5	40.1	30.9
Income tax expense	12.0	19.9	26.8	43.9
Net Earnings	$33.9	$58.7	$77.6	$135.6
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
Market Trends
During fiscal 2026, input costs, including raw materials, packaging, and manufacturing, have been subject to inflationary pressures, in part due to the impact of tariffs and evolving global trade policies. Existing tariffs, as well as potential future increases or modifications, may further contribute to supply chain disruption, commodity cost volatility and broader economic uncertainty. We have implemented mitigation initiatives, including pricing actions, cost optimization and supply chain adjustments, which we expect to partially offset these pressures. However, if such cost increases persist and we are unable to fully mitigate their impact, they could have a material adverse effect on our results of operations.
In February 2026, a military conflict began in the Middle East. While we do not have operations in the region, the conflict has the potential to disrupt global energy markets, which could result in higher energy prices, increased inflationary pressures, and indirect impacts on global supply chains and consumer demand. We continue to monitor developments in the region and assess potential impacts on our business. At this time, we do not expect the conflict to have a material adverse effect on our results of operations.
For additional discussion, refer to “Liquidity and Capital Resources” and “Cautionary Statement on Forward-Looking Statements” within this section.
RESULTS OF OPERATIONS

	Three Months Ended March 31,		Change in		Six Months Ended March 31,		Change in
dollars in millions	2026	2025	$	%	2026	2025	$	%
Net Sales	$598.7	$588.0	$10.7	2%	$1,136.0	$1,120.9	$15.1	1%

Operating Profit	$66.0	$95.1	$(29.1)	(31)%	$144.5	$210.4	$(65.9)	(31)%
Interest expense, net	20.1	16.5	3.6	22%	40.1	30.9	9.2	30%
Income tax expense	12.0	19.9	(7.9)	(40)%	26.8	43.9	(17.1)	(39)%
Net Earnings	$33.9	$58.7	$(24.8)	(42)%	$77.6	$135.6	$(58.0)	(43)%
Net Sales
Net sales increased $10.7 million, or 2%, during the three months ended March 31, 2026 compared to the prior year period. Sales of Premier Protein products were up $9.0 million, or 2%, on 11% higher volumes. Volumes rose primarily due to increased promotional activity and distribution gains. Average net selling prices decreased due to incremental promotional investment and unfavorable mix. Sales of Dymatize products were down $1.3 million, or 2%, driven by 7% lower volumes and partially offset by higher average net selling prices. Volume decreases were driven by elasticities due to inflation-driven price increases. Average net selling prices increased primarily due to targeted price increases and reduced promotional investment. Sales of all other products were up $3.0 million.
Net sales increased $15.1 million, or 1%, during the six months ended March 31, 2026 compared to the prior year period. Sales of Premier Protein products were up $3.3 million, or less than 1%, on 6% higher volumes. Volumes increased primarily due to increased promotional activity and distribution gains. Average net selling prices decreased due to incremental promotional investment and unfavorable mix. Sales of Dymatize products were up $8.6 million, or 7%, driven by 10% higher volumes primarily due to higher international volumes. Average net selling prices decreased due to unfavorable product mix. Sales of all other products were up $3.2 million.
Operating Profit
Operating profit decreased $29.1 million, or 31%, during the three months ended March 31, 2026, compared to the prior year period. This decrease was primarily driven by lower average net selling prices on Premier Protein products, as previously discussed, higher net product costs of $9.7 million, and increased advertising expenses of $8.7 million. These impacts were partially offset by increased sales volumes on Premier Protein products, as previously discussed, and lower employee-related expenses of $7.5 million. Higher net product costs were primarily driven by higher raw material, manufacturing, and freight costs, including an $11.3 million inventory-related charge associated with a third-party supplied ingredient that did not meet our quality standards, with none of the finished goods released to customers. Higher net product costs were partially offset by a $34.0 million favorable change in (gains) losses on commodity derivatives.
Operating profit decreased $65.9 million, or 31%, during the six months ended March 31, 2026 compared to the prior year period. This decrease was primarily driven by higher net product costs of $45.7 million, lower average net selling prices, as previously discussed, and increased advertising expenses of $6.0 million. These impacts were partially offset by increased sales volumes, as previously discussed, and lower employee-related expenses of $6.8 million. Higher net product costs were primarily driven by higher raw material, manufacturing, and freight costs, including an $11.3 million inventory-related charge associated with a third-party supplied ingredient that did not meet our quality standards, with none of the finished goods released to customers. Higher net product costs were partially offset by a $31.4 million favorable change in (gains) losses on commodity derivatives.
Interest Expense, Net
Interest expense, net increased $3.6 million during the three months ended March 31, 2026 compared to the prior year period primarily due to higher outstanding borrowings under our Revolving Credit Facility (as defined in “Liquidity and Capital Resources” below). The weighted-average interest rate on our total outstanding debt was 6.6% and 7.2% for the three months ended March 31, 2026 and 2025, respectively.
Interest expense, net increased $9.2 million during the six months ended March 31, 2026 compared to the prior year period primarily due to higher outstanding borrowings under our Revolving Credit Facility. The weighted-average interest rate on our total outstanding debt was 6.8% and 7.1% for the six months ended March 31, 2026 and 2025, respectively. See Note 12 within “Notes to Condensed Consolidated Financial Statements” for additional information on our debt.
Income Tax Expense
Our effective income tax rate was 26.1% and 25.3% for the three months ended March 31, 2026 and 2025, respectively, and 25.7% and 24.5% for the six months ended March 31, 2026 and 2025, respectively.
LIQUIDITY AND CAPITAL RESOURCES
During the six months ended March 31, 2026, we borrowed $265.0 million and repaid $165.0 million under our revolving credit facility, which is provided for under our amended credit agreement (the "Credit Agreement") in an aggregate principal amount of $500.0 million (the "Revolving Credit Facility"). As of March 31, 2026, we had $147.6 million of available borrowing capacity, taking into account the $2.4 million letters of credit outstanding under the Revolving Credit Facility, which reduce the amount available for borrowing under the Revolving Credit Facility. Letters of credit are available under the Revolving Credit Facility in an aggregate amount of up to $20.0 million. Our Credit Agreement provides for potential incremental revolving and term facilities at the Company’s request and at the discretion of the lenders or other persons providing such incremental facilities, in each case on terms to be determined, and also permits the Company to incur other secured or unsecured debt, in all cases subject to conditions and limitations as specified in the Credit Agreement.
During the six months ended March 31, 2026, we repurchased 4.2 million shares of our common stock at an average share price of $29.18 per share and at a total cost, including any accrued excise tax and broker’s commissions, of $124.4 million. In addition, during the six months ended March 31, 2026, we paid $3.9 million of excise tax that related to fiscal 2025 share repurchases.
We expect to generate positive cash flows from operations over the next twelve months and believe our cash on hand, cash flows from operations and available borrowing capacity will be sufficient to satisfy our future working capital requirements, purchase commitments, research and development activities, debt repayments (including interest payments), share repurchases and other financing requirements for the foreseeable future. We are currently not aware of any trends or demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, our liquidity increasing or decreasing in any material way that will impact meeting our capital needs during or beyond the next twelve months. Our ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures and other business risk factors. We believe that we have sufficient liquidity and cash on hand to satisfy our cash needs. If we are unable to generate sufficient cash flows from operations, or otherwise to comply with the terms of our credit facilities, we may be required to seek additional financing alternatives.
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
The following table presents select cash flow data, which is discussed below.

	Six Months Ended March 31,
dollars in millions	2026	2025
Cash (used in) provided by:
Operating activities	$(14.3)	$51.2
Investing activities	(6.0)	(1.9)
Financing activities	(35.5)	(76.3)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.1)	0.1
Net decrease in cash, cash equivalents and restricted cash	$(55.9)	$(26.9)
Operating Activities
Cash used in operating activities for the six months ended March 31, 2026 was $14.3 million compared to cash provided by operating activities of $51.2 million for the six months ended March 31, 2025. This decrease was primarily due to lower net earnings, which included noncash gains and losses from commodity derivative remeasurement, and cash outflows related to other assets. These impacts were partially offset by less inventory build in the current year, decreased tax payments (net of refunds) of $17.3 million, and favorable changes related to the timing of payments of trade payables.
Investing Activities
Cash used in investing activities for the six months ended March 31, 2026 increased $4.1 million compared to the prior year period driven by an increase in capital expenditures.
Financing Activities
Cash used in financing activities for the six months ended March 31, 2026 decreased $40.8 million compared to the prior year period, driven by lower payments of $57.7 million, including broker’s commissions, for the repurchase of our common stock, and lower tax withholding payments related to stock compensation plans of $3.1 million. These drivers were partially offset by lower net borrowings of $20.0 million under our Revolving Credit Facility.
Debt Covenants
The Credit Agreement contains affirmative and negative covenants applicable to us and our restricted subsidiaries customary for agreements of this type, including delivery of financial and other information; compliance with laws; maintenance of property, existence, insurance and books and records; providing inspection rights; obligation to provide collateral and guarantees by certain new subsidiaries; delivery of environmental reports; participation in an annual meeting with the agent and the lenders; further assurances; and limitations with respect to indebtedness, liens, fundamental changes, restrictive agreements, use of proceeds, amendments of organization documents, prepayments and amendments of certain indebtedness, dispositions of assets, acquisitions and other investments, sale leaseback transactions, changes in the nature of business, transactions with affiliates and dividends and redemptions or repurchases of stock. Under the terms of the Credit Agreement, we are also required to comply with a financial covenant requiring us to maintain a total net leverage ratio (as defined in the Credit Agreement) not to exceed 6.00:1.00, measured as of the last day of each fiscal quarter. We were in compliance with the financial covenant as of March 31, 2026, and we do not believe non-compliance is reasonably likely in the foreseeable future.

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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Commodity Price Risk
In the ordinary course of business, the Company is exposed to commodity price risks relating to the purchases of raw materials. The Company may use futures contracts and options to manage certain of these exposures when it is practical to do so. A hypothetical 10% adverse change in the underlying market prices of the Company’s principal hedged commodity (non-fat dry milk), reflecting the sensitivity of the Company’s outstanding derivative positions to changes in commodity prices, would have changed the fair value of the Company’s commodity-related derivatives portfolio by approximately $11 million and $12 million as of March 31, 2026 and September 30, 2025, respectively. This volatility analysis ignores changes in the exposures inherent in the underlying hedged transactions. Because the Company does not hold or trade derivatives for speculation or profit, all changes in derivative values are effectively offset by corresponding changes in the underlying commodity exposures.
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
Interest Rate Risk
As of both March 31, 2026 and September 30, 2025, the Company had outstanding principal value indebtedness of $840.0 million related to its 7.00% Senior Notes. Additionally, the Company had outstanding borrowings of $350.0 million and $250.0 million under its Revolving Credit Facility as of March 31, 2026 and September 30, 2025, respectively. Borrowings under the Revolving Credit Facility had a variable interest rate of 5.82% and 6.14% as of March 31, 2026 and September 30, 2025, respectively.
As of March 31, 2026 and September 30, 2025, the fair value of the Company’s debt, excluding any borrowings under its Revolving Credit Facility, was $842.2 million and $869.0 million, respectively. Changes in interest rates impact fixed and variable rate debt differently. For fixed rate debt, a change in interest rates will only impact the fair value of the debt, whereas a change in interest rates on variable rate debt will impact interest expense and cash flows. A hypothetical 10% decrease in interest rates would have changed the fair value of the fixed rate debt by approximately $12 million and $5 million as of March 31, 2026 and September 30, 2025, respectively. A hypothetical 10% increase in interest rates would have had an immaterial impact on both interest expense and interest paid during the three and six months ended March 31, 2026 and 2025, respectively. For additional information regarding the Company’s debt, see Note 12 within “Notes to Condensed Consolidated Financial Statements.”
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
Changes in Internal Control Over Financial Reporting
The Company’s internal control over financial reporting during the quarter ended March 31, 2026 was materially affected by the transition of certain financial reporting controls and the transition to a new consolidation system due to the expiration of the amended and restated master services agreement among the Company, Post, BellRing Intermediate Holdings, Inc. and BellRing Brands, LLC on March 10, 2026. Internal controls transitioned to us and internal controls over the new consolidation system were in place at March 31, 2026, and the Company believes they were operating effectively.
There were no other significant changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.    OTHER INFORMATION.
ITEM 1.    LEGAL PROCEEDINGS.
The information required under this Item 1 is set forth in Note 13 within “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 of this report, which is incorporated herein by reference. For disclosure of environmental proceedings with a governmental entity as a party pursuant to Item 103(c)(3)(iii) of Regulation S-K, the Company has elected to disclose matters where the Company reasonably believes such proceeding would result in monetary sanctions, exclusive of interest and costs, of $1.0 million or more. Applying this threshold, there are no such environmental proceedings to disclose for the three months ended March 31, 2026.
ITEM 1A.    RISK FACTORS.
In addition to the information set forth elsewhere in this Quarterly Report on Form 10-Q (the “Quarterly Report”), you should carefully consider the risk factors we previously disclosed in our Annual Report on Form 10-K, filed with the SEC on November 18, 2025, as of and for the year ended September 30, 2025 (the “Annual Report”).
The following risk factor updates and replaces in its entirety the risk factor titled “We have incurred, and we will continue to incur, additional fees, costs and expenses to create and maintain the corporate infrastructure to operate as a public company, and we have and we will continue to experience increased ongoing costs and expenses in connection with being a public company” included in Part I, Item 1A, “Risk Factors,” of the Annual Report, as previously filed with the Securities and Exchange Commission.
We have incurred, and we will continue to incur, additional fees, costs and expenses to create and maintain the corporate infrastructure to operate as a public company, and we have and we will continue to experience increased ongoing costs and expenses in connection with being a public company.
Prior to our IPO, our business had historically used some of Post’s corporate infrastructure and services to support our business functions. The expenses related to establishing and maintaining this infrastructure had been spread across all of Post’s businesses and charged to us on a cost-allocation basis. The services historically provided to us by Post included, but were not limited to, finance, information technology, legal, human resources, quality, supply chain and purchasing functions. Following our IPO, we continued to receive some of these services pursuant to a master services agreement with Post, and in connection with the Spin-off, we, Post, BellRing Intermediate Holdings, Inc. and BellRing Brands, LLC entered into an amended and restated master services agreement, which was further amended in fiscal 2023. Under the amended and restated master services agreement, Post provided certain of the above described services until the amended and restated master services agreement expired on March 10, 2026. There can be no assurance that all of the functions provided to us by Post under the amended and restated master services agreement were successfully executed by Post during the term of the amended and restated master services agreement or that the transition from Post to us of all of the functions provided to us by Post under the amended and restated master services agreement were successfully executed. Specifically, effective internal control over financial reporting is necessary for us to provide reliable financial reports. If we fail to properly and efficiently maintain effective internal control over financial reporting, we could fail to report our financial results accurately.
As of the date of this Quarterly Report, other than as set forth above, there have been no material changes to the risk factors previously disclosed in the Annual Report. These risks could materially and adversely affect our business, financial condition, results of operations and cash flows. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business, financial condition, results of operations and cash flows.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table sets forth information with respect to repurchases of shares of our common stock during the three months ended March 31, 2026 and our common stock repurchase authorization.

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (b)
January 1, 2026 - January 31, 2026	832,590	$24.02	832,590	$523,099,449
February 1, 2026 - February 28, 2026	73,915	$18.01	73,915	$521,768,431
March 1, 2026 - March 31, 2026	280,524	$17.53	280,524	$516,851,534
Total	1,187,029	$22.11	1,187,029	$516,851,534
(a)Does not include broker’s commissions or accrued excise tax, if any.
(b)On November 19, 2025, the Company’s Board of Directors approved a $600,000,000 repurchase authorization with respect to shares of the Company’s common stock (the “Authorization”). The Authorization was effective on November 19, 2025 and has an expiration date of November 19, 2027. Repurchases may be made from time to time in the open market, private purchases, through forward, derivative, accelerated repurchase or automatic purchase transactions, or otherwise.
ITEM 5.    OTHER INFORMATION.
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended March 31, 2026, our directors or officers, as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended, adopted or terminated the “Rule 10b5-1 trading arrangements” as defined in Item 408 of Regulation S-K, set forth in the table below:

Type of Trading Arrangement
Name and Position	Date	Action	Rule 10b5-1*	Duration of Plan	Total Shares of Common Stock to be Sold
Darcy H. Davenport President and Chief Executive Officer	2/24/2026	Terminate	X	12/5/2025 to 3/1/2027	Up to 45,616
Douglas Cornille Chief Growth Officer	2/25/2026	Terminate	X	6/4/2025 to 6/4/2026	Up to 15,880
Robin Singh Chief Supply Chain Officer	2/25/2026	Terminate	X	8/20/2025 to 8/20/2026	Up to 2,500
Darcy H. Davenport President and Chief Executive Officer	3/6/2026	Adopt	X	3/6/2026 to 5/31/2027	Up to 45,616
* Contract, instruction, or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

ITEM 6.    EXHIBITS.
The following exhibits are either provided with this Form 10-Q or are incorporated herein by reference.

Exhibit No.	Description
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

4.2	Form of Note (Incorporated by reference to Exhibit 4.2 to the Company’s Second Form 8-K filed on March 10, 2022, which Exhibit 4.2 is referenced in Exhibit 4.1 to such filing)
31.1	Certification of Darcy H. Davenport pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 5, 2026
31.2	Certification of Paul A. Rode pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 5, 2026
32.1	Certification of Darcy H. Davenport and Paul A. Rode, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 5, 2026
101
Interactive Data File (Form 10-Q for the quarterly period ended March 31, 2026 filed in iXBRL (Inline eXtensible Business Reporting Language)). The financial information contained in the iXBRL-related documents is “unaudited” and “unreviewed.”

104	The cover page from the Company’s Form 10-Q for the quarterly period ended March 31, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101

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

BELLRING BRANDS, INC.
Date:	May 5, 2026	By:	/s/ Paul A. Rode
Paul A. Rode
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)