Form 10-Q
period 2026-06-30
BELLRING BRANDS, INC.
filed 2026-08-04
CIK 1772016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________
FORM 10-Q
__________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR
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
Common Stock, $0.01 par value per share – 116,278,194 shares as of July 28, 2026

BELLRING BRANDS, INC.
QUARTERLY REPORT ON FORM 10-Q

i

PART I.    FINANCIAL INFORMATION.
ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED).
BELLRING BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Net Sales	$570.4	$547.5	$1,706.4	$1,668.4
Cost of goods sold	407.1	353.9	1,220.6	1,085.4
Gross Profit	163.3	193.6	485.8	583.0
Selling, general and administrative expenses	93.7	144.5	263.2	315.1
Amortization of intangible assets	4.2	4.3	12.7	12.7
Operating Profit	65.4	44.8	209.9	255.2
Interest expense, net	19.9	18.4	60.0	49.3
Earnings before Income Taxes	45.5	26.4	149.9	205.9
Income tax expense	11.3	5.4	38.1	49.3
Net Earnings	$34.2	$21.0	$111.8	$156.6

Earnings per Common Share:
Basic	$0.29	$0.17	$0.95	$1.22
Diluted	$0.29	$0.16	$0.95	$1.21

Weighted-Average Common Shares Outstanding:
Basic	116.4	126.6	117.7	127.9
Diluted	116.6	128.0	118.0	129.7
 See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

BELLRING BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in millions)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Net Earnings	$34.2	$21.0	$111.8	$156.6
Unrealized foreign currency translation adjustments	(0.1)	1.8	(0.5)	1.1
Other Comprehensive (Loss) Income	(0.1)	1.8	(0.5)	1.1
Total Comprehensive Income	$34.1	$22.8	$111.3	$157.7
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

BELLRING BRANDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions)

	June 30, 2026	September 30, 2025
ASSETS
Current Assets
Cash and cash equivalents	$50.4	$71.8
Restricted cash	0.6	17.3
Receivables, net	216.3	223.4
Inventories	480.6	330.4
Prepaid expenses and other current assets	31.6	22.6
Total Current Assets	779.5	665.5
Property, net	30.5	19.0
Goodwill	65.9	65.9
Intangible assets, net	112.2	125.0
Deferred income taxes	24.9	32.4
Other assets	39.1	33.2
Total Assets	$1,052.1	$941.0

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$167.7	$119.5
Other current liabilities	178.1	163.3
Total Current Liabilities	345.8	282.8
Long-term debt	1,135.3	1,084.3
Deferred income taxes	0.4	0.4
Other liabilities	37.8	27.4
Total Liabilities	1,519.3	1,394.9
Stockholders’ Deficit
Common stock	1.4	1.4
Additional paid-in capital	58.6	48.7
Retained earnings	384.4	272.6
Accumulated other comprehensive loss	(1.5)	(1.0)
Treasury stock, at cost	(910.1)	(775.6)
Total Stockholders’ Deficit	(467.2)	(453.9)
Total Liabilities and Stockholders’ Deficit	$1,052.1	$941.0
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

BELLRING BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Nine Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities
Net earnings	$111.8	$156.6
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	15.0	13.8
Non-cash stock-based compensation expense	17.6	16.9
Deferred income taxes	7.4	(21.0)
Unrealized (gain) loss on commodity derivatives	(15.0)	7.4
Other, net	1.8	0.1
Other changes in operating assets and liabilities:
Decrease (increase) in receivables, net	6.6	(21.8)
Increase in inventories	(150.7)	(128.3)
Increase in prepaid expenses and other current assets	(2.3)	(12.4)
(Increase) decrease in other assets	(5.6)	1.3
Increase in accounts payable and other current liabilities	78.4	78.9
Net Cash Provided by Operating Activities	65.0	91.5

Cash Flows from Investing Activities
Additions to property	(8.1)	(3.7)
Net Cash Used in Investing Activities	(8.1)	(3.7)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	325.0	360.0
Repayments of long-term debt	(275.0)	(185.0)
Purchases of treasury stock	(137.2)	(267.9)
Tax withholding payments related to stock compensation plans	(8.3)	(11.5)
Net Cash Used in Financing Activities	(95.5)	(104.4)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	0.5	0.4
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(38.1)	(16.2)
Cash, Cash Equivalents and Restricted Cash, Beginning of Year	89.1	71.1
Cash, Cash Equivalents and Restricted Cash, End of Period	$51.0	$54.9
 See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

BELLRING BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (Unaudited)
(in millions)

	As of and for the Three Months Ended June 30,		As of and for the Nine Months Ended June 30,
	2026	2025	2026	2025
Common Stock
Beginning and end of period	$1.4	$1.4	$1.4	$1.4
Additional Paid-in Capital
Beginning of period	52.0	37.9	48.7	37.3
Activity under stock and deferred compensation plans	0.2	0.1	(7.7)	(11.0)
Non-cash stock-based compensation expense	6.4	5.2	17.6	16.9
End of period	58.6	43.2	58.6	43.2
Retained Earnings
Beginning of period	350.2	192.0	272.6	56.4
Net earnings	34.2	21.0	111.8	156.6
End of period	384.4	213.0	384.4	213.0
Accumulated Other Comprehensive Loss
Beginning of period	(1.4)	(2.7)	(1.0)	(2.0)
Foreign currency translation adjustments	(0.1)	1.8	(0.5)	1.1
End of period	(1.5)	(0.9)	(1.5)	(0.9)
Treasury Stock
Beginning of period	(900.0)	(482.7)	(775.6)	(299.0)
Purchases of treasury stock	(10.1)	(83.9)	(134.5)	(267.6)
End of period	(910.1)	(566.6)	(910.1)	(566.6)
Total Stockholders’ Deficit	$(467.2)	$(309.9)	$(467.2)	$(309.9)
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

NOTE 3 — REVENUE
The following table presents net sales by product.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Shakes	$443.3	$438.3	$1,374.4	$1,365.3
Powders	108.6	92.4	284.9	261.6
Other	18.5	16.8	47.1	41.5
Net Sales	$570.4	$547.5	$1,706.4	$1,668.4
NOTE 4 — RELATED PARTY TRANSACTIONS
Transactions between the Company and Post Holdings, Inc. (“Post”) are considered related party transactions as certain of the Company’s directors serve as officers and/or directors of Post.
MSA Fees and Royalties
The Company used certain functions and services performed by Post under a master services agreement (the “MSA”), which expired during March 2026. These functions and services included finance, internal audit, treasury, information technology support, insurance and tax matters, the use of office and/or data center space, tax compliance services and, prior to January 2025, payroll processing services. All of these functions and services were fully transferred prior to the expiration of the MSA. No fees were incurred under the MSA during the three months ended June 30, 2026, compared to $0.7 during the three months ended June 30, 2025. Fees under the MSA were $1.0 and $2.3 during the nine months ended June 30, 2026 and 2025, respectively. MSA fees were reported in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations.
The Company licenses certain intellectual property to and from Post and its subsidiaries based upon prices governed by agreements between the Company and Post and its subsidiaries, consistent with prices of similar arm's-length transactions. During both the three and nine months ended June 30, 2026 and 2025, royalties paid to and received from Post and its subsidiaries were immaterial.
Co-Packing Agreement
Premier Nutrition Company, LLC (“Premier Nutrition”), a subsidiary of the Company, has a co-packing agreement with Comet Processing, Inc. (“Comet”), a wholly-owned subsidiary of Post (the “Co-Packing Agreement”). Under the Co-Packing Agreement, Premier Nutrition procures certain packaging materials for Comet that Comet utilizes in the production of RTD shakes for Premier Nutrition. The Company purchased $34.1 and $80.6 of RTD shakes from Comet during the three and nine months ended June 30, 2026, respectively, and $17.1 and $44.2 of RTD shakes from Comet during the three and nine months ended June 30, 2025, respectively.
As of June 30, 2026 and September 30, 2025, the Company had current payables with Post and its subsidiaries of $15.0 and $3.7, respectively, related to RTD shake purchases and MSA fees, which were included in “Accounts payable” on the Condensed Consolidated Balance Sheets. Current receivables with Post and its subsidiaries at both June 30, 2026 and September 30, 2025 were immaterial.
NOTE 5 — EARNINGS PER SHARE
Basic earnings per share is based on the average number of shares of common stock outstanding during each period. Diluted earnings per share is based on the average number of shares of common stock used for the basic earnings per share calculation, adjusted for the dilutive effect of stock options and restricted stock units using the “treasury stock” method.

The following table presents the computation of basic and diluted earnings per share.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Net earnings	$34.2	$21.0	$111.8	$156.6

Weighted-average shares for basic earnings per share	116.4	126.6	117.7	127.9
Effect of dilutive securities:
Stock options	—	0.2	—	0.2
Restricted stock units	0.2	0.2	0.2	0.3
Performance-based restricted stock units	—	1.0	0.1	1.3
Weighted-average shares for diluted earnings per share	116.6	128.0	118.0	129.7

Basic earnings per common share	$0.29	$0.17	$0.95	$1.22
Diluted earnings per common share	$0.29	$0.16	$0.95	$1.21
The following table presents the securities that have been excluded from the calculation of weighted-average shares for diluted earnings per share as they were anti-dilutive.

	Three Months Ended June 30,		Nine Months Ended June 30,
shares in millions	2026	2025	2026	2025
Stock options	0.2	—	0.1	—
Restricted stock units	0.7	—	0.4	—
Performance-based restricted stock units	0.5	—	0.4	—
NOTE 6 — INVENTORIES

	June 30, 2026	September 30, 2025
Raw materials and supplies	$70.4	$88.3
Work in process	0.3	0.1
Finished products	409.9	242.0
Inventories	$480.6	$330.4
NOTE 7 — PROPERTY, NET

	June 30, 2026	September 30, 2025
Property, at cost	$46.6	$33.2
Accumulated depreciation	(16.1)	(14.2)
Property, net	$30.5	$19.0
NOTE 8 — GOODWILL
The components of “Goodwill” on the Condensed Consolidated Balance Sheets at both June 30, 2026 and September 30, 2025 are presented in the following table.

Goodwill, gross	$180.7
Accumulated impairment losses	(114.8)
Goodwill	$65.9

NOTE 9 — INTANGIBLE ASSETS, NET

	June 30, 2026			September 30, 2025
	Carrying Amount	Accumulated Amortization	Net Amount	Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	$160.7	$(109.9)	$50.8	$160.8	$(103.4)	$57.4
Trademarks and brands	164.5	(103.1)	61.4	164.5	(96.9)	67.6
Other intangible assets	3.1	(3.1)	—	3.1	(3.1)	—
Intangible assets, net	$328.3	$(216.1)	$112.2	$328.4	$(203.4)	$125.0
NOTE 10 — DERIVATIVE FINANCIAL INSTRUMENTS
In the ordinary course of business, the Company is exposed to commodity price risks relating to the purchases of raw materials. The Company utilizes exchange-traded derivative instruments, such as futures and option contracts, as well as over-the-counter swap contracts to manage certain of these exposures by hedging when it is practical to do so. The Company does not hold or issue financial instruments for speculative or trading purposes.
At June 30, 2026, the Company’s derivative instruments, none of which were designated as hedging instruments under Accounting Standards Codification (“ASC”) Topic 815, “Derivatives and Hedging,” consisted of commodity futures, option, and swap contracts which relate to inputs that generally will be utilized within the next twelve months. The notional amounts of the commodity contracts were $168.1 and $136.6 at June 30, 2026 and September 30, 2025, respectively.
The following table presents the balance sheet location and fair value of the Company’s commodity contracts. The Company does not offset derivative assets and liabilities within the Condensed Consolidated Balance Sheets.

	June 30, 2026	September 30, 2025
Prepaid expenses and other current assets	$6.5	$—
Other current liabilities	4.1	12.6
The following table presents the Company’s commodity derivative (gains) losses, which were recorded in “Cost of goods sold” in the Condensed Consolidated Statements of Operations.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Unrealized loss (gain) on derivatives	$13.9	$(5.1)	$(15.0)	$7.4
Realized (gain) loss on derivatives	(14.4)	4.1	(7.3)	1.2
Total (gain) loss on derivatives	$(0.5)	$(1.0)	$(22.3)	$8.6
The Company is required to maintain cash margin accounts with clearing brokers in connection with its exchange-traded commodity derivative instruments. As of June 30, 2026, the Company had received cash collateral from counterparties of $2.3, which was recorded within “Other current liabilities” on the Condensed Consolidated Balance Sheets. As of June 30, 2026 and September 30, 2025, the Company had posted cash collateral to counterparties of $0.6 and $17.3, respectively, which was recorded as “Restricted cash” on the Condensed Consolidated Balance Sheets.
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
The Company’s financial assets and liabilities also include cash, cash equivalents and restricted cash, receivables and accounts payable for which the carrying value approximates fair value due to their short maturities (less than 12 months). The Company does not record its long-term debt at fair value on the Condensed Consolidated Balance Sheets. The fair value of any outstanding borrowings under the Revolving Credit Facility (as defined in Note 12) approximated its carrying value. Based on market rates, the fair value (Level 2) of the Company’s debt, excluding any outstanding borrowings under the Revolving Credit Facility, was $840.2 and $869.0 as of June 30, 2026 and September 30, 2025, respectively.

Certain assets and liabilities, including property, goodwill and other intangible assets, are measured at fair value on a non-recurring basis using Level 3 inputs.
NOTE 12 — LONG-TERM DEBT
The following table presents the components of “Long-term debt” on the Condensed Consolidated Balance Sheets.

	June 30, 2026	September 30, 2025
7.00% senior notes maturing in March 2030	$840.0	$840.0
Revolving Credit Facility	300.0	250.0
Total principal amount of debt	$1,140.0	$1,090.0
Less: Debt issuance costs, net	4.7	5.7
Long-term debt	$1,135.3	$1,084.3
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
During the nine months ended June 30, 2026, the Company borrowed $325.0 and repaid $275.0 under the Revolving Credit Facility. During the nine months ended June 30, 2025, the Company borrowed $360.0 and repaid $185.0 under the Revolving Credit Facility. As of June 30, 2026, the interest rate on the utilized portion of the Revolving Credit Facility was 5.62% and the available borrowing capacity under the Revolving Credit Facility was $197.6, taking into account the $2.4 in outstanding letters of credit, which reduces the amount available for borrowing under the Revolving Credit Facility. As of September 30, 2025, the interest rate on the utilized portion of the Revolving Credit Facility was 6.14% and the available borrowing capacity under the Revolving Credit Facility was $247.6, taking into account the $2.4 in outstanding letters of credit.
Under the terms of the Credit Agreement, the Company is required to maintain a total net leverage ratio (as defined in the Credit Agreement) not to exceed 6.00:1.00, measured as of the last day of each fiscal quarter. The total net leverage ratio of the Company did not exceed this threshold as of June 30, 2026.
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
On October 17, 2025, the parties executed a Stipulation of Settlement in the New York Case (the “New York Settlement”). On October 20, 2025, Plaintiff filed an unopposed motion for preliminary approval of the New York Settlement. On December 5, 2025, the court granted preliminary approval of the New York Settlement and, on May 14, 2026, the court granted final approval of the New York Settlement. Pursuant to the terms of the New York Settlement, the Company paid $2.0 into a settlement fund and, on or before August 10, 2026, the Company will pay an additional $17.2 into that settlement fund to resolve the New York Case. The New York Settlement does not constitute an admission of liability or wrongdoing by the Company or any of its current or former directors or officers.
On October 22, 2025, the parties executed a Stipulation of Settlement in the California State Case (the “Multistate Settlement”). The Multistate Settlement also encompasses the California Federal Class Lawsuit (which has been consolidated with the California State Case) and the Related Federal Actions (which were added to the California State Case via a stipulated amended complaint pursuant to the terms of the Multistate Settlement) excluding New York and New Mexico. On October 23, 2025, Plaintiffs filed an unopposed motion for preliminary approval of the Multistate Settlement. On January 8, 2026, the court granted preliminary approval of the Multistate Settlement and, on May 26, 2026, the court granted final approval of the Multistate Settlement. Pursuant to the terms of the Multistate Settlement, the Company paid $2.0 into a settlement fund and, on or before August 10, 2026, the Company will pay an additional $68.8 into a settlement fund to resolve the California State Case, California Federal Class Lawsuit, and Related Federal Actions excluding New York and New Mexico. The Multistate Settlement does not constitute an admission of liability or wrongdoing by the Company or any of its current or former directors or officers.
On November 12, 2025, the parties entered into a confidential settlement agreement and release in the New Mexico Federal Related Action, which is not subject to court approval. Pursuant to the terms of the settlement agreement, the Company made an immaterial payment to resolve the New Mexico action and plaintiff filed a notice of voluntary dismissal with prejudice on December 15, 2025.
Other than legal fees, no expense related to this litigation was incurred during the three or nine months ended June 30, 2026. During the three and nine months ended June 30, 2025, the Company expensed $68.1 and $69.0, respectively, related to the legal matter and plaintiff legal fees in connection with the Joint Juice litigation, which was included in “Selling, general and administrative expenses” on the Condensed Consolidated Statements of Operations. At June 30, 2026 and September 30, 2025, the Company had an estimated liability of $86.0 and $90.0, respectively, related to these matters that was included in “Other current liabilities” on the Condensed Consolidated Balance Sheets.

Putative Securities Class Action and Consolidated Derivative Action
On January 22, 2026, a putative securities class action captioned Denha v. BellRing Brands, Inc. was filed in the U.S. District Court for the Southern District of New York against the Company and Darcy Horn Davenport, the Company’s then-President and Chief Executive Officer, and Paul Rode, the Company’s Chief Financial Officer and Treasurer. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 based on alleged misstatements regarding the Company’s financial performance and prospects during the period from November 19, 2024 through August 4, 2025. The plaintiff sought unspecified compensatory damages, attorneys’ fees and other relief as the court may deem appropriate. The court appointed lead plaintiff and lead counsel on April 10, 2026. On April 13, 2026, the court recaptioned the case In re: BellRing Brands, Inc. Securities Litigation (the “Securities Action”). On May 8, 2026, the lead plaintiff filed an amended complaint that added Robert V. Vitale, Chairman of the Company’s Board of Directors, as a defendant and expanded the alleged class period to August 6, 2024 through May 4, 2026. Briefing on the defendants’ motion to dismiss the amended complaint has been completed, and the court heard oral argument on the motion on July 16, 2026. On July 28, 2026, the Court granted in part and denied in part defendant’s motion to dismiss.
The Company has been and continues to defend the Securities Action vigorously. Given the early stage of this litigation, the Company is unable to predict the outcome or estimate the amount of loss, if any, that may result from the litigation.
On March 18, 2026, William Miller filed a shareholder derivative action in the U.S. District Court for the District of Delaware purportedly on behalf of, and for the benefit of, BellRing Brands, Inc. against Darcy Horn Davenport (the Company’s then-President and Chief Executive Officer), Robert V. Vitale, Thomas P. Erickson, Elliot H. Stein, Jr., Jennifer Kuperman Johnson, Chonda J. Nwamu, Shawn W. Conway, and David I. Finkelstein (the “Miller Action”). On March 11, 2026, Joshua Green filed a shareholder derivative action in the U.S. District Court for the Southern District of New York purportedly on behalf of, and for the benefit of, BellRing against the Miller Action defendants, excluding Mr. Finkelstein, and Paul Rode, which complaint was amended on March 12, 2026 and voluntarily dismissed on March 17, 2026. On March 26, 2026, Joshua Green re-filed his shareholder derivative action in the U.S. District Court for the District of Delaware purportedly on behalf of, and for the benefit of, BellRing against the Miller Action defendants, excluding Mr. Finkelstein, and Paul Rode, (the “Green Action,” and, with the Miller Action, the “Related Shareholder Derivative Actions”). The complaints in the Related Shareholder Derivative Actions allege violations of federal securities laws and related state law claims based on allegations substantially similar to the allegations in the Securities Action and seek, among other things, awarding the Company unspecified monetary damages, equitable relief to remedy breaches of fiduciary duties, improvements in the Company's compliance, internal control systems, and corporate governance practices, restitution from the individual defendants and disgorgement of profits, benefits, and other compensation, attorney's fees and expenses, and such other relief as the court deems proper. On May 5, 2026, the U.S. District Court for the District of Delaware entered a stipulation and order consolidating the Miller Action and the Green Action into a single action captioned In re BellRing Brands, Inc., Stockholder Derivative Litigation, Lead Case No. 1:26-cv-00294-MN (the “Consolidated Derivative Action”), and staying all proceedings in the Consolidated Derivative Action while the motion to dismiss in the Securities Action is pending.
Given the early stage of the Consolidated Derivative Action, the Company is unable to predict the outcome or estimate the amount of loss, if any, that may result from it.
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

NOTE 14 — STOCKHOLDERS’ DEFICIT
The following table summarizes the Company’s repurchases of its common stock.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Shares repurchased	0.64	1.27	4.86	3.81
Average price per share (a)	$15.66	$65.07	$27.41	$69.67
Total share repurchase cost (b)	$10.1	$83.9	$134.5	$267.6
(a)Average price per share excludes any accrued excise tax and broker’s commissions, which are included in “Total share repurchase cost” within this table.
(b)“Purchases of treasury stock” in the Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2026 excluded $1.2 of accrued excise tax that had not been paid as of June 30, 2026 and included $3.9 of accrued excise tax payments that had been accrued in fiscal 2025. “Purchases of treasury stock” in the Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2025 excluded $1.9 of accrued excise tax that had not been paid as of June 30, 2025 and included $2.2 of accrued excise tax payments that had been accrued in prior fiscal years.
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
The following table presents net sales, the significant expense categories reviewed by the CODM and net earnings of the Company.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Net Sales	$570.4	$547.5	$1,706.4	$1,668.4
Less:
Cost of goods sold	407.1	353.9	1,220.6	1,085.4
Advertising expenses	23.1	16.4	71.8	59.1
Amortization of intangible assets	4.2	4.3	12.7	12.7
Other segment expenses (a)	70.6	128.1	191.4	256.0
Interest expense, net	19.9	18.4	60.0	49.3
Income tax expense	11.3	5.4	38.1	49.3
Net Earnings	$34.2	$21.0	$111.8	$156.6
(a)Other segment expenses includes employee-related expenses, marketing and distribution, outside professional services, research and development, depreciation and other general expenses.

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
Market Trends
During fiscal 2026, input costs, including raw materials, packaging, manufacturing, and freight have been subject to inflationary pressures, in part due to the impact of tariffs, evolving global trade policies, and logistical constraints. Existing tariffs, as well as potential future increases or modifications, may further contribute to supply chain disruption, commodity cost volatility and broader economic uncertainty. We have implemented mitigation initiatives, including pricing actions, cost optimization, supply chain adjustments, and inventory optimization actions, which may only partially offset these pressures. However, if such cost increases persist and we are unable to fully mitigate their impact, they could have a material adverse effect on our results of operations.
In February 2026, a military conflict began in the Middle East. While we do not have operations in the region, the conflict has disrupted global energy markets, which has resulted in higher energy prices and increased inflationary pressures. A prolonged conflict has the potential to disrupt global supply chains and consumer demand. We continue to monitor developments in the region and assess potential impacts on our business. At this time, we do not expect the conflict to have a material adverse effect on our results of operations.
For additional discussion, refer to “Liquidity and Capital Resources” and “Cautionary Statement on Forward-Looking Statements” within this section.

Items Affecting Comparability
During the three and nine months ended June 30, 2026 and 2025, operating profit was impacted by the following item:
•Provision for legal matters of $68.1 million and $69.0 million for the three and nine months ended June 30, 2025, respectively, which was included in “Selling, general and administrative expenses” on the Condensed Consolidated Statements of Operations. For additional information, refer to Note 13 within “Notes to Consolidated Financial Statements” in Item 1 of this report.
For further discussion, refer to “Results of Operations” below.
RESULTS OF OPERATIONS

	Three Months Ended June 30,		Change in		Nine Months Ended June 30,		Change in
dollars in millions	2026	2025	$	%	2026	2025	$	%
Net Sales	$570.4	$547.5	$22.9	4%	$1,706.4	$1,668.4	$38.0	2%

Operating Profit	$65.4	$44.8	$20.6	46%	$209.9	$255.2	$(45.3)	(18)%
Interest expense, net	19.9	18.4	1.5	8%	60.0	49.3	10.7	22%
Income tax expense	11.3	5.4	5.9	109%	38.1	49.3	(11.2)	(23)%
Net Earnings	$34.2	$21.0	$13.2	63%	$111.8	$156.6	$(44.8)	(29)%
Net Sales
Net sales increased $22.9 million, or 4%, during the three months ended June 30, 2026 compared to the prior year period. Sales of Premier Protein products were up $3.1 million, or 1%, on 2% higher volumes and partially offset by lower average net selling prices. Volumes rose primarily due to distribution gains. Average net selling prices decreased due to incremental promotional investment. Sales of Dymatize products were up $18.5 million, or 27%, driven by 21% higher average net selling prices and higher volumes. Average net selling prices increased primarily due to targeted price increases. Volume increases were driven by international distribution gains. Sales of all other products were up $1.3 million.
Net sales increased $38.0 million, or 2%, during the nine months ended June 30, 2026 compared to the prior year period. Sales of Premier Protein products were up $6.4 million, or less than 1%, on 5% higher volumes and partially offset by lower average net selling prices. Volumes increased primarily due to increased promotional activity and distribution gains. Average net selling prices decreased due to incremental promotional investment and unfavorable mix. Sales of Dymatize products were up $27.1 million, or 14%, driven by 9% higher volumes and higher average net selling prices. Volumes increased primarily due to international business growth. In addition, average net selling prices increased due to targeted price increases. Sales of all other products were up $4.5 million.
Operating Profit
Operating profit increased $20.6 million, or 46%, during the three months ended June 30, 2026, compared to the prior year period. This increase was primarily attributable to a $68.1 million provision for legal matters in the prior year period, and higher net sales, as previously discussed. These impacts were partially offset by higher net product costs of $48.6 million, increased advertising expenses of $6.7 million, and $5.4 million of reorganization charges. Higher net product costs were primarily driven by higher raw material, manufacturing, and freight costs, including a $10.0 million charge related to a finished products inventory reserve.
Operating profit decreased $45.3 million, or 18%, during the nine months ended June 30, 2026 compared to the prior year period. This decrease was primarily driven by higher net product costs of $94.3 million, increased advertising expenses of $12.7 million, and $5.9 million of reorganization charges. Higher net product costs were primarily driven by higher manufacturing, raw material, and freight costs, including an $11.3 million inventory-related charge associated with a third-party supplied ingredient that did not meet our quality requirements and a $10.0 million charge related to a finished products inventory reserve. These higher net product costs were partially offset by a $30.9 million favorable change in (gains) losses on commodity derivatives. The negative impacts on operating profit were partially offset by a $69.0 million provision for legal matters in the prior year period, and higher net sales, as previously discussed.

Interest Expense, Net
Interest expense, net increased $1.5 million during the three months ended June 30, 2026 compared to the prior year period primarily due to higher outstanding borrowings under our Revolving Credit Facility (as defined in “Liquidity and Capital Resources” below). The weighted-average interest rate on our total outstanding debt was 6.7% and 7.4% for the three months ended June 30, 2026 and 2025, respectively.
Interest expense, net increased $10.7 million during the nine months ended June 30, 2026 compared to the prior year period primarily due to higher outstanding borrowings under our Revolving Credit Facility. The weighted-average interest rate on our total outstanding debt was 6.7% and 7.2% for the nine months ended June 30, 2026 and 2025, respectively. See Note 12 within “Notes to Condensed Consolidated Financial Statements” for additional information on our debt.
Income Tax Expense
Our effective income tax rate was 24.8% and 20.5% for the three months ended June 30, 2026 and 2025, respectively, and 25.4% and 23.9% for the nine months ended June 30, 2026 and 2025, respectively. The increase in our effective income tax rate during the three months ended June 30, 2026, compared to the prior year period was primarily due to discrete tax benefits recognized in the prior year period.
LIQUIDITY AND CAPITAL RESOURCES
During the nine months ended June 30, 2026, we borrowed $325.0 million and repaid $275.0 million under our revolving credit facility, which is provided for under our amended credit agreement (the "Credit Agreement") in an aggregate principal amount of $500.0 million (the "Revolving Credit Facility"). As of June 30, 2026, we had $197.6 million of available borrowing capacity, taking into account the $2.4 million letters of credit outstanding under the Revolving Credit Facility, which reduce the amount available for borrowing under the Revolving Credit Facility. Letters of credit are available under the Revolving Credit Facility in an aggregate amount of up to $20.0 million. Our Credit Agreement provides for potential incremental revolving and term facilities at the Company’s request and at the discretion of the lenders or other persons providing such incremental facilities, in each case on terms to be determined, and also permits the Company to incur other secured or unsecured debt, in all cases subject to conditions and limitations as specified in the Credit Agreement.
During the nine months ended June 30, 2026, we repurchased 4.9 million shares of our common stock at an average share price of $27.41 per share and at a total cost, including any accrued excise tax and broker’s commissions, of $134.5 million. In addition, during the nine months ended June 30, 2026, we paid $3.9 million of excise tax that related to fiscal 2025 share repurchases.
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
Short-term financing needs primarily consist of working capital requirements, interest payments on our 7.00% senior notes maturing in March 2030 (the “7.00% Senior Notes”) and on outstanding borrowings under our Revolving Credit Facility and payments on our provision for legal matters, which we currently expect to make during the three months ended September 30, 2026. Long-term financing needs include the repayment of our 7.00% Senior Notes and outstanding borrowings under our Revolving Credit Facility. Additional long-term financing needs will depend largely on potential growth opportunities, including acquisition activity and other strategic transactions. Our asset-light business model requires modest capital expenditures, with annual capital expenditures over the last three fiscal years averaging less than 1% of net sales. No significant capital expenditures are planned during the next 12 months. Additionally, we may seek to repurchase shares of our common stock. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

The following table presents select cash flow data, which is discussed below.

	Nine Months Ended June 30,
dollars in millions	2026	2025
Cash provided by (used in):
Operating activities	$65.0	$91.5
Investing activities	(8.1)	(3.7)
Financing activities	(95.5)	(104.4)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	0.5	0.4
Net decrease in cash, cash equivalents and restricted cash	$(38.1)	$(16.2)
Operating Activities
Cash provided by operating activities for the nine months ended June 30, 2026 decreased $26.5 million compared to the prior year period. This decrease was primarily due to lower net earnings, which included noncash gains and losses from commodity derivative remeasurement, higher investment in inventory in the current year, and cash outflows related to other assets. These impacts were partially offset by a favorable year-over-year change in deferred income taxes, fluctuations in the timing of collections of trade receivables, and lower use of cash for prepaid expenses and other current assets compared to the prior year.
Investing Activities
Cash used in investing activities for the nine months ended June 30, 2026 increased $4.4 million compared to the prior year period driven by an increase in capital expenditures.
Financing Activities
Cash used in financing activities for the nine months ended June 30, 2026 decreased $8.9 million compared to the prior year period, driven by lower payments of $130.7 million, including broker’s commissions, for the repurchase of our common stock, and lower tax withholding payments related to stock compensation plans of $3.2 million. These drivers were partially offset by lower net borrowings of $125.0 million under our Revolving Credit Facility.
Debt Covenants
The Credit Agreement contains affirmative and negative covenants applicable to us and our restricted subsidiaries customary for agreements of this type, including delivery of financial and other information; compliance with laws; maintenance of property, existence, insurance and books and records; providing inspection rights; obligation to provide collateral and guarantees by certain new subsidiaries; delivery of environmental reports; participation in an annual meeting with the agent and the lenders; further assurances; and limitations with respect to indebtedness, liens, fundamental changes, restrictive agreements, use of proceeds, amendments of organization documents, prepayments and amendments of certain indebtedness, dispositions of assets, acquisitions and other investments, sale leaseback transactions, changes in the nature of business, transactions with affiliates and dividends and redemptions or repurchases of stock. Under the terms of the Credit Agreement, we are also required to comply with a financial covenant requiring us to maintain a total net leverage ratio (as defined in the Credit Agreement) not to exceed 6.00:1.00, measured as of the last day of each fiscal quarter. We were in compliance with the financial covenant as of June 30, 2026, and we do not believe non-compliance is reasonably likely in the foreseeable future.
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Commodity Price Risk
In the ordinary course of business, the Company is exposed to commodity price risks relating to the purchases of raw materials. The Company may use futures, option, and swap contracts to manage certain of these exposures when it is practical to do so. A hypothetical 10% adverse change in the underlying market prices of the Company’s principal hedged commodity (non-fat dry milk), reflecting the sensitivity of the Company’s outstanding derivative positions to changes in commodity prices, would have changed the fair value of the Company’s commodity-related derivatives portfolio by approximately $12 million as of June 30, 2026 and September 30, 2025, respectively. This volatility analysis ignores changes in the exposures inherent in the underlying hedged transactions. Because the Company does not hold or trade derivatives for speculation or profit, all changes in derivative values are effectively offset by corresponding changes in the underlying commodity exposures.
For additional information regarding the Company’s commodity contracts, see Note 10 within “Notes to Condensed Consolidated Financial Statements.”
Foreign Currency Risk
Related to Active Nutrition International GmbH, a subsidiary of the Company whose functional currency is the Euro, the Company is exposed to risks of fluctuations in future cash flows and earnings due to changes in foreign currency exchange rates. Related to Premier Nutrition Company, LLC, a subsidiary of the Company whose functional currency is the U.S. Dollar, the Company is exposed to foreign currency transactional risk as it sells to certain customers in Canadian dollars (“CAD”). The foreign currency balance sheet exposures as a result of these CAD transactions are not expected to result in a significant impact on future earnings or cash flows.
Interest Rate Risk
As of both June 30, 2026 and September 30, 2025, the Company had outstanding principal value indebtedness of $840.0 million related to its 7.00% Senior Notes. Additionally, the Company had outstanding borrowings of $300.0 million and $250.0 million under its Revolving Credit Facility as of June 30, 2026 and September 30, 2025, respectively. Borrowings under the Revolving Credit Facility had a variable interest rate of 5.62% and 6.14% as of June 30, 2026 and September 30, 2025, respectively.
As of June 30, 2026 and September 30, 2025, the fair value of the Company’s debt, excluding any borrowings under its Revolving Credit Facility, was $840.2 million and $869.0 million, respectively. Changes in interest rates impact fixed and variable rate debt differently. For fixed rate debt, a change in interest rates will only impact the fair value of the debt, whereas a change in interest rates on variable rate debt will impact interest expense and cash flows. A hypothetical 10% decrease in interest rates would have changed the fair value of the fixed rate debt by approximately $12 million and $5 million as of June 30, 2026 and September 30, 2025, respectively. A hypothetical 10% increase in interest rates would have had an immaterial impact on both interest expense and interest paid during the three and nine months ended June 30, 2026 and 2025, respectively. For additional information regarding the Company’s debt, see Note 12 within “Notes to Condensed Consolidated Financial Statements.”
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
Changes in Internal Control Over Financial Reporting
There were no significant changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.    OTHER INFORMATION.
ITEM 1.    LEGAL PROCEEDINGS.
The information required under this Item 1 is set forth in Note 13 within “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 of this report, which is incorporated herein by reference. For disclosure of environmental proceedings with a governmental entity as a party pursuant to Item 103(c)(3)(iii) of Regulation S-K, the Company has elected to disclose matters where the Company reasonably believes such proceeding would result in monetary sanctions, exclusive of interest and costs, of $1.0 million or more. Applying this threshold, there are no such environmental proceedings to disclose for the three months ended June 30, 2026.
ITEM 1A.    RISK FACTORS.
In addition to the information set forth elsewhere in this Quarterly Report on Form 10-Q (the “Quarterly Report”), you should carefully consider the risk factors we previously disclosed in our Annual Report on Form 10-K, filed with the SEC on November 18, 2025, as of and for the year ended September 30, 2025 (the “Annual Report”). You should also carefully consider the risk factor update we previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, filed with the SEC on May 5, 2026 (the "Previous Quarterly Report"). As of the date of this Quarterly Report, other than as set forth above, there have been no material changes to the risk factors previously disclosed in the Annual Report and the Previous Quarterly Report. These risks could materially and adversely affect our business, financial condition, results of operations and cash flows. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business, financial condition, results of operations and cash flows.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table sets forth information with respect to repurchases of shares of our common stock during the three months ended June 30, 2026 and our common stock repurchase authorization.

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (b)
April 1, 2026 - April 30, 2026	638,643	$15.66	638,643	$506,851,543
May 1, 2026 - May 31, 2026	—	—	—	$506,851,543
June 1, 2026 - June 30, 2026	—	—	—	$506,851,543
Total	638,643	$15.66	638,643	$506,851,543
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
ITEM 5.    OTHER INFORMATION.
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended June 30, 2026, no director or officer, as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended, adopted or terminated the “Rule 10b5-1 trading arrangements” as defined in Item 408 of Regulation S-K.

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

4.2	Form of Note (Incorporated by reference to Exhibit 4.2 to the Company’s Second Form 8-K filed on March 10, 2022, which Exhibit 4.2 is referenced in Exhibit 4.1 to such filing)
31.1	Certification of Michael C. Axelrod pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 4, 2026
31.2	Certification of Paul A. Rode pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 4, 2026
32.1	Certification of Michael C. Axelrod and Paul A. Rode, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 4, 2026
101
Interactive Data File (Form 10-Q for the quarterly period ended June 30, 2026 filed in iXBRL (Inline eXtensible Business Reporting Language)). The financial information contained in the iXBRL-related documents is “unaudited” and “unreviewed.”

104	The cover page from the Company’s Form 10-Q for the quarterly period ended June 30, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101

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

BELLRING BRANDS, INC.
Date:	August 4, 2026	By:	/s/ Paul A. Rode
Paul A. Rode
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)